Form 10-K/A
period 1996-04-06
MTI TECHNOLOGY CORP
filed 1996-08-02
CIK 901696

                                   FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended April 6, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the transition period from             to
                                             -----------    -----------

                         Commission file number 0-23418

                           MTI TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


                 Delaware                             95-3601802
      (State or other jurisdiction of               I.R.S. Employer
      incorporation or organization                Identification No.)


                            4905 EAST LA PALMA AVENUE
                            ANAHEIM, CALIFORNIA 92807
               (Address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (714) 970-0300

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---    ---
                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $ 25,003,916 on June 21, 1996, based on the closing sale price of such stock on The Nasdaq National Market. The number of shares outstanding of Registrant's Common Stock, $0.001 par value, was 25,514,386 on June 21, 1996.

                                     PART II

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data listed in Item 14 of Part IV of this report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     Information with respect to the Company's executive officers is set forth in Part I, above, under the caption "Executive Officers of the Registrant."

                                    DIRECTORS

NAME                          AGE          POSITION(S)
*Raymond J. Noorda            72  Chairman of the Board of Directors
 Steven J. Hamerslag          40  Director
*Val Kreidel                  41  Director
*David Proctor                56  Director
 Earl Pearlman                53  Nominee, President and Chief Executive Officer

       -------------------

   *Member of Audit Committee and Compensation Committee.

     MTI's Bylaws provide for the Board of Directors to be divided into three classes, with each class to be as nearly equal in number of directors as possible. At each annual meeting of stockholders, the successors to the class of directors whose term expires at that time are elected to hold office for a term of three years until their respective successors are elected and qualified, so that the term of one class of directors expires at each such annual meeting. The terms of office expire as follows: Mr. Noorda, 1998; Mr. Hamerslag, 1998; Mr. Proctor, 1997; Ms. Kreidel, 1996; and a vacancy in the 1996 class.

     Ms. Kreidel is the daughter of Mr. Noorda. There are no other family relationships among the directors or executive officers of MTI.

     Raymond J. Noorda has been Chairman of the Board of Directors of the Company since 1987. Mr. Noorda previously served as the President, Chief Executive Officer and Chairman of the Board of Directors of Novell, Inc. Prior to joining Novell, Inc., Mr. Noorda served as Chief Executive Officer of Boschert, Inc. and System Industries, Inc.

     Steven J. Hamerslag has been a Director of the Company since 1987 and served as President and Chief Executive Officer from 1987 until March 1996. Prior to joining the Company, Mr. Hamerslag was Senior Vice President of System Industries, Inc. Mr. Hamerslag presently serves on the Board of Directors of Corvel, Inc., a medical cost containment company.

     Val Kreidel was elected a Director of the Company in January 1994. Ms. Kreidel has served as a financial analyst for NFT Ventures, Inc. and DSC Ventures, Inc., private investment companies, since May 1989. From May 1985 to May 1989, Ms. Kreidel served as a Vice President of Atlantic Financial Savings Bank in its Real Estate Loan Department.

     David Proctor was elected a Director of the Company in October 1995. Mr. Proctor has been President and Chief Operating Officer of Platinum Software Corporation, a supplier of financial software application programs, from May 1994 to December 1995. Prior to joining Platinum Software, Mr. Proctor was Vice President of software products for the Personal Software Products Division of IBM from April 1993 to May 1994. From October 1991 to April 1993, Mr. Proctor was a private consultant providing executive management services to technology companies. From May 1990 to October 1991, Mr. Proctor was with Ashton-Tate Corporation, a supplier of business applications software products, and served as both the Vice President of the Database Division and as President and Chief Operating Officer. Prior to joining Ashton-Tate, Mr. Proctor spent 23 years with IBM in several executive capacities.

     Earl Pearlman was named President and Chief Executive Officer of the Company in April 1996. From April 1995 to March 1996, Mr. Pearlman was Vice President, U.S. Sales for the Company. Prior to joining the Company, Mr. Pearlman was the President and Chief Executive Officer of National Peripherals, Inc., a supplier of cross-platform RAID - based storage products, which he founded in 1980, acquired by the Company in 1995.


DIRECTORS' FEES

     The Company's directors did not receive cash compensation for serving on the Board of Directors for the fiscal year ended April 6, 1996, but they were reimbursed for expenses incurred in attending Board meetings.

     Each non-employee director of the Company is granted a nonqualified option to purchase 10,000 shares of Common Stock under the Directors' Non-Qualified Stock Option Plan and upon the closing of the Company's initial public offering or upon his or her first election or appointment to the Board of Directors, if subsequent to that offering. Pursuant to the provisions of the Directors' Plan, Mr. Noorda and Ms. Kreidel each received an option for 10,000 shares with an exercise price of $9.00 per share following the April 14, 1994 closing of the Company's initial public offering and Mr. Proctor received an option for 10,000 shares with an exercise price of $3.00 per share following his election to office on October 6, 1995. In addition, the Directors' Plan provides that each non-employee director who is a director immediately prior to an annual meeting of the Company's stockholders and who continues to be a director after such meeting (i.e., Mr. Noorda, Mr. Hamerslag and Mr. Proctor, and Ms. Kreidel in the event she is re-elected) will be granted an option to purchase 2,500 shares of Common Stock, provided that such director has served as such for at least one year. Mr. Noorda and Ms. Kreidel each received options to purchase 2,500 shares of Common Stock with an exercise price of $3.00 per share following the Company's 1995 Annual Meeting. Each option granted under the Directors' Plan has an exercise price equal to the fair market value of the Common Stock on the date of grant and vests monthly over a 12-month period.

COMMITTEES OF THE BOARD

     The Company currently has two committees, the Audit Committee and the Compensation Committee. The Audit Committee, currently consisting of Mr. Noorda, Mr. Proctor and Ms. Kreidel, recommends the appointment of the independent public accountants of the Company, reviews and approves the scope of the annual audit and reviews the results thereof with the Company's independent accountants. The Audit Committee also assists the Board in fulfilling its fiduciary responsibilities relating to accounting and reporting policies, practices and procedures, and reviews the continuing effectiveness of the Company's business ethics and conflicts of interest policies. The Company does not have an executive committee.

     The Compensation Committee, currently consisting of Mr. Noorda, Mr. Proctor and Ms. Kreidel, recommends to the Board of Directors the salaries, bonuses and stock awards received by the officers of the Company. The Compensation Committee is also responsible for administering the Company's Stock Incentive Plan. The Compensation Committee determines the recipients of awards, sets the exercise price of shares granted, and determines the terms, provisions and conditions of all rights granted.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal year 1996, the Compensation Committee consisted of Mr. Noorda, Mr. Proctor and Ms. Kreidel. None of these persons is or has been an officer or employee of the Company or any of its subsidiaries. In addition, there are no Compensation Committee interlocks between MTI and other entities involving MTI executive officers and Board members who serve as executive officers of such entities.

     On July 19, 1995, the Company entered into a Loan Agreement (the "Loan Agreement") with NFT Ventures II, LLC ("NFTII"). Mr. Noorda is the Chairman of the Board of NFTII. Pursuant to the Loan Agreement, NFTII provided the Company $10.0 million at an interest rate of 10-3/4% per annum. Repayment was due in two equal installments, 18 and 24 months after funding. As contemplated by the Loan Agreement, NFTII and the Company have executed mutually satisfactory licenses granting NFTII a source code license (with the right of sublicense) for the Company's BACKUP.UNET and XpresServe products within thirty (30) days of the date of the Loan Agreement. Therefore, NFTII has forgiven $650,000 of principal or interest due under the Loan Agreement. On April 11, 1996, the principal and interest accrued under the Loan Agreement was converted, in whole, to Common Stock of the Company at $1.6875 per share, the then-current market price per share (the "Conversion Right") for an aggregate of 5,992,665 shares. The Conversion Right was approved by the Company's stockholders at the 1995 Annual Meeting.

     Pursuant to an agreement (the "NRE Funding Agreement"), dated as of June 27, 1996, between the Company and NFT Ventures, Inc. ("NFT"), NFT has agreed to fund the non-recoverable direct operating expenses for certain development projects for one year, up to an aggregate of $2.4 million. The development projects consist of the Company's Sterling, Virginia Software Product Development Center, the RLM Software Products Group, and the Open Media Products Group. In return for the development project funding, NFT will receive 25% of the net sales prices of all products arising out of the development projects through April 7, 2000. In addition, the Company has agreed, subject to stockholder approval, to issue NFT a warrant to purchase up to 750,000 shares of Common Stock with an exercise price of $2.25 per share, vesting 25% at each funding date. The aggregate number of shares of Common Stock subject to the warrant will be reduced pro rata, to the extent the maximum funding obligation is not reached. Mr. Noorda is the Chairman of NFT.

     On May 3, 1996, an affiliate of NFT provided a guaranty (the "Loan Guaranty") for the Company's $10.0 million bank financing with Greyrock Business Credit. As consideration for such Loan Guaranty, the Company has agreed to issue NFT a warrant to purchase up to 500,000 shares of Common Stock at $2.00 per share, subject to approval of the Company's disinterested stockholders.


ATTENDANCE AT BOARD AND COMMITTEE MEETINGS

     During the fiscal year ended April 6, 1996, the Board of Directors met four times. In addition, the Audit Committee and Compensation Committee met one and three times, respectively. No director attended fewer than 75% of the aggregate number of meetings held by the Board of Directors and all committees of the Board on which such director served.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that the Company's executive officers and directors file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the Securities and Exchange Commission ("SEC"). Executive officers and directors are also required by the SEC rules to furnish the Company with copies of all Section 16(a) reports they file. As part of a Section 16 compliance program established by the Company for its executive officers and directors, the Company undertakes to file these reports on behalf of such individuals. Based solely on its review of the Forms 3, 4 and 5 filed on behalf of its executive officers and directors, as well as written representations from certain individuals that no Forms 5 are required by such individuals, the Company believes that, during the fiscal year ended April 6, 1996, all Section 16(a) filing requirements applicable to its executive officers and directors were complied with pursuant to the SEC rules, except that Richard L. Hicksted and a related trust were nine days late in filing Form 4s reflecting sales of Common Stock.

ITEM 11.  EXECUTIVE COMPENSATION:

SUMMARY OF EXECUTIVE COMPENSATION

     The following table sets forth for each of the Company's last three completed fiscal years the compensation of Steve Hamerslag, the Company's former President and Chief Executive Officer, the four most highly compensated executive officers other than Mr. Hamerslag whose total annual salary and bonus for the last fiscal year exceeded $100,000, and two former executive officers (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE




                                                                                                      Long Term
                                                                                                    Compensation
                                                                                                       Awards
                                                                                                    ------------
                                                                Annual Compensation                   Number of
                                                                -------------------                   Securities
                                                                                  Other Annual        Underlying       All Other
Name and Principal Position                   Year      Salary($)      Bonus($)  Compensation($)(1)   Options(#)  Compensation($)(2)
- - ---------------------------                   ----      ---------      --------  ------------------   ----------  ------------------
Earl M. Pearlman (3)                          1996       186,362             0       *                  375,000        14,068

Steven J. Hamerslag (4)                       1996       200,000             0       *                        0         1,674
                                              1995       200,000             0       *                        0         1,130
                                              1994       200,000             0       20,013                   0         1,313

Gary M. Scott (5)                             1996       216,116             0       31,938             315,000         1,169
 Senior Vice President, European              1995       199,111        32,773       25,195             100,000         1,130
   Operations                                 1994       129,661        20,700       38,065              20,000             0

Dale R. Boyd (6)                              1996       122,500             0       *                   50,000            39
 Vice President, Chief                        1995        16,490             0       *                   25,000             0
 Financial Officer

Thomas P. Raimondi, Jr. (7)                   1996       175,000             0       *                  232,500         1,189
 Senior Vice President, General Manager       1995       158,828        25,000       *                   80,000         1,050
                                              1994       109,304        39,996       *                   12,500             0

Jack Hiett (8)                                1996       105,000             0       32,820             175,000             0
 Senior Vice President,                       1995       109,039             0       *                   60,000             0
 Customer Service                             1994        92,885        22,000       *                   20,000             0

Bob P. Goetz (9)                              1996       200,008             0       *                  320,000             0
 Senior Vice President, Sales                 1995       199,994             0       *                  100,000         1,220
                                              1994       200,008             0       *                   20,000             0



- - ------------------------

* Amount does not exceed the lesser of $50,000 or ten percent of the total annual salary and bonus reported for the individual.

(1) 1996 amount for Mr. Scott includes $615 for medical insurance, $11,861 for tax services, and $19,462 for an automobile allowance. 1996 amount for Mr. Hiett includes $32,820 for medical insurance and expense reimbursement. 1995 amount for Mr. Scott includes $2,155 for medical insurance, $10,515 for tax services, and $12,525 for an automobile allowance. 1994 amount for Mr. Hamerslag represents an automobile allowance of $10,833 and amounts paid by the Company for medical insurance, disability insurance and miscellaneous items. 1994 amount for Mr. Scott represents an automobile allowance of $11,664, foreign service tax equalizing payments in the amount of $15,463, tax services and medical insurance.

(2) Amounts represent the dollar value of insurance premiums paid by the Company during the fiscal year with respect to term life insurance for the benefit of the Named Executive Officer.

(3) Mr. Pearlman was elected President and Chief Executive Officer of the Company effective April 8, 1996. From April 1995 to March 1996, he was Vice President, U.S. Sales for the Company. Mr. Pearlman joined the Company in April 1995. Includes options to purchase an aggregate of 125,000 shares that were repriced in May 1995.

(4) Mr. Hamerslag served as the Company's President and Chief Executive Officer until March 29, 1996.

(5) Includes options to purchase an aggregate of 190,000 shares granted in previous fiscal years that were repriced in May 1995.

(6) Mr. Boyd joined the Company on February 8, 1995, during fiscal 1995. Includes options to purchase an aggregate of 25,000 shares that were repriced in May 1995.

(7) Includes options to purchase an aggregate of 132,500 shares granted in previous fiscal years that were repriced in May 1995.

(8) Includes options to purchase an aggregate of 115,000 shares granted in previous fiscal years that were repriced in May 1995.

(9) Mr. Goetz served as an executive office of the Company until October 1995. Includes options to purchase an aggregate of 195,000 shares granted in previous fiscal years that were repriced in May 1995.


SUMMARY OF OPTION GRANTS

         The following table sets forth the individual grants of stock options made by the Company during the fiscal year ended April 6, 1996 to each of the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                 INDIVIDUAL GRANTS                                        POTENTIAL REALIZABLE
- - ---------------------------------------------------------------------------------------     VALUE AT ASSUMED
                            NUMBER OF         % TOTAL                                        ANNUAL RATES OF
                           SECURITIES         OPTIONS                                            STOCK
                           UNDERLYING        GRANTED TO                                    PRICE APPRECIATION
                            OPTIONS          EMPLOYEES    EXERCISE                         FOR OPTION TERM (2)
                            GRANTED          IN FISCAL     PRICE        EXPIRATION        ---------------------
    NAME                      (#)             YEAR (1)   ($/sh) (1)       DATE             5%($)         10%($)
    ----                      ---             --------   ----------       ----            -------       -------
Earl M. Pearlman             125,000              3%       $  1.75        03/30/05        137,571       348,631
                             125,000              3%       $  2.25        02/08/03        114,497       266,827
                             125,000              3%       $ 2.875        03/30/05        226,009       572,751

Dale R. Boyd                  25,000              1%       $  1.75        02/27/05         27,514        69,726
                              25,000              1%       $  3.00        10/06/05         47,167       119,531

John M. Hiett                 60,000              1%       $  1.75        05/26/05         66,034       167,343
                              60,000              1%       $  1.75        09/06/04         66,034       167,343
                              20,000              0%       $  1.75        05/07/03         22,011        55,781
                              20,000              0%       $  1.75        04/23/02         22,011        55,781
                              15,000              0%       $  1.75        06/12/98         10,688        24,904

Thomas P. Raimondi, Jr.      100,000              2%       $  1.75        05/26/05        110,057       278,905
                              80,000              2%       $  1.75        09/06/04         88,045       223,124
                              12,500              0%       $  1.75        05/07/03         13,757        34,863
                              30,000              1%       $  1.75        04/23/02         33,017        83,671
                              10,000              0%       $  1.75        12/09/98          7,124        16,602

Gary Scott                   125,000              3%       $  1.75        05/26/05        137,571       348,631
                             100,000              2%       $  1.75        09/06/04        110,057       278,905
                              30,000              1%       $  1.75        05/07/03         33,017        83,671
                              60,000              1%       $  1.75        04/23/02         66,034       167,343

Bob Goetz                    125,000              3%       $  1.75        05/26/05        137,571       348,631
                             100,000              2%       $  1.75        09/06/04        110,057       278,905
                              20,000              0%       $  1.75        05/07/03         22,011        55,781
                              75,000              2%       $  1.75        04/23/02         82,542       209,179

- - -----------------------

(1) Based on an aggregate of 4,300,900 options granted to directors and employees of the Company in fiscal year 1996, including the Named Executive Officers. The total number of options granted during fiscal year 1996 include 2,039,400 that represent options granted in previous years that were repriced May 26, 1995.

(2) The potential realizable value is calculated based on the term of the option at its time of grant (7-10 years). It is calculated by assuming that the stock price appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the option holder is possible unless the stock price increases over the option term.

      The options described above were granted under the Company's Stock Incentive Plan and 1987 Plan, and with the exception of those options granted to Mr. Pearlman, vest ratably 25% per year over four years commencing on the date of the individual respective grant. Mr. Pearlman's option grant to purchase 125,000 shares at $1.75, which expires May 30, 2005, vest ratably 33.3% per year over three years. Mr. Pearlman's option grant to purchase 125,000 shares at $2.25, which expires on February 8, 2003, vest 100% on April 1, 1998.

SUMMARY OF OPTIONS EXERCISED

         The following table sets forth information concerning exercises of stock options during the year ended April 6, 1996 by each of the Named Executive Officers and the value of unexercised options at April 6, 1996.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                    NUMBER OF
                                                   SECURITIES        VALUE OF
                                                   UNDERLYING      UNEXERCISED
                                                   UNEXERCISED     IN-THE-MONEY
                                                   OPTIONS AT       OPTIONS AT
                                                   FISCAL YEAR     FISCAL YEAR
                            SHARES                   END (#)         END ($)
                          ACQUIRED ON   VALUE     -------------   -------------
                           EXERCISE    REALIZED    EXERCISABLE/    EXERCISABLE/
     NAME                    (#)       ($)(1)     UNEXERCISABLE   UNEXERCISABLE (2)
     ----                 -----------  --------   -------------   -------------
Earl M. Pearlman              0           0        0/250,000       0/54,688
Dale R. Boyd                  0           0        0/50,000        0/10,938
John M. Hiett                 0           0        0/175,000       0/76,563
Thomas P. Raimondi, Jr.       0           0        0/232,500       0/101,719
Gary Scott                    0           0        0/315,000       0/137,813
Bob Goetz                     0           0        0/320,000       0/140,000

- - -----------------------

(1) Value realized is based on estimated fair market value of Common Stock on the date of exercise minus the exercise price.

(2) Value is based on estimated fair market value of Common Stock as of April 6, 1996 ($2.1875) minus the exercise price.



COMPENSATION PLANS

         The Stock Incentive Plan. In April 1992, the Company and its stockholders adopted the Stock Incentive Plan (the "1992 Plan"). The Company currently has approximately 513 employees. The purpose of the 1992 Plan is to provide incentives to selected individuals (generally employees and consultants) and entities for increased efforts and successful achievement on behalf of or in the interest of MTI and its subsidiaries.

         The 1992 Plan has three components: a stock option component, a stock bonus/stock purchase component and a stock appreciation rights component. The stock option component of the 1992 Plan provides a means whereby participants are given an opportunity to purchase shares of Common Stock pursuant to: (i) options that qualify as incentive stock options ("ISOs") under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) nonqualified stock options ("NQSOs"). ISOs may be granted only to persons who are officers or employees of the Company or any of its subsidiaries. ISOs may not be granted to any person who, at the time that the ISO is granted, owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock or any of the Company's subsidiaries' stock ("10% Stockholders"), unless the exercise price of the shares of the Common Stock covered by the option is at least 110% of the fair market value of such shares at the date of grant and such ISO by its terms is not exercisable after the expiration of five years from the date of grant.

         Options, stock bonuses and rights to purchase Common Stock may be granted under the 1992 Plan to exercise or purchase an aggregate of not more than 4,079,960 shares of Common Stock, but in no event may the aggregate number of shares subject to outstanding options exceed the greater of 5% of the authorized shares of Common Stock or 15% of the total number of shares outstanding as of the close of business on the last day of the Company's prior fiscal year. The 1992 Plan was amended in February 1996 to allow for the grant of options for 300,000 additional shares of Common Stock. Notwithstanding the foregoing, no option may be issued under the 1992 Plan if, at the time of any such grant, the aggregate number of shares subject to outstanding options and rights to purchase stock would exceed 30% of the then outstanding shares of the Common Stock of the Company. The 1992 Plan has no aggregate limit for individual stockholder grants. As of July 15, 1996, options to purchase an aggregate of 3,034,650 shares of Common Stock were outstanding under the 1992 Plan at an average price of $1.89 per share and 6,275 options had been exercised under the 1992 Plan during fiscal year 1996 with an average exercise price of $1.80.

         The 1987 Incentive Stock Option and Nonqualified Stock Option Plan. In October 1987, the Company and its stockholders adopted the 1987 Incentive Stock Option and Nonqualified Stock Option Plan (the "1987 Plan") for employees and consultants of the Company. As of July 15, 1996, options to purchase an aggregate of 463,000 shares of Common Stock were outstanding under the 1987 Plan at an average price of $2.01 per share and 11,250 options had been exercised under the 1987 Plan during fiscal year 1996 with an average exercise price of $2.36. The Company does not intend to grant any further options under the 1987 Plan.

         SF2 Stock Options. In March 1992, the Company acquired SF2 and assumed the outstanding stock options of employees and consultants of SF2 under SF2's 1988 Stock Option Plan, which as a result of the merger became exercisable for 235,691 shares of Common Stock. The aggregate number of shares of Common Stock subject to outstanding SF2 options at July 15, 1996 was 13,324.

         Other Options. In February 1994, the Company granted stock options to acquire an aggregate of 24,000 shares of Common Stock, at an exercise price of $5.00 per share, to five former System Industries employees in connection with their employment with the Company.

         Employee Stock Purchase Plan. In March 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 500,000 shares of Common Stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Code. Under the Purchase Plan, the Board may authorize participation by eligible employees, including officers, in periodic six month offerings following the commencement of the Purchase Plan. The initial offering under the Purchase Plan commenced on July 1, 1994.

         Employees are eligible to participate if they are employed by the Company or a subsidiary of the Company designated by the Board for at least 20 hours per week and are customarily employed by the Company or a subsidiary of the Company designated by the Board for at least five months per calendar year. Participating employees may elect to have up to 10% of their earnings withheld pursuant to the Purchase Plan. The amount withheld is then used to purchase shares of Common Stock on specified dates determined by the Board. The price of Common Stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the Common Stock at the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company.

         In the event of a merger, reorganization, consolidation or liquidation involving the Company, the Board has discretion to provide that each right to purchase Common Stock will be assumed or an equivalent right substituted by the successor corporation, or the Board may shorten the offering period and provide for all sums collected by payroll deductions to be applied to purchase stock immediately prior to such merger or other transaction. The Purchase Plan will terminate in March 2004. The Board has the authority to amend or terminate the Purchase Plan, provided, however, that no such action may adversely affect any outstanding rights to purchase Common Stock.

         Directors' Non-Qualified Stock Option Plan. The Company adopted the Directors' Non-Qualified Stock Option Plan (the "Director Plan") in March 1994. A total of 150,000 shares of Common Stock are reserved for issuance under the Director Plan.

         The Director Plan grants to each non-employee director of the Company ("Non-Employee Director") a nonqualified option to purchase 10,000 shares of Common Stock (an "Initial Grant") upon the closing of the Company's initial public offering, or upon his or her first election or appointment to the Board of Directors, if subsequent to that offering. In addition, the Director Plan provides that each Non-Employee Director who is a director immediately prior to an annual meeting of the Company's stockholders and who continues to be a director after such meeting will be granted an option to purchase 2,500 shares of Common Stock (a "Subsequent Grant"); provided that no Subsequent Grant will be made to any Non-Employee Director who has not served as a director of the Company, as of the time of such annual meeting, for at least one year. Each Subsequent Grant will be made on the date of the annual stockholders' meeting in question.

         The exercise price per share of each option granted under the Director Plan will be the fair market value of the Company's Common Stock on the date the option is granted, except that, in the case of the Initial Grants to directors in office as of the public offering, the exercise price per share for such grants was the price to the public in the offering. Payment of the exercise price of any option to purchase Common Stock granted under the Director Plan may be made in whole or in part in (i) cash, (ii) Common Stock held by the Non-Employee Director, (iii) notes or (iv) such other valuable consideration as the Board, in its discretion, determines to be consistent with the Director Plan's purpose and applicable law. Options granted under the Director Plan vest monthly over a 12 month period.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         During the fiscal year ended April 6, 1996, the Compensation Committee, consisting of Mr. Noorda, Mr. Proctor and Ms. Kreidel, was responsible for establishing and administering the policies that govern the compensation of executive officers, including the Named Executive Officers. The Compensation Committee has furnished the following report on executive compensation:

                          COMPENSATION COMMITTEE REPORT

         The Compensation Committee ("Committee") of the Board of Directors is composed of independent outside directors. The Committee reviews and administers the Company's various incentive plans, including the cash compensation levels of members of management, the Company's bonus plan and the Company's stock incentive plan.

         General Compensation Policy. The Committee's fundamental compensation policy is to make a substantial portion of an executive's total potential compensation contingent upon the financial performance of the Company. Accordingly, in addition to each executive's base salary, the Company offers the opportunity for an annual cash bonus which is tied to the Company's achievement of financial performance goals, and stock option awards to provide incentives to the executive officers through an equity interest of the Company. The Committee believes that the stockholders benefit by aligning the long-term interests of stockholders and employees.

         Base Salary. For the fiscal year 1996, the Committee reviewed the recommendations of the Chief Executive Officer as to proposed base salaries for all executives. Base salaries generally remained unchanged unless the individual's responsibilities had increased over the prior fiscal year, including recognition of efforts relating to the Company's recent acquisitions, or the individual's performance in the prior fiscal year was determined to be particularly strong. The Committee's review of each individual's base salary and performance in fiscal 1996 was based on the individual's overall performance. No specific quantitative weight was given to any particular performance measurement. In the future the Committee will perform annual reviews of the base salary of each of the executive officers with reference to the executive's performance, level of responsibility and experience to determine whether the current base salary is appropriate and competitive. The Committee will evaluate the reasonableness of the base salary based upon the median salary range paid to executive officers with comparable duties at companies of similar size in the same geographic area in the computer technology industry. The base salary of executive officers other than the Chief

Executive Officer will ultimately be fixed by the Committee after consultation with the Chief Executive Officer. The base salary of the Chief Executive Officer will be recommended by the Committee and approved by the Board.

         Cash Bonuses. The Company does not have a formal executive bonus plan. Cash bonuses are targeted for executive officers based upon individual performance and achievement of financial goals. For fiscal 1996, bonuses were based on the individual's overall performance and consideration was also given to the overall performance of the Company. No specific quantitative weight was given to any particular performance measurement.

         Stock Option Awards. The Company has granted stock options under its various stock option plans generally at prices equal to the estimated fair market value of the Company's common stock at the date of grant. The plans provide for the grant by the Company of stock options, stock bonuses/purchases and stock appreciation rights to acquire under the current plan up to an aggregate of not more than the greater of 5 percent of the authorized shares of the Company's common stock or 15 percent of the total number of shares outstanding as of the Company's prior fiscal year-end. Grants to executive officers are based on their responsibilities and relative positions in the Company, and are considered an integral component of total compensation. The Committee believes the granting of options to be beneficial to stockholders because it increases management's interest in the enhancement of stockholder value. Grants were proposed by the Chief Executive Officer and reviewed by the Committee based on the individual's overall performance. No specific quantitative weight was given to any particular performance measure. The Committee believes that stock option grants are necessary to retain and motivate key employees of the Company.

         Chief Executive Officer Compensation. Mr. Hamerslag participated in the same executive compensation plans as those described above for the other executive officers. As is true of the other executives officers, the Committee's policy is to have a large portion of the Chief Executive Officer's compensation based on the Company's financial performance. Mr. Hamerslag's base salary for fiscal 1996 was unchanged from that set prior to the Company's initial public offering by negotiations between Mr. Hamerslag and the Board of Directors, based upon the Company's financial performance for fiscal year 1996. In addition, as in prior years, Mr. Hamerslag did not receive any bonus or stock option grants.

         Policy Regarding Deductibility of Compensation. Section 162(m) of the Internal Revenue Code (the "Section ") provides that for federal income tax purposes, the otherwise allowable deduction for compensation paid or accrued to a covered employee of a publicly held corporation is limited to no more than $1 million per year. The Company is not presently affected by the Section because, for the fiscal year ended April 6, 1996, no executive officer's compensation exceeded $1 million, and the Company does not believe that the compensation of any executive officer will exceed $1 million for the 1997 fiscal year.

                                COMPENSATION COMMITTEE



                                RAYMOND J. NOORDA
                                DAVID PROCTOR
                                VAL KREIDEL

                         COMPANY STOCK PRICE PERFORMANCE

The following performance graph assumes an investment of $100 on April 7, 1994 (the date the Company became subject to Section 12 of the Exchange Act) and compares the change to April 6, 1996 in the market prices of the Common Stock with a broad market index (Nasdaq Stock Market - U.S.) and an industry index (Nasdaq Computer Manufacturer Index). The Company paid no dividends during the periods shown; the performance of the indexes is shown on a total return (dividend reinvestment) basis. The graph lines merely connect the prices on the dates indicated and do not reflect fluctuations between those dates.

                              [GRAPH APPEARS HERE]

            COMPARISON OF 24 MONTH CUMULATIVE TOTAL RETURN AMONG MTI
             TECHNOLOGY CORPORATION, THE NASDAQ STOCK MARKET - U.S.
                INDEX AND THE NASDAQ COMPUTER MANUFACTURER INDEX


          NAME                         4/7/94         3/31/95         3/31/96
          ----                         ------         -------         -------
  MTI Technology Corporation            100             36             21
  Nasdaq Stock Market - U.S.            100             109            149
  Nasdaq Computer Manufacturer          100             117            180


THE FOREGOING REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION AND THE PERFORMANCE GRAPH THAT APPEARS IMMEDIATELY ABOVE SHALL NOT BE DEEMED TO BE SOLICITING MATERIAL OR TO BE FILED UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934, OR INCORPORATED BY REFERENCE IN ANY DOCUMENT SO FILED.

                  REPORT OF COMPENSATION COMMITTEE ON REPRICING

         In May 1995, the Compensation Committee of the Board of Directors announced a repricing of all outstanding stock options with exercise prices in excess of $1.75 per share (excluding options under the Directors' Plan). The Company's stock option plans are intended to encourage Company employees, through their individual efforts, to improve the Company's overall performance and to promote profitability by providing them an opportunity to participate in the increased value they help create. In May 1995, the Compensation Committee determined, based upon the recommendation of management, that the imbalance between the exercise prices under many of the stock options then outstanding (equal to the respective market prices for the Common Stock at the times they were granted) and the lower market price that prevailed for the Common Stock in May 1995 was not an incentive for the employees holding such options to exert their best efforts to achieve the Company's long-term goals. To restore that incentive, the repriced options have exercise prices of $1.75 per share, the fair market value on the date of the repricing, and the option holders were not permitted to exercise any repriced options until the earlier of May 26, 1996 or 30 days prior to the date on which such options expired. Except as disclosed above, each new option continues to be governed by the same terms as applied to the prior option (including the vesting schedule).

                                      COMPENSATION COMMITTEE

                                      RAY NOORDA
                                      DAVID PROCTOR
                                      VAL KREIDEL

         The following chart describes all repricings of options held by an executive officer during the completed fiscal years subsequent to the date on which the Company became a reporting company.

                         TEN-YEAR OPTION/SAR REPRICINGS

                                             NUMBER OF
                                            SECURITIES
                                           UNDERLYING                                                           LENGTH OF ORIGINAL
                                          OPTIONS/SARS      MARKET PRICE OF      EXERCISE PRICE                    OPTION TERM
                                           REPRICED OR      STOCK AT TIME OF      ATTIME OF                     REMAINING AT DATE
                                             AMENDED        REPRICING EXERCISE   REPRICING OR    NEW EXERCISE   OF REPRICING OR
NAME                             DATE          (#)          OR AMENDMENT ($)     AMENDMENT ($)    PRICE ($)         AMENDMENT
- - ----                             ----          ----         ----------------     -------------    ---------         ---------
Earl M. Pearlman,              5/26/95       125,000            $1.75            $2.875            $1.75             118 mos.
   President and
   Chief Executive
   Officer

Dale R. Boyd,                  5/26/95       25,000             $1.75            $3.375            $1.75             117 mos.
   Vice President, Chief
   Financial Officer

John M. Hiett                  5/26/95       55,000             $1.75           $5.00              $1.75          36-111 mos.
   Senior Vice President,                    60,000             $1.75           $4.00              $1.75
   Customer Service

Thomas P. Raimondi, Jr.        5/26/95       80,000             $1.75           $4.00              $1.75          42-117 mos.
   Senior Vice President,                    52,500             $1.75           $5.00              $1.75
   General Manager

Gary M. Scott                  5/26/95        90,000            $1.75           $5.00              $1.75          84-111 mos.
   Senior Vice President,                    100,000            $1.75           $4.00              $1.75
   European Operations

Venki Venkataraman               --            --                 --              --                 --               --
   Vice President,
   Operations

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 15, 1996 by (i) each person known by the Company to own more than 5% of such shares, (ii) each of the Company's directors, (iii) the Company's Chief Executive Officer and each of its four most highly compensated executive officers who served as executive officers at April 6, 1996, and (iv) all directors and executive officers as a group. As of July 15, 1996, there were 25,549,886 issued and outstanding shares of Common Stock of the Company, not including treasury shares or shares issuable upon exercise of options or warrants. Ownership information has been supplied by the person concerned.

                            SECURITY OWNERSHIP TABLE

                                                  SHARES BENEFICIALLY
                                                       OWNED (1)
                                              ---------------------------
        NAME                                    NUMBER            PERCENT
        ----                                  ----------          -------
NFT Ventures, Inc. (2)                        13,699,461           52.90%
     10050 N. Wolfe Road SW2
     Cupertino, CA  95014

Raymond J. Noorda (3)                         13,711,753           52.93%
Val Kreidel (4)                                   12,292             *
David Proctor (5)                                  9,167             *
Steven J. Hamerslag (6)                        2,450,092            9.59%
Earl M. Pearlman (7)                              51,667             *
Dale R. Boyd (8)                                   6,250             *
John M. Hiett (9)                                 95,000             *
Thomas P. Raimondi, Jr. (10)                     149,375             *
Gary M. Scott (11)                               413,750            1.61%
Bob Goetz (12)                                   341,250            1.33%
All directors and executive
    officers as a group (10
    persons) (13)                             17,165,596           64.96%


- - -------------------

      *Less than 1%

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares.

(2) Includes 345,000 shares issuable upon exercise of warrants held by NFT, exercisable within 60 days of July 15, 1996.

(3) The address for Mr. Noorda is c/o MTI Technology Corporation, 4905 East La Palma Avenue, Anaheim, California 92807. Represents shares owned by NFT, including shares subject to certain warrants as disclosed in note (2) above, and 12,292 shares issuable to Mr. Noorda upon exercise of options exercisable within 60 days of July 15, 1996. Mr. Noorda, Chairman of the Board of Directors of the Company, is Chairman of the Board of NFT. Mr. Noorda disclaims beneficial ownership of all shares held by NFT.

(4) Includes 12,292 shares issuable upon exercise of options exercisable within 60 days of July 15, 1996.

(5) Includes 9,167 shares issuable upon exercise of options exercisable within 60 days of July 15, 1996.

(6) Includes 2,362,592 shares held in a family trust in which Mr. Hamerslag has shared voting and investment power with his wife. Mr. Hamerslag is a Director of the Company. Mr. Hamerslag's address is P.O. Box 7227, Rancho Santa Fe, California 92067.

(7) Includes 41,667 shares issuable upon exercise of options exercisable within 60 days of July 15, 1996.

(8) Includes 6,250 shares issuable upon exercise of options exercisable within 60 days of July 15, 1996.

(9) Includes 95,000 shares issuable upon exercise of options exercisable within 60 days of July 15, 1996.

(10) Includes 114,375 shares issuable upon exercise of options exercisable within 60 days of July 15, 1996.

(11) Includes 163,750 shares issuable upon exercise of options exercisable within 60 days of July 15, 1996.

(12) Includes 171,250 shares issuable upon exercise of options exercisable within 60 days of July 15, 1996. Includes 170,000 shares held in a family trust.

(13) Includes shares held by entities affiliated with directors and executive officers of the Company as described above, including 876,043 shares issuable upon exercise of stock options and warrants exercisable within 60 days of July 15, 1996.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         NFTII Conversion Right. On July 19, 1995, the Company entered into the Loan Agreement with NFTII. Mr. Noorda is the Chairman of the Board of NFTII. Pursuant to the Loan Agreement, NFTII provided the Company $10.0 million at an interest rate of 10-3/4% per annum. Repayment was due in two equal installments, 18 and 24 months after funding.

         As contemplated by the Loan Agreement, NFTII and the Company have executed mutually satisfactory licenses granting NFTII a source code license (with the right of sublicense) for the Company's BACKUP.UNET and XpresServe products within thirty (30) days of the date of the Loan Agreement. Therefore, NFTII has forgiven $650,000 of principal or interest due under the Loan Agreement.

         On April 11, 1996, the principal and interest accrued under the Loan Agreement was converted, in whole, to Common Stock of the Company at $1.6875 per share, the then-current market price per share (the "Conversion Right") for an aggregate of 5,992,665 shares. The Conversion Right was approved by the Company's stockholders at the 1995 Annual Meeting.

         NRE Funding Agreement. Pursuant to the NRE Funding Agreement, dated as of June 27, 1996, between the Company and NFT, NFT has agreed to fund the non-recoverable direct operating expenses for certain development projects for one year, up to an aggregate of $2.4 million. The development projects consist of the Company's Sterling, Virginia Software Product Development Center, the RLM Software Products Group, and the Open Media Products Group. In return for the development project funding, NFT will receive 25% of the net sales prices of all products arising out of the development projects through April 7, 2000. In addition, the Company has agreed, subject to stockholder approval, to issue NFT a warrant to purchase up to 750,000 shares of Common Stock with an exercise price of $2.25 per share, vesting 25% at each funding date. See "Proposal Three." The aggregate number of shares of Common Stock subject to the warrant will be reduced pro rata, to the extent the maximum funding obligation is not reached. Ray Noorda, the Company's Chairman and a major stockholder, is the Chairman of NFT.

         Loan Guaranty Warrants. On May 3, 1996, an affiliate of NFT provided the Loan Guaranty for the Company's $10.0 million bank financing with Greyrock Business Credit. As consideration for such Loan Guaranty, the Company has agreed to issue NFT a warrant to purchase up to 500,000 shares of Common Stock at $2.00 per share, subject to approval of the Company's disinterested stockholders. See "Proposal Four." Ray Noorda, the Company's Chairman and a major stockholder is the Chairman of NFT.

         Option Grants. In June 1996, the Compensation Committee of the Board of Directors approved stock option grants to the following executive officers: Earl Pearlman (250,000); Dale Boyd (70,000); and Venki Venkataraman (35,000).






                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

         The following Consolidated Financial Statements of MTI and the Independent Auditors' Report are attached hereto beginning on pages F-1 and S-1.

     (a) (1)    Consolidated Financial Statements:

                Independent Auditors' Report

                Consolidated Balance Sheets as of April 6, 1996 and April 1,
                1995

                Consolidated Statements of Operations for fiscal years 1996, 1995 and 1994

                Consolidated Statements of Stockholders' Equity (Deficiency) for fiscal years 1996, 1995 and 1994

                Consolidated Statements of Cash Flows for fiscal years 1996, 1995 and 1994

         (2) The following financial statement schedule for fiscal years 1996, 1995 and 1994 is submitted herewith:

                Schedule II -- Valuation and Qualifying Accounts (See page S-1)

                All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

         (3) Exhibits included herewith (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT
NUMBER                              DESCRIPTION

2.1 Agreement and Plan of Reorganization between the Company and SF2 Corporation, dated as of January 10, 1992, as amended by Amendment No. 1 dated as of February 24, 1992, and Amendment No. 2 dated as of March 3, 1992. Exhibits and Schedules to this Agreement, generally listing affiliates, capitalization, material contracts requiring consent, financial statements and information, and property, equipment, inventory, patent and employee information concerning SF2 Corporation, and purchase orders distributors and license agreements of the Company, have been omitted. The Company undertakes to furnish supplementary a copy of any omitted exhibit or schedule to the Commission upon request.
        (1)

2.2 Agreement of Merger pertaining to the Company's reincorporation in Delaware, dated as of September 9, 1992. (1)

2.3 Agreement for Purchase and Sale of Assets between the Company and System Industries, Inc., dated as of November 12, 1993. Exhibits to this Agreement, generally listing the real, personal and intellectual property purchased and the agreements assumed by the Company under this Agreement have been omitted. The Company undertakes to furnish supplementary a copy of any omitted exhibit to the Commission upon request. (1)

3.1     Restated Certificate of Incorporation of the Company. (1)

3.2     By-laws of the Company. (1)

4.1 Form of Registration Rights Agreement between the Company and certain Purchasers, and schedule of such Purchasers. (1)

4.2 Registration Rights Agreement among the Company, Dialogic System Corporation and NFT Ventures, Inc., dated June 15, 1992, as amended as of April 1, 1993 and as of February 11, 1994. (1)

4.3 Registration Rights Agreement between the Company and NFT Ventures, Inc., dated November 30, 1992. (1)

4.4     [Intentionally omitted]

4.5     [Intentionally omitted]

4.6 Stock Purchase Warrant of the Company issued to NFT Ventures, Inc., dated April 1, 1993. (1)

4.7 Contingent Stock Purchase Warrant of the Company issued to NFT Ventures, Inc., dated April 1, 1993. (1)

4.8 Contingent Stock Purchase Warrant of the Company issued to NFT Ventures, Inc., issued April 1, 1993. (1)

4.9 Convertible Subordinated Note Purchase Agreements dated as of July 19, 1985. (1)

4.10 Class B Convertible Subordinated Note Purchase Agreement dated as of August 6, 1986. (1)

4.11 Registration Rights Agreement between the Company and Dialogic Systems Corporation, dated November 30, 1992. (1)

4.12    Specimen Stock Certificate. (1)

4.13 Stock Purchase Warrant of the Company issued to NFT Ventures, Inc., dated February 11, 1994. (1)

4.14 Contingent Stock Purchase Warrant of the Company issued to NFT Ventures, Inc., dated February 11, 1994. (1)

4.15 Warrant to Purchase Common Stock of the Company issued to Raxco, Inc., dated as of December 31, 1994. (4)

10.1 Settlement Agreement between the Company and Digital Equipment Corporation, dated as of December 4, 1992. (Confidential treatment granted pursuant to Rule 406) (1)

10.2 Triple Net Lease between the Company and Catellus Development Corporation effective December 20, 1991. (1)

10.3 Owner Participation Agreement between the Company, Catellus Development Corporation and Anaheim Redevelopment Agency, dated as of January 7, 1992, including exhibits. (1)

10.4 Subordinated Promissory Note made by the Company to System Industries, Inc., dated December 20, 1993. (1)

 10.5 Security Agreement between the Company and System Industries, Inc., dated as of December 20, 1993. (1)

 10.6   [Intentionally omitted]

 10.7   [Intentionally omitted]

 10.8   [Intentionally omitted]

 10.9 Reimbursement Agreement between the Company and Dialogic Systems Corporation, dated as of June 18, 1992. (1)

 10.10 10% Subordinated Promissory Note Due 1993, made by the Company to Dialogic Systems Corporation, dated June 18, 1992. (1)

 10.11 Subordinated Reimbursement Agreement between the Company, Micro Technology GmbH, Dialogic Systems Corporation, and NFT Ventures, Inc., dated as of November 20, 1992. (1)

 10.12 Stock Purchase Agreement between the Company and NFT Ventures, Inc., dated as of November 20, 1992. (1)

 10.13 Form of Stock Purchase Agreement between the Company and certain Purchasers, and schedule of such Purchasers. (1)

*10.14 Form of Nonqualified Stock Option Agreement under the Stock Incentive Plan. (1)

 10.15 Stock Purchase Agreement between the Company and the shareholders of SCR S.A. and Systems Compatibles et Reseaux Technologies S.A., dated December 10, 1991. (1)

*10.16  Form of Indemnification Agreement. (1)

 10.17  [Intentionally omitted]

 10.18  [Intentionally omitted]

 10.19 Subordinated Reimbursement Agreement between the Company and Dialogic Systems Corporation, dated as of April 1, 1993. (1)

*10.20  Micro Technology, Inc. Incentive Stock Option Plan -- 1985. (1)

*10.21 1987 Incentive Stock Option and Nonqualified Stock Option Plan of the Company (the "1987 Stock Option Plan"). (1)

*10.22 Form of Incentive Common Stock Option Agreement under the 1987 Stock Option Plan. (1)

*10.23 Form of Nonqualified Common Stock Option Agreement under the 1987 Stock Option Plan. (1)

*10.24  Stock Incentive Plan of the Company. (1)

*10.25  1988 Stock Option Plan, as amended August 12, 1991, of SF2 Corporation.
        (1)

 10.26 Subordinated Promissory Note of the Company issued to NFT Ventures, Inc., dated February 15, 1994. (1)

 10.27 Subordinated Reimbursement Agreement between the Company and NFT Ventures, Inc., dated February 11, 1994. (1)

 10.28  Form of Consultant/Employee Confidentiality Agreement. (1)

 10.29 Lease between Oak Creek Delaware, Inc., and the Company, dated December 18, 1993. (1)

*10.30  Form of Incentive Stock Option Agreement under the Stock Incentive Plan.
        (1)

*10.31 MTI Technology Corporation 1994 Employee Stock Purchase Plan, as amended. (2)

*10.32  MTI Technology Corporation Directors' Non-Qualified Stock Option Plan.
        (1)

 10.33 Stock Purchase Agreement between Earl M. Pearlman, William E. Decker, and the William E. Decker Trust and Registrant, dated as of April 2, 1995. Exhibits and schedules to this Agreement, generally listing stock ownership, form of promissory notes, form of counsel opinions, form of employment agreements, form of stock option agreements, form of indemnification with agreements and initial term sheets have been omitted. Registrant undertakes to furnish supplementary a copy of any omitted exhibit or schedule to the Commission upon request. (3)

 10.34 Loan and Security Agreement between the Company and Greyrock Business Credit, dated March 31, 1995, and Schedule thereto. (4)

 10.35 Loan Agreement, dated July 19, 1995, between NFT Ventures II, LLC and Registrant. (5)

 10.36 Amendment No. 1 to Stock Purchase Agreement and Senior Promissory Notes, dated as of July 31, 1995, between Earl M. Pearlman, William E. Decker, the William E. Decker Trust and Registrant. (5)

 10.37 Statement of Work No. 1 under the Master Task Agreement Version 1.0, effective July 27, 1995, between NFT Ventures II, LLC and Registrant, and letter relating thereto. (6)

*10.38 Employment Agreement, dated as of May 15, 1995, between Earl M. Pearlman and Registrant. (6)

 10.39 Asset Purchase Agreement, dated February 9, 1996, between EMC Corporation and Registrant, dated as of February 9, 1996. (Confidential treatment granted pursuant to Rule 24b-2) (7)

 10.40 Amended Loan Agreement and related documents between the Company, Greyrock Business Credit, and Dialogic Systems Corporation, dated May 3, 1996. (8)

 10.41 Stock Purchase Warrant of the Company issued to NFT Ventures, Inc., dated July 1, 1996. (8)

 10.42 Settlement and Release Agreement between the Company and Bob L. Corey, dated as of April 1, 1996. (Confidential treatment requested puruant to Rule 24b-2)

 10.43  Letter dated April 3, 1996, between the Company and Michael Clemens.

 10.44 NRE Funding Agreement between the Company and NFT Ventures, Inc., dated June 27, 1996. (8)

 10.45 Contingent Stock Purchase Warrant of the Company issued to NFT Ventures, Inc., dated June 27, 1996. (8)

 21.1   Subsidiaries of the Company. (8)

 23.1   Consent of KPMG Peat Marwick LLP.

 24     Power of Attorney. (8)

 27.1   Financial Data Schedule

- - ------------------------

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-75180).

(2) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 1994.

(3) Filed as an Exhibit to the Registrant's Current Report on Form 8-K dated May 15, 1995.

(4) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 1, 1995.

(5) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending July 1, 1995.

(6) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

(7) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995.

(8) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 6, 1996.


*     Management or compensatory plan or arrangement.

(b)   Reports on Form 8-K

      Registrant filed a report on Form 8-K dated March 29, 1996, regarding the settlement of a class action lawsuit.

      Registrant filed a report on Form 8-K dated April 8, 1996, regarding the conversion of debt to common stock and changes in senior management of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of July 1996.

                                MTI TECHNOLOGY CORPORATION



                                By: /s/ Dale R. Boyd
                                    -----------------------------------------
                                    Dale R. Boyd
                                    Vice President, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



                               POWER OF ATTORNEY

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


     SIGNATURE                                  TITLE                             DATE
     ---------                                  -----                             ----
/s/   *                              President and Chief Executive                July 31, 1996
- - -------------------------            Officer
   (Earl M. Pearlman)


/s/ Dale R. Boyd                     Vice President, Chief Financial              July 31, 1996
- - -------------------------            Officer (Principal Financial and
    (Dale R. Boyd)                   Accounting Officer)


/s/   *                              Chairman of the Board                        July 31, 1996
- - -------------------------
   (Raymond J. Noorda)


/s/   *                              Director                                     July 31, 1996
- - -------------------------
   (Val Kreidel)


/s/    *                             Director                                     July 31, 1996
- - -------------------------
   (David Proctor)


*By: /s/ Dale R. Boyd                Attorney-in-Fact                             July 31, 1996
     --------------------
        (Dale R. Boyd)



                          INDEX TO FINANCIAL STATEMENTS


HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY                                             Page
                                                                                           ----
Independent Auditors' Report.............................................................  F-2

Consolidated Balance Sheets as of April 6, 1996 and April 1, 1995........................  F-3

Consolidated Statements of Operations for the fiscal years ended April 6, 1996,
     April 1, 1995, and April 2, 1994....................................................  F-4

Consolidated Statements of Stockholders' Equity (Deficiency) for the years ended
     April 6, 1996, April 1, 1995, and April 2, 1994.....................................  F-5

Consolidated Statements of Cash Flows for the fiscal years ended April 6, 1996,
     April 1, 1995 and April 2, 1994.....................................................  F-6

Notes to Consolidated Financial Statements...............................................  F-7

FINANCIAL STATEMENT SCHEDULE OF THE COMPANY

Schedule II - Valuation and Qualifying Accounts..........................................  S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
MTI Technology Corporation:

         We have audited the consolidated financial statements of MTI Technology Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTI Technology Corporation and subsidiaries at April 6, 1996 and April 1, 1995, and the results of their operations and their cash flows for the fiscal years ended April 6, 1996, April 1, 1995, and April 2, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG Peat Marwick LLP



Orange County, California
May 29, 1996

                           MTI TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                           April 6,            April 1,
                                                                             1996                1995
                                                                          ----------           ---------
                ASSETS
Current assets:
  Cash and cash equivalents                                               $    4,055           $   5,562
  Accounts receivable, less allowance for
               doubtful accounts and sales returns of
               $5,437 in 1996 and $9,986 in 1995                              21,101              26,769
  Inventories                                                                 21,499              22,420
  Deferred income tax benefit                                                    784                 784
  Prepaid expenses and other receivables                                       3,750               6,171
                                                                               -----            --------
               Total current assets                                           51,189              61,706
Property, plant and equipment, net                                            16,323              15,239
Intangible assets and goodwill, less
               accumulated amortization of $1,880 in
               1996 and $3,218 in 1995                                        15,852              24,754
Other                                                                            659                 752
                                                                               -----            --------
                                                                          $   84,023           $ 102,451
                                                                             =======             =======

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Short-term borrowings                                                   $   20,613           $       -
  Current maturities of long-term debt                                         8,297               2,527
  Accounts payable                                                            14,580              16,540
  Accrued liabilities                                                         18,724              13,118
  Deferred income                                                             14,941              11,880
                                                                             -------             -------
               Total current liabilities                                      77,155              44,065
Long-term debt, less current maturities                                        5,966               6,927
Deferred income                                                                  550                 555
Other                                                                            539               1,766
                                                                             -------             -------
               Total liabilities                                              84,210              53,313
                                                                             -------             -------
Stockholders' equity (deficiency):
  Preferred stock, $.001 par value; authorized
    5,000 shares; issued and outstanding, none                                     -                   -
  Common stock, $.001 par value; authorized
    40,000 shares; issued (including treasury
    shares) and outstanding 20,243 and 20,214
    shares in 1996 and 1995, respectively                                         20                  20
  Additional paid-in capital                                                  77,762              77,606
  Accumulated deficit                                                        (73,645)            (24,343)
  Less cost of treasury stock (794 and 859 shares
    in 1996 and 1995, respectively)                                           (2,938)             (3,201)
  Cumulative foreign currency translation
    adjustments                                                               (1,386)               (944)
                                                                             -------             -------
Total stockholders' equity (deficiency)                                         (187)             49,138
Commitments and contingencies
    (notes 6, 9 and 11)
Subsequent events (notes 6, 8, 12, and 16)
                                                                             -------             -------
                                                                          $   84,023            $102,451
                                                                             =======             =======

        See accompanying notes to the consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FISCAL YEARS ENDED APRIL 6, 1996, APRIL 1, 1995 AND APRIL 2, 1994
                      (in thousands, except per share data)



                                            1996           1995           1994
                                         ---------      ---------      ---------
Net product revenue                      $  97,682      $  91,140      $  95,401
Service revenue                             34,232         36,177         28,067
                                         ---------      ---------      ---------
  Total revenue                            131,914        127,317        123,468

Product cost of revenue                     74,057         72,082         56,623
Service cost of revenue                     22,162         23,590         17,098
                                         ---------      ---------      ---------
  Total cost of revenue                     96,219         95,672         73,721
                                         ---------      ---------      ---------
  Gross profit                              35,695         31,645         49,747

Operating expenses:
 Selling, general and administrative        65,715         39,812         33,256
 Research and development                   14,384         12,825         11,451
                                         ---------      ---------      ---------
  Total operating expenses                  80,099         52,637         44,707

  Operating income (loss)                  (44,404)       (20,992)         5,040

Other income (expense):
  Interest expense                          (4,090)          (966)        (1,386)
  Interest income                               99            339            225
  Other expense                               (645)          (381)          --
                                         ---------      ---------      ---------
Income (loss) before income taxes          (49,040)       (22,000)         3,879
  Income tax expense                           179          3,540            980
                                         ---------      ---------      ---------
  Net income (loss)                      $ (49,219)     $ (25,540)     $   2,899
                                         =========      =========      =========
Income (loss) per common and  common
 equivalent share                        $   (2.54)     $   (1.34)     $     .18
                                         =========      =========      =========
Weighted average common and common
 equivalent shares                          19,400         19,029         15,925
                                         =========      =========      =========

        See accompanying notes to the consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        FISCAL YEARS ENDED APRIL 6, 1996, APRIL 1, 1995 AND APRIL 2, 1994


                                                                                                    Cumulative       Total
                                                                                                     Foreign         Stock-
                                                   Common Stock         Additional     Retained      Currency       holders'
                                                -------------------      Paid-in       Earnings     Translation      Equity
                                                Shares       Amount      Capital       (Deficit)    Adjustments   (Deficiency)
                                                ------       ------      -------       ---------    -----------   ------------
Balance at April 3, 1993                        14,239      $     14     $ 37,112      $ (1,685)     $ (1,751)     $ 33,690
Common stock issued; acquisition
    and other (note 11)                            495             1        3,486          --            --           3,487
Exercise of stock options (including
    compensation expense of $224)                  301          --            402          --            --             402
Common stock repurchased and retired               (27)         --           (134)         --            --            (134)
Foreign currency translation
     adjustments                                  --            --           --            --            (149)         (149)
Net income                                        --            --           --           2,899          --           2,899
                                                ------      --------     --------      --------      --------      --------
Balance at April 2, 1994                        15,008            15       40,866         1,214        (1,900)       40,195

Common stock issued in connection
     with initial public offering, net of
     offering expenses                           4,455             4       36,090          --            --          36,094
Exercise of stock options (including
     compensation expense of $239)                 751             1          650          --            --             651
Purchase of treasury shares                       (875)         --         (3,263)         --            --          (3,263)
Treasury shares issued under
     Employee Stock Purchase Plan                   16          --             62           (17)         --              45
Foreign currency translation
    adjustments                                   --            --           --            --             956           956
Net loss                                          --            --           --         (25,540)         --         (25,540)
                                                ------      --------     --------      --------      --------      --------
Balance at April 1, 1995                        19,355            20       74,405       (24,343)         (944)       49,138
Exercise of stock options (including
    compensation expense of $129)                   30          --            155          --            --             155
Treasury shares issued under
    Employee Stock Purchase Plan and
    other                                           64          --            264           (83)         --             181
Foreign currency translation
    adjustments                                   --            --           --            --            (442)         (442)
Net loss                                          --            --           --         (49,219)         --         (49,219)
                                                ------      --------     --------      --------      --------      --------
Balance at April 6, 1996                        19,449      $     20     $ 74,824      $(73,645)     $ (1,386)     $   (187)
                                                ======      ========     ========      ========      ========      ========


        See accompanying notes to the consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FISCAL YEARS ENDED APRIL 6, 1996, APRIL 1, 1995 AND APRIL 2, 1994
                                 (in thousands)

                                                               1996            1995            1994
                                                               ----            ----            ----
Cash flows from operating activities:
      Net income (loss)                                     $ (49,219)       $(25,540)       $  2,899
      Adjustments to reconcile net income
        (loss) to net cash provided by
        (used in) operating activities:
      Depreciation and amortization                            28,255           9,918           4,795
      Provision for sales returns and losses
        on accounts receivable, net                               154              99           1,093
      Provision for inventory obsolescence                      4,056          10,600           3,457
      Loss on disposal of  fixed assets                           923           3,297              --
      Deferred income tax expense                                  --           5,123             431
      Deferred income                                           3,056             (71)         (1,567)
      Compensation related to stock options                       129             239             224
Change in assets and liabilities,  net of
   effect of acquisitions:
      Accounts receivable                                       8,404          11,841          (1,284)
      Inventories                                              (2,531)        (13,465)         (6,482)
      Prepaid expenses, other receivables
        and other assets                                        2,199          (2,368)         (1,495)
      Accounts payable                                         (5,799)            163           2,467
      Accrued and other liabilities                             3,299          (2,604)         (3,482)
                                                            ---------        --------        --------
      Net cash provided by (used in) operating
        activities                                             (7,074)         (2,768)          1,056
                                                            ---------        --------        --------
Cash flows from investing activities:
      Capital expenditures for property, plant
        and equipment                                          (8,910)         (8,001)         (4,086)
      Proceeds from sale of property, plant and
        equipment, net                                            340              --              --
      Acquisition of assets and liabilities of
        businesses, net of cash acquired                       (2,690)         (1,628)         (2,707)
      Long term investments                                        --            (250)             --
                                                            ---------        --------        --------
      Net cash used in investing activities                   (11,260)         (9,879)         (6,793)
                                                            ---------        --------        --------
 Cash flows from financing activities:
      Borrowings under notes payable, net of
        acquisitions                                          129,887          20,984          35,050
      Borrowings under notes payable to fund
        acquisition of NPI                                      2,608              --              --
      Proceeds from issuance of common stock
       and exercise of options and warrants                        66          36,551             193
      Repayment of notes payable                             (115,807)        (40,466)        (28,781)
      Repurchase of common stock                                 --            (3,263)           (134)
                                                            ---------        --------        --------
      Net cash provided by financing activities                16,754          13,806           6,328
                                                            ---------        --------        --------
Effect of exchange rate changes on cash                            73             427              32
                                                            ---------        --------        --------
Net increase (decrease) in cash and cash equivalents           (1,507)          1,586             623
Cash and cash equivalents at beginning of year                  5,562           3,976           3,353
                                                            ---------        --------        --------
Cash and cash equivalents at end of year                    $   4,055        $  5,562        $  3,976
                                                            =========        ========        ========
Supplemental disclosures of cash flow information:
      Cash paid during the period for:
      Interest                                              $   2,330        $    923        $  1,152
      Income taxes                                                481           1,438             791
Supplemental schedule of noncash investing and
      financing activities:
      Capital leases of property, plant and equipment              --              --             950
      Revaluation on acquired SI fixed assets                      --           1,347              --
      Issuance of common stock, notes, options
      and warrants in connection with acquisitions
      (see note 11)                                             5,000           2,500           7,472

        See accompanying notes to the consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of MTI Technology Corporation and subsidiaries (the "Company" or "MTI"). All significant intercompany accounts and transactions have been eliminated in consolidation.

        Fiscal Year

        The Company's year-end is the first Saturday following March 31. Fiscal year 1996 ended April 6 and consisted of 53 weeks. Fiscal years 1995 and 1994 ended on April 1, and April 2, respectively, and each year consisted of 52 weeks.

        Revenue Recognition

        Sales of the Company's computer equipment are recorded upon shipment, net of an allowance for estimated returns. Revenue from equipment maintenance contracts is recorded as deferred income when billed and is recognized as earned over the period in which the services are provided, primarily straight-line over the term of the contract. The Company maintains a warranty accrual for the estimated future warranty obligation, based on the relationship of historical and anticipated warranty costs and sales volumes.

        The Company recognizes revenue from software licenses, provided there are no significant Company obligations related to the sale and the resulting receivable is deemed collectible, at the time the software is shipped, net of an allowance for returns, cancellations and maintenance, including vendor and post-contract support obligations. Revenue from maintenance agreements, including the allowance for maintenance bundled with software licenses, is recognized ratably over the term of the related agreement. Revenue from consulting and other software-related services is recognized as the services are rendered.

        Cash and Cash Equivalents

        At April 6, 1996 and April 1, 1995, $1,102 and $1,381, respectively, of short term commercial paper investments and money market fund investments are included in cash and cash equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Inventories

        Inventories are valued at the lower of cost (first-in, first-out) or market (net realizable value), net of an allowance for obsolete, slow-moving and non-salable inventory. The allowance is periodically adjusted based upon management's review of inventories on-hand, historic product sales and forecasts.

        Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of two to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life of the improvement or the term of the related lease. Maintenance and repairs are expensed as incurred.

        Accounting for Stock Options

        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") which encourages, but does not require, a fair value based method of accounting for employee stock options. Statement 123 will be effective for fiscal years beginning after December 15, 1995. While the Company is still evaluating Statement 123, it currently expects to elect to continue to measure compensation cost under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Management does not believe that the adoption of this new standard will have a material effect on the consolidated financial statements of the Company.

        Use of Estimates

        Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

        Income Taxes

        The Company applies the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109") (see note 7).

        Under the asset and liability method of Statement 109, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, net of a valuation allowance for deferred tax assets which are determined to not be more likely than not realizable. Under Statement 109, the effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates.

        Intangible Assets and Goodwill

        The Company amortizes intangible assets and costs in excess of net assets acquired (goodwill) related to the Company's business acquisitions on a straight-line basis over periods ranging from 7 to 10 years. Management had regularly evaluated the continuing recoverability of intangible assets and goodwill based upon the historical and projected revenue and profitability of the related acquisitions and continuing benefits of the underlying assets. Based upon these evaluations, the Company believes that the established estimated useful lives are reasonable based on the economic factors and continuing benefits applicable to the acquired businesses and/or assets.

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", ("Statement 121"). Statement 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under the provisions of Statement 121, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The amount of impairment, if any, is measured based on projected discounted cash flows. The Company adopted Statement 121 in the fourth quarter of fiscal 1996. Prior to the adoption of Statement 121, the Company had used a similar approach for assessing the recoverability of goodwill based on operating income.

        Intangible assets and goodwill, net of related amortization, are summarized as follows:

                                                 APRIL 6,      APRIL 1,
                                                   1996          1995
                                                 --------      --------
                         Intangible assets       $    --       $16,112
                         Goodwill                 15,852         8,642
                                                 -------       -------
                                                 $15,852       $24,754
                                                 =======       =======

        During the fourth quarter of fiscal 1996, the Company wrote off $14,244, representing the remaining unamortized intangible assets related to the purchase of substantially all the assets and assumption of certain liabilities from System Industries, Inc., and $2,347, representing the remaining unamortized goodwill related to the acquisition of SCR Technologies (see note 11) based on management's evaluation of the recovery of the acquired net assets. The Company has evaluated the recoverability of the remaining goodwill by analyzing forecasted undiscounted cash flows and found no further impairment exists at April 6, 1996. Accordingly, as of April 6, 1996, goodwill represents intellectual property rights, access to an installed customer base and research and development capacity related to Raxco and NPI (see note 11) and is being amortized over 10 years.

        Foreign Currency Translation

        The Company follows the principles of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," using the local currencies as the functional currencies of its foreign subsidiaries. Accordingly, all assets and liabilities outside the United States are translated into dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during the period. Net foreign currency translation adjustments accumulate as a separate component of stockholders' equity. Net foreign transaction exchange gains (losses) of $(262), $593 and $(171) were realized in 1996, 1995, and 1994, respectively, and are included in selling, general and administrative expense in the accompanying consolidated statements of operations.

        Concentration of Credit Risk

        Credit is extended for all customers based on financial condition and, generally, collateral is not required. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and dispersion across many different industries and geographies.

        Income (Loss) per Common and Common Equivalent Share

        Income (loss) per share of common stock is computed using the weighted average number of common and common equivalent shares of stock outstanding during the period. Common stock equivalents consist of dilutive outstanding stock options and warrants calculated using the treasury stock method. Primary income (loss) per share approximates fully diluted income (loss) per share for all periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and warrants issued and stock options granted during the 12-month period preceding the date of the initial filing of the Registration Statement in connection with the Company's initial public offering have been included in the calculation of common stock equivalents, using the treasury stock method, as if they were outstanding for all years presented.

        Fourth Quarter 1996 Adjustments

        During the fourth quarter of fiscal 1996, the Company made a determination that it would not seek to continue its participation as a subcontractor relating to the U.S. Army's RCAS contract; settled its shareholder lawsuit; completed its audit by the State of California and received a determination of sales and use tax liability therefrom; and, experienced a substantial increase in its mix of revenues from the Open Systems marketplace, partially offset by a corresponding decrease in revenues from the DEC market. As a consequence of these events, during the fourth quarter of fiscal 1996, the Company reevaluated the future recoverability and economic usefulness of certain assets, the composition of its operating infrastructure, and recorded certain charges to reflect its liability related to these events.

        During the fourth quarter of fiscal 1996, the Company recorded approximately $19,806 of charges related to asset write-downs and increased inventory reserves. The charges included a $14,244 charge to write-off the remaining unamortized intangible assets related to the purchase of substantially all of the assets and assumption of certain liabilities from System Industries, Inc. (see note 11) based on management's evaluation of the recoverability of the acquired net assets; a $2,347 charge to write-off the remaining goodwill related to the acquisition of SCR Technologies (see note 11) based on management's evaluation of the recoverability of the acquired net assets; a $2,056 charge to increase excess and obsolete reserves on certain slower-moving or obsolete product inventories that support the DEC market; a $504 charge to record the write-down of field service spares inventory that support the DEC market to estimated net realizable value; and, a $655 charge to write-off certain idle fixed assets.

        In addition to the above charges, the Company accrued $2,088 for the settlement of a shareholder lawsuit and related legal costs (see note 9), $1,855 for sales and use tax liability and $1,450 for related interest and penalties, and $1,777 for restructuring and severance costs.

        At April 6, 1996, accrued restructuring and severance costs were $1,777 which included $1,265 and $512 for severance costs and office closures, respectively, charged to operating expenses. These restructuring activities resulted in the termination of approximately 46 employees and 4 office closures.

The following table summarizes the fiscal 1996 fourth quarter charges and the impact to the Company's results of operations:

      Product cost of goods sold
          Charge to increase excess and obsolete reserves
              on product inventories                              $ 2,056
                                                                  -------
     Service cost of goods sold
          Write-down of field service spares inventory            $   504
                                                                  -------
     Operating expenses
        Write-off of unamortized System Industries, Inc.
            - related intangible assets                           $14,244
        Write-off of unamortized SCR Technologies
            - related goodwill                                      2,347
         Reserve for  shareholder lawsuit settlement and
             related legal costs                                    2,088
         Reserve for sales and use tax liability                    1,855
         Restructuring and severance costs                          1,777
         Write-off of idle fixed assets                               655
                                                                  -------
                                                                   22,966
                                                                  -------
     Other expenses
          Reserve for interest and penalties related to sales
              and use tax liability                                 1,450
                                                                  -------
      Total fiscal 1996 fourth quarter adjustments                $26,976
                                                                  =======

        Fourth Quarter 1995 Adjustments

        During the latter half of fiscal 1995, the Company experienced increased competition from DEC and other competitors, expanded its efforts to implement its strategy to undertake efforts to increase revenues from the open system marketplace through in-house product development efforts and acquisitions, and experienced certain product performance and manufacturing quality issues. As a consequence of these events the Company reevaluated the future recoverability and economic usefulness of certain of its assets during the fourth quarter of fiscal 1995.

        During the fourth quarter of fiscal 1995, the Company recorded approximately $12,400 of charges related to asset write-downs and increased inventory reserves. The charges included a $4,069 write-off of certain product inventory based on management's evaluation of recent and estimated future sales levels for the product; a $2,975 charge to increase excess and obsolete reserves on offsite inventories of loaner, replacement, beta and evaluation units; a $3,266 charge to record the write-down of field service spares inventory to estimated net realizable value; a $990 charge to write-off certain idle fixed assets; a $714 charge to write-down the value of demonstration equipment located at various field sales offices and customer sites due to revised estimates of obsolescence and impairment; and, a $411 charge to write-off the remaining unamortized goodwill related to the acquisition of SF2 Corporation (see note 11) based on management's evaluation of the recoverability of the acquired product line.

        In addition to the above charges, the Company accrued an additional returns reserve of $2,454 against the possibility of product returns due to product performance issues at certain large customer installations. During fiscal 1996, the product performance issues were resolved and the $2,454 returns reserve was reversed. Additionally, the Company took a charge of $3,261 to tax expense to adjust its valuation allowance to a level whereby the Company believed it would be more likely than not realizable (see note 7).

The following table summarizes the fiscal 1995 fourth quarter charges and the impact to the Company's results of operations:

           Product cost of goods sold
             Write-off of product inventory                 $ 4,069
             Charge to increase excess and obsolete
                  reserves on offsite inventories             2,975
             Write-off of idle fixed assets                     165
                                                            -------
                                                            $ 7,209
                                                            -------
           Service cost of goods sold
             Write-down of field spares inventory           $ 3,266
             Write-off of idle fixed assets                      31
                                                            -------
                                                            $ 3,297
                                                            -------
           Operating expenses
             Write-off of idle fixed assets                 $   794
             Write-down of demonstration equipment              714
                   assets
             Write-off of unamortized SF2-related               411
                   goodwill                                 -------
                                                            $ 1,919
                                                            -------
           Total fourth quarter adjustments due to
             asset write-downs and increased inventory      $12,425
             reserves                                       -------

           Additional returns reserves                      $ 2,454

           Adjustments to deferred tax valuation            $ 3,261
             allowance                                      -------

           Total fiscal 1995 fourth quarter                 $18,140
             adjustments                                    =======

        Reclassifications

        Certain reclassifications have been made to the fiscal 1995 and 1994 financial statements to conform to the fiscal 1996 presentation.

 (2)    PUBLIC OFFERING OF COMMON STOCK

        In April 1994, the Company completed an initial public offering of 4,455,000 shares (including 455,000 shares representing partial exercise of proceeds of the underwriters' over-allotment options) of newly issued common stock for approximately $37,300, before offering costs.

(3)     INVENTORIES

        Inventories consist of the following:

                              APRIL 6,      APRIL 1,
                                1996          1995
                              --------      --------
        Raw materials         $13,090       $11,642
        Work-in-process         2,106         1,902
        Finished goods          6,303         8,876
                              -------       -------
                              $21,499       $22,420
                              =======       =======

(4)     PROPERTY,  PLANT AND EQUIPMENT

        Property, plant and equipment, at cost, are summarized as follows:

                                                             APRIL 6,      APRIL 1,
                                                               1996          1995
                                                             --------      --------
        Plant equipment, office furniture and fixtures       $12,327       $12,096
        Computer equipment                                    13,064        12,006
        Field service spares                                   9,294         7,188
        Leasehold improvements                                 1,176         1,675
                                                             -------       -------
                                                              35,861        32,965
        Less accumulated depreciation and amortization        19,538        17,726
                                                             -------       -------
                                                             $16,323       $15,239
                                                             =======       =======

        Property, plant and equipment include assets held under capital leases of $350 and $766 (net of accumulated depreciation of $364 and $376, respectively) at April 6, 1996 and April 1, 1995, respectively.

(5)     ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

                                              APRIL 6       APRIL 1,
                                                1996          1995
                                              -------       --------
        Salaries, wages and commissions       $ 5,265         3,887
        Taxes                                   4,970         2,840
        Accrued warranty costs                  1,142         1,157
        Other                                   7,347         5,234
                                              -------       -------
                                              $18,724       $13,118
                                              =======       =======

6)      DEBT

        Credit Agreement and Lines of Credit

        On March 31, 1995, the Company entered into an agreement with Greyrock Business Credit whereby under an asset secured domestic line of credit the Company may borrow up to $20,000, limited by the value of pledged collateral. The agreement allows the Company to borrow at the prime rate plus 2%. Borrowings outstanding under this line at April 6, 1996 were $20,613 which is classified as short-term borrowings. The initial term of the agreement is for two years and automatically and continuously renews for a subsequent year, unless terminated by either party per the agreement. The bank line of credit agreement contains certain restrictive covenants. At April 6, 1996, the Company was in compliance with all such covenants. In May 1996 the agreement with Greyrock Business Credit was amended to increase the line of credit to $30,000 based on additional pledged collateral by an affiliate of NFT Ventures, Inc.("NFT"), an entity affiliated with the Company's major stockholder and Chairman of the Board. As consideration for the guaranty, the Company has agreed to issue warrants to purchase up to 500,000 shares of the Company's common stock at a price of $2.00 per share, subject to approval of the Company's disinterested stockholders.

        The above noted agreement replaced an existing agreement entered in December 1994 whereby the Company negotiated a renewal of a $12,000 asset secured domestic line of credit with CoastFed Business Credit Corporation and Silicon Valley Bank. There were $5,394 of borrowings outstanding against this line of credit at April 1, 1995, which is classified under long-term debt. Subsequent to April 1, 1995, the outstanding balance was repaid utilizing proceeds from the facility discussed above.

        Long-term Debt

        A summary of long-term debt is as follows:

                                               APRIL 6,     APRIL 1,
                                                 1996         1995
                                               --------     --------
          Capital lease obligations            $   273       $  607
          Notes payable                         13,990        3,453
          Bank line of credit borrowings          --          5,394
                                               -------       ------
                                               $14,263       $9,454
          Less current installments              8,297        2,527
                                               -------       ------
                                               $ 5,966       $6,927
                                               =======       ======

        Principal maturities of long-term debt are as follows:

          1997                  $ 8,297
          1998                    5,960
          1999                        6
                                -------
                                $14,263
                                =======

        The Company leases equipment under capital leases. These leases have imputed interest rates of 9% to 14% and extend through 1999.

        In addition, the Company issued a note in connection with the acquisition of substantially all of the assets and certain liabilities of Systems Industries, Inc. (see note 11) in December 1993. The note originally bore interest at 6.0% and was payable in 10 quarterly installments. Pursuant to the terms of the note, the Company repaid $2,000 of principal in fiscal 1995 upon completion of the Company's initial public offering, and the remaining unpaid balance bears interest at 8.0%.

        In January 1995, the Company issued two notes as part of the consideration paid in the Company's acquisition of certain assets and the assumption of certain liabilities of Raxco, Inc. (see note 11). The first note is for the principal amount of $2,150, bears interest at 8.5% per annum, and is payable in ten quarterly installments beginning March 31, 1995. The second note is for the principal amount of $350, bears interest at 8.5% per annum, and is payable in its entirety at the earlier of December 31, 1996, or upon completion of certain activities by the Company.

        In May 1995, the Company issued notes in the aggregate principal amount of $2,000 in connection with the acquisition of National Peripherals, Inc. The notes bear interest at 6.0% per annum, and are payable in two installments over a two year period (see note 11). Of these notes, $1,285 is payable to an individual who became an officer of the Company in April 1996. This individual was not an officer at the date of acquisition.

        On July 19, 1995 the Company entered into an agreement whereby it received a loan of approximately $10,000 from NFT Ventures II, LLC ("NFT V2"), an entity affiliated with the Company's major stockholder and Chairman of the Board. Pursuant to the loan agreement, the Company issued a long-term, secured subordinated note to NFT V2, which bears annual interest of 10.75% and is repayable in two equal installments, the first installment being due and payable in January 1997, the second in July 1997. Pursuant to the terms of the agreement, the note was convertible at the lender's option into common stock of the Company 90 days after the date of the agreement at a price per common share equal to the then fair market value of such stock. Proceeds from the loan are being used for working capital purposes.

        During the second quarter of fiscal 1996, the Company entered into an agreement with NFT V2, whereby, pursuant to the terms of the agreement, the Company licensed certain software products to NFT V2 for commercial use and resale. As consideration for the licenses, the Company received $650 credit against amounts owing to NFT V2 under the $10,000 Loan Agreement, dated July 19, 1995, between NFT V2 and the Company, and will have access to certain product enhancements to be developed by NFT V2.

        On April 11, 1996, NFT V2 exercised its right to convert current principal and accrued interest outstanding of $10,113 into 5,992,665 common shares of the Company (see note 12).

(7)     INCOME TAXES

        The components of income (loss) before income taxes are as follows:

                                                                 FISCAL YEARS ENDED
                                                                 ------------------
                                                       APRIL 6,       APRIL 1,        APRIL 2,
                                                         1996           1995            1994
                                                       --------       -------         --------
U.S.                                                   $(44,178)      $(24,125)        $2,448
Foreign                                                  (4,862)         2,125          1,431
                                                       --------       --------          -----
                                                       $(49,040)      $(22,000)        $3,879
                                                       ========       ========          =====

        Income tax expense (benefit) consists of the following:

                  CURRENT       DEFERRED         TOTAL
                  -------       --------         -----
1996:
    Federal       $    --        $    --        $    --
    State              --             --             --
    Foreign           179             --            179
                  -------        -------        -------
                  $   179        $    --        $   179
                  =======        =======        =======
1995:
    Federal       $(1,862)       $ 5,123        $ 3,261
    State              --             --             --
    Foreign           279             --            279
                  -------        -------        -------
                  $(1,583)       $ 5,123        $ 3,540

1994:
    Federal       $    --        $   583        $   583
    State              --           (152)          (152)
    Foreign           549             --        $   549
                  -------        -------        -------
                  $   549        $   431        $   980
                  =======        =======        =======

        Reconciliations of the federal statutory tax rate to the effective tax rate are as follows:

                                                                         FISCAL YEARS ENDED
                                                                         ------------------
                                                             APRIL 6, 1996 APRIL 1, 1995   APRIL 2, 1994
                                                             ------------- -------------   -------------
Federal statutory rate                                       (35.0)%       (34.0)%          34.0%
Tax effect of net operating loss
     carryforwards                                              --            --             1.1
Effect of foreign operations                                  (3.1)          4.6             1.6
State taxes, net of federal benefit                             --            --            (4.2)
Change in valuation allowance                                 38.2          44.7           (18.1)
Non-deductible expenses                                        3.2           2.2            10.4
Other                                                         (2.9)         (1.4)            0.5
                                                             -----         -----           -----
                                                               0.4%         16.1%           25.3%
                                                             =====         =====           =====

        Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of the deferred income tax assets and deferred income tax liabilities are as follows:

                                                             1996            1995             1994
                                                             ----            ----             ----
Deferred tax assets:
     Tax operating loss carryforwards                        24,626        $ 10,162        $  9,560
     Tax basis of intangibles assets greater
          than book basis                                     4,904              --              --
     Accrued expenses not deductible for
          tax purposes                                        2,996           3,552           2,926
     Inventory reserves                                       1,715           3,795           1,351
     Book depreciation greater than tax depreciation            758              --              --
     Recognition of income reported on
         different methods for tax purposes
         than for financial reporting                           188             186             406
     Other                                                      140             (17)             --
                                                           --------        --------        --------
                                                             35,327          17,678          14,243

     Less valuation allowance                                34,543          15,828           5,985
                                                           --------        --------        --------
                                                                784           1,850           8,258
                                                           --------        --------        --------
Deferred tax liabilities:
     Tax depreciation greater than book
         depreciation                                            --            (364)         (1,845)
     Book basis of intangible assets
         greater than tax basis                                  --            (702)           (441)
     Other                                                       --              --             (65)
                                                           --------        --------        --------
                                                                 --          (1,066)         (2,351)
                                                           --------        --------        --------
Net deferred tax asset                                     $    784        $    784        $  5,907
                                                           ========        ========        ========

        At April 6, 1996, the Company had federal net operating loss ("NOL") carryforwards arising from the acquisition of SF2 (see note 11), available to offset future taxable income of $15,067, subject to alternative minimum tax limitations. The utilization of these carryforwards is limited to approximately $1,000 annually, as a result of the Internal Revenue Code's restrictive change of ownership rules.

        At April 6, 1996, the Company had federal NOL carryforwards, exclusive of the $15,067 SF2 NOL discussed above, of $55,292. These carryforwards expire beginning in fiscal year 2008.

        During fiscal 1995, management evaluated the valuation allowance and adjusted it to a level whereby it believed the remaining net deferred tax asset would more likely than not be realizable. The realization of the Company's remaining net deferred tax asset is more likely than not due to the Company's ability to carry back losses generated by the realization of the tax effects of existing current temporary differences to taxes paid in previous periods. Management believes that it is more likely than not that the Company will realize the benefits of the remaining net deferred tax asset existing at April 6, 1996. The change in the valuation allowance from fiscal 1995 to fiscal 1996 was $18,715.

        The Internal Revenue Service is conducting an examination of the Company's fiscal years 1991, 1992, and 1993 federal income tax returns, but has yet to issue any findings. The Company believes the ultimate resolution of the examination will not result in a material impact on either the Company's future consolidated results of operations or consolidated financial position.

(8)     STOCKHOLDERS' EQUITY

        Stock Options

        The Company has granted stock options under its 1985 Incentive Stock Option Plan, its 1987 Incentive Stock Option Plan and Non-Qualified Stock Option Plan and its Stock Incentive Plan, generally at prices equal to the estimated fair market value of the Company's common stock at date of grant. Going forward, the Company intends to grant options only under its Stock Incentive Plan. The 1985 Incentive Stock Option Plan and the 1987 Incentive Stock Option Plan allow a maximum of 458,000 and 2,072,000 shares to be issued in aggregate, respectively. In addition, in connection with the acquisition of SF2 (see note
11) the Company assumed outstanding options to purchase 236,000 shares under the 1988 Stock Option Plan of SF2. The Stock Incentive Plan provides for the grant by the Company of stock options, stock bonuses/purchases and stock appreciation rights to acquire up to an aggregate of not more than the greater of 5% of the authorized shares of the Company's common stock or 15% of the total number of shares outstanding as of the Company's prior fiscal year-end, the aggregate number of options and rights outstanding not to exceed 30% of the then outstanding common stock of the Company. The maximum number of shares available in any case under the Plan is 4,079,960.

        In fiscal years 1994, 1992 and 1991, certain options were granted below the then determined fair value of the Company's common stock, resulting in compensation expense. Such compensation expense is being amortized through a charge to operations over the vesting period of four years and amounted to $129, $239, and $224 for fiscal years 1996, 1995, and 1994, respectively.

        In May 1995, options to purchase 1,789,000 shares with exercise prices ranging from $3.375 to $5.00 per share were repriced to an exercise price of $1.75, the then determined fair value of the Company's common stock. All shares repriced were not exercisable until the earlier of May 1996 or 30 days prior to their expiration.

        In May 1993, options to purchase 456,000 shares with exercise prices ranging from $8.00 to $8.78 per share were repriced to an exercise price of $5.00, the then determined fair value of the Company's common stock.

        The options granted typically vest over a period of four years from the date of grant. At April 6, 1996, 779,000 options were exercisable at prices ranging from $.098 to $9.00 per share.

        A summary of all stock option transactions follows (in thousands, except per share data):

                                            SHARES       OPTION PRICE
                                            ------       ------------
Options outstanding at April 3, 1993        1,966        $ .098- 8.78
Granted                                       458                5.00
Exercised                                    (301)         .098- 5.00
Canceled                                     (224)         .098- 8.78
                                            -----
Options outstanding at April 2, 1994        1,899        $ .098- 5.00
Granted                                     1,011         3.375- 9.00
Exercised                                    (751)         .098- 5.00
Canceled                                     (218)         .475- 5.00
                                            -----
Options outstanding at April 1, 1995        1,941        $ .098- 9.00
Granted                                     2,262         1.75 - 3.00
Exercised                                     (29)         .098- 1.75
Canceled                                     (938)        1.75 - 5.00
                                            -----
Options outstanding at April 6, 1996        3,236        $ .098-9.00
                                            =====

        Stock Purchase Warrants

        At April 6, 1996, warrants to purchase 250,000 shares of the Company's common stock at a price of $6.00 per share were outstanding. The warrants were issued in fiscal 1995 in connection with the acquisition of certain assets and the assumption of certain liabilities of Raxco, Inc. (see note 11), and expire December 31, 1999. At April 6, 1996, all such warrants under this agreement were exercisable.

        At April 6, 1996 warrants to purchase 20,000 shares of the Company's common stock at a price of $8.50 per share were outstanding. The warrants were issued in fiscal 1994 to a principal stockholder in connection with the unsecured loan of $2,000 from the stockholder (see note 6). At April 6, 1996, all such warrants were exercisable.

        At April 6, 1996, warrants to purchase 325,000 shares of the Company's common stock at $4.25 to $5.00 per share were outstanding. The warrants were issued in fiscal 1993 to a principal stockholder in connection with collateralizing the Company's line of credit and expire in March 1997. At April 6, 1996, all such warrants were exercisable.

        In May 1996, the Company amended its line of credit to increase its available borrowing capacity by $10,000 as a result of a collateralized guarantee made to the bank by an affiliate of NFT, an entity affiliated with the Company's major stockholder and Chairman of the Board. As consideration for the guaranty, the Company has agreed to issue warrants to purchase up to 500,000 shares of the Company's common stock at a price of $2.00 per share, subject to approval of the Company's disinterested stockholders.

        Employee Stock Purchase Plan

        On March 31, 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the "Purchase Plan") allowing for an aggregate of 500,000 shares of the Company's common stock. Under the Purchase Plan, the Board may authorize participation by eligible employees, including officers, in periodic six month offerings following the commencement of the Purchase Plan. The price of the Company's common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Company's common stock at the commencement date of each offering period or the relevant purchase date. During fiscal 1996 and 1995, 35,102 and 16,297 shares of stock, respectively, were issued pursuant to this plan.

        Directors' Non-Qualified Stock Option Plan

        On March 31, 1994, the Company adopted the Directors' Non-Qualified Stock Option Plan (the "Director Plan"). A total of 150,000 shares of the Company's common stock are reserved for issuance under the Director Plan. Under the Director Plan non-qualified options to purchase 10,000 shares were granted to each non-employee director of the Company upon the closing of the Company's initial public offering. Non-employee directors appointed to the Board of Directors after the initial public offering also receive a non-qualified option to purchase 10,000 shares of common stock. In addition, each non-employee director who has served as a director for at least one year will receive an option to purchase 2,500 shares of common stock following each annual meeting of stockholders; provided that he or she continues to be a director of the Company immediately following each meeting. The exercise price per share of each option granted under the Director Plan will be the fair market value of the Company's common stock on the date the option is granted, except that the initial grants to directors, upon the closing of the Company's initial public offering had an exercise price per share of $9.00 per share, the price to the public in the initial public offering. As of April 6, 1996, options to purchase 35,000 shares of common stock were outstanding, of which 27,500 were exercisable.

        Stock Repurchase Program

        In July 1994, the Company announced a stock repurchase program, pursuant to which it would purchase up to 1,000,000 shares of the Company's common stock in open market, negotiated, or block transactions. Purchased shares will be issued to meet existing and future requirements of the Company's employee stock option and stock purchase plans. During fiscal year 1995, the Company repurchased approximately 875,000 shares of its common stock at an approximate aggregate purchase price of $3,263 under this program.

        Subsequent Event

        On April 11, 1996, NFT V2 exercised its right to convert current principal and accrued interest outstanding of $10,113 into 5,992,665 shares of the Company's common stock at the current market price of $1.6875 per share on the day of conversion. After giving effect to the conversion, NFT V2 and related entities hold approximately 13,699,461 shares of the Company's common stock, or approximately 54 percent of shares outstanding at the date of conversion. The common stock provided to NFT V2 as part of the conversion was not registered under the Securities Act of 1933, and NFT V2 has indicated that it is acquiring the shares for investment purposes only.

        The following table sets forth the capitalization of the Company as of April 6, 1996, and as adjusted to reflect the conversion of the note payable to 5,992,665 shares of the Company's common stock, as noted above:

                                                                                         APRIL 6, 1996
                                                                                    ----------------------
                                                                                     ACTUAL       ADJUSTED
                                                                                    --------      --------
Short-term borrowings and current
     maturities of long-term debt                                                   $ 28,910      $ 24,235
Accrued liabilities                                                                   18,724        17,961
Long - term debt, less current maturities                                              5,966         1,291
Stockholders' equity (deficiency):
     Preferred stock, $.001 par value; authorized
         5,000 shares; issued and outstanding, none                                       --            --
     Common stock, $.001 par value; authorized 40,000 shares; issued (including
       treasury shares) and outstanding 20,243 (26,363 shares adjusted)                   20            26
Additional paid-in capital                                                            77,762        87,869
Accumulated deficit                                                                  (73,645)      (73,645)
Less cost of treasury stock (794 shares)                                              (2,938)       (2,938)
Cumulative foreign currency translation
        adjustments                                                                   (1,386)       (1,386)
                                                                                    --------      --------
Total stockholders' equity (deficiency)                                                 (187)        9,926
                                                                                    --------      --------
        Total capitalization                                                        $ 53,413      $ 53,413
                                                                                    ========      ========

(9)     COMMITMENTS AND CONTINGENCIES

        Leases

        The Company leases facilities and certain equipment under noncancelable operating leases. Under the lease agreements for facilities, the Company is required to pay insurance, taxes, utilities and building maintenance and is subject to certain consumer price index adjustments.

        Future minimum lease payments at April 6, 1996 under all noncancelable operating facility and equipment leases for subsequent fiscal years are as follows:

                     1997                      3,834
                     1998                      3,181
                     1999                      2,484
                     2000                      2,056
                     2001                      1,744
                     Thereafter                3,520
                                             -------
                                             $16,819

        Rent expense was approximately $4,373, $3,374 and $3,877, for fiscal years 1996, 1995, and 1994, respectively.

        Litigation

        During July 1994, the Company and certain directors and officers were served with four purported stockholder class-action lawsuits alleging certain improprieties surrounding the April 1994 initial public offering and subsequent decrease in the Company's stock price. Subsequently, these four actions were consolidated into a single case (In re MTI Technology Securities Litigation) in the United States District Court, Central District of California. This litigation was a class action complaint for alleged violation of the federal securities laws. Plaintiffs sought compensatory damages and other relief as permitted by applicable law. The claims related to the Company's initial public offering in April 1994 and the Company's announcements for financial results for the quarter ended July 2, 1994.

        In March 1996, the Company agreed to settle with plaintiffs. A Memorandum of Understanding was signed providing for a total settlement amount of $5,500, and the Claims Receipt and Policy Release agreement became effective March 29, 1996. The Company's unreimbursed portion of the aggregate settlement was $1,655 million. Preliminary approval for the settlement was granted by the Court on June 3, 1996, and a settlement hearing is scheduled for August 6, 1996.

        In addition to the above disclosed item, the Company is from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

(10)    BUSINESS SEGMENT AND INTERNATIONAL INFORMATION

        The Company is engaged in one business segment, the design, manufacture, sale and service of high-performance storage systems, software and related products. The Company's operations are structured to achieve consolidated objectives. As a result, significant interdependence and overlap exists among the Company's geographic areas. Accordingly, revenue, operating profit and identifiable assets shown for each geographic area may not be indicative of the amount which would have been reported if the geographic areas were independent of one another.

        Revenue and transfers between geographic areas are generally priced to recover cost plus an appropriate mark-up for profit. Operating income is revenue less cost of revenues and direct operating expenses.

        A summary of the Company's operations by geographic area is presented below:

                                                              1996             1995             1994
                                                           ---------        ---------        ---------
               Revenue:
                   United States                           $ 105,153        $  94,879        $  98,532
                   Europe                                     35,795           49,104           38,241
                   Transfers between areas                    (9,034)         (16,666)         (13,305)
                                                           ---------        ---------        ---------
                       Total net revenue                   $ 131,914        $ 127,317        $ 123,468
                                                           =========        =========        =========

               Operating income (loss):
                   United States                           $ (43,005)       $ (26,405)       $   3,093
                   Europe                                     (1,399)           5,413            1,947
                                                           ---------        ---------        ---------
                       Total operating income (loss)       $ (44,404)       $ (20,992)       $   5,040
                                                           =========        =========        =========

               Identifiable assets:
                   United States                           $  65,513        $  73,244        $  88,118
                   Europe                                     18,510           29,207           22,236
                                                           ---------        ---------        ---------
                       Total assets                        $  84,023        $ 102,451        $ 110,354
                                                           =========        =========        =========

                       No single customer accounted for more than 10% of revenue.

(11)    ACQUISITIONS AND DISPOSITIONS

        Sale of Patents

        Effective February 9, 1996, the Company entered into an agreement with EMC Corporation ("EMC"), whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company will receive for these rights include: (a) $30,000 to be received in six equal annual installments of $5,000 each, the first which was received upon closing of the agreement on February 9, 1996, the remaining payments to be received beginning January 1997 and in each of the subsequent four years; and (b) royalty payments in the aggregate of up to a maximum of $30,000 over the term of the agreement, of which a minimum of $10,000 will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. In addition, the Company also received an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market, and sell the technology protected under the aforementioned patents. Pursuant to the terms and conditions of the agreement, this license will terminate in the event of a change in control of the Company involving certain acquirors. As part of the agreement, the Company and EMC granted to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the agreement for a period of five years.

        National Peripherals, Inc.

        Effective April 2, 1995, the Company acquired all the outstanding stock of National Peripherals, Inc. ("NPI"), a privately held provider of cross-platform RAID-based storage solutions for the Open Systems computing environment.

        Consideration paid in the NPI acquisition included: (a) payments of $2,608 in cash to NPI and its stockholders, (b) promissory notes in the aggregate amount of $2,000 bearing 6% interest per annum and payable in two equal annual installments beginning April 1996 (see note 6), (c) guaranteed earnout payments in the aggregate amount of $3,000 and payable in three equal annual installments beginning in April 1996, and (d) acquisition costs of $406. In addition, the acquisition agreement provides for contingent payments of up to $1,000 payable in April 1998 based on certain performance criteria. The allocation of the purchase price at the time of acquisition is summarized as follows:

               Net tangible assets acquired       $ 7,073
               Liabilities assumed                 (8,715)
               Goodwill                             9,656
                                                  -------
                      Purchase price              $ 8,014
                                                  -------

         Tangible assets acquired and liabilities assumed as part of the transaction were recorded at their estimated fair market value.

         The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of the acquired assets and assumed liabilities have been included with those of the Company since the effective date of acquisition. Goodwill acquired as part of the transaction is being amortized on a straight-line basis over 10 years, based on management's estimate of the economic lives of the assets acquired. During fiscal 1996, the Company increased goodwill related to the acquisition of NPI in the amount $1,962. The increase was primarily due to the further evaluation of the net assets acquired in the transaction. The amortization of the goodwill will result in quarterly and annual operating charges of approximately $293 and $1,172, respectively.

         Raxco Inc. Asset Purchase

         In January 1995, the Company acquired certain assets, including intellectual properties and source code rights, of the UNIX and OpenVMS storage management software product lines of Raxco, Inc. ("Raxco"). The purchase price of the acquired assets included payment of $1,000 in cash, notes in the amount of $2,500, assumption of certain liabilities of $1,903, primarily deferred service maintenance contracts, and acquisition costs of $58. In connection with the acquisition, the Company recorded an accrual of $825 to reflect the anticipated costs related to the closure of excess facilities in the United Kingdom and the estimated costs to satisfy certain preexisting product development obligations. In the fourth quarter of fiscal year 1996, the Company recorded an additional $282 associated with the Company's satisfaction of the preexisting product development obligations. In addition, as part of the consideration paid, the Company issued warrants to purchase 250,000 shares of the Company's common stock with an exercise price of $6.00 per share. The warrants expire on December 31, 1999. In management's opinion, based on the current market value of the Company's common stock, the fair market value of these warrants is not material, and no value was assigned to the warrants. The allocation of the purchase price is summarized as follows:

         Tangible assets                                       $  100
         Purchased technology licenses                             75
         Goodwill                                               6,111
                                                                -----
              Purchase price                                   $6,286
                                                               ======

         As part of the transaction the Company also acquired software development and technical support teams located domestically and in the United Kingdom. In addition, the Company acquired access to the existing Raxco storage management software customer base.

         This acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of the acquired assets and assumed liabilities have been included with those of the Company since the effective date of acquisition. Goodwill acquired as part of the transaction is being amortized on a straight-line basis over 10 years, based on management's estimate of the economic lives of the assets. During fiscal 1996, the Company increased goodwill related to the acquisition of the Raxco assets and assumed liabilities in the amount of $82. The increase was primarily due to the further evaluation of the assumed liabilities. The amortization of the goodwill will result in quarterly and annual operating charges of $153 and $612, respectively.

         System Industries, Inc.

         On December 17, 1993, the Company purchased substantially all of the assets and assumed certain liabilities from System Industries, Inc. ("SI"), a former competitor of the Company, for an aggregate purchase price of $11,572. The purchase price included a cash payment of $4,100, a note payable of $4,000 (see note 6) and 491,710 shares of Company common stock which the Company valued at $3,472. At the date of acquisition, the Company recorded an accrual of $3,747 in order to cover the anticipated costs related to the SI integration, including the elimination of an excess SI manufacturing facility and approximately 10 SI sales facilities. At April 1, 1995, the integration was essentially complete and there was no remaining liability relating to the SI integration. The allocation of the purchase price is summarized as follows:

         Current assets                                                  $  8,653
         Net equipment and improvements and other assets                    3,222
                                                                         --------
             Tangible assets acquired                                      11,875
         Current liabilities                                              (11,455)
         Other                                                             (1,389)
                                                                         --------
             Liabilities assumed                                          (12,844)
         Accrual for severance and facility closing costs                  (3,747)
         Intangible assets                                                 16,288
                                                                         --------
             Purchase price                                              $ 11,572
                                                                         ========

         Tangible assets acquired from SI are net of approximately $4,250 in reserves for inventory resulting from the acquisition, which the Company did not plan to use in its ongoing business, and $1,223 of assets not acquired pursuant to the acquisition agreement. Liabilities assumed from SI are net of approximately $21,761 of liabilities not assumed pursuant to the acquisition agreement. In addition the Company reclassified approximately $1,389 of certain assumed deferred income amounts from current to non-current liabilities.

         The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of SI have been included with those of the Company since the date of acquisition. Intangible assets relate to the maintenance service contracts, installed customer base, proprietary UNIX software and contract opportunities acquired from SI. These intangible assets were aggregated, as the Company believes it is not possible to accurately measure or allocate specific values to the individual components of the intangible assets acquired in the acquisition. Intangible assets were being amortized on a straight-line basis over 10 years.

         Within twelve months of the acquisition, the Company completed its evaluation of the acquired assets which resulted in an increase to goodwill of $1,891. The reallocation was primarily attributable to changes in the preliminary valuation of field spares inventory.

         In the fourth quarter of fiscal 1996, the Company took a charge of $14,244 to write-off the remaining unamortized goodwill associated with the SI acquisition. This impairment was based on management's current estimates of the remaining economic value and life of the acquired assets related to the goodwill.

         SCR Technologies/SF2 Corporation

         During fiscal 1992, the Company completed two acquisitions: on December 10, 1991, the Company purchased all of the capital stock of SCR Technologies ("SCR") for 118,000 shares of the Company's common stock aggregating $1,000 excluding a performance based contingency payment of $736. As the performance criteria were not met, no contingent payment was required. Prior to the acquisition, SCR was the Company's distributor in France. The purchase price of $1,000 was allocated as follows: $2,637 to tangible assets, $5,326 to liabilities and $3,689 to goodwill.

         In the fourth quarter of fiscal 1996, the Company took a charge of $2,347 to write-off the remaining unamortized goodwill associated with the SCR Technologies acquisition. This impairment was based on management's current estimates of the remaining economic value and life of the assets acquired.

         In March 1992, the Company also acquired all of the capital stock of SF2 Corporation ("SF2"), a development stage company, which had incurred research and development costs approximating $18,258. The acquired research and development had not reached technological feasibility and had no alternative future use at the time of acquisition, and was therefore charged to operations. The purchase price included 1,589,000 shares of the Company's common stock, the assumption of SF2 stock options to purchase 236,000 shares of the Company's common stock (see note 8), the assumption of SF2 warrants to purchase 6,100 shares of the Company's common stock (see note 8) and acquisition costs aggregating $15,616.

         In the fourth quarter of fiscal 1995, the Company took a charge of $411 to write-off the remaining unamortized goodwill associated with the SF2 acquisition. This impairment was based on management's current estimates of the remaining economic value and life of the acquired assets related to the goodwill.

(12)     RELATED PARTY TRANSACTIONS

         On July 19, 1995 the Company entered into an agreement whereby it received a loan of approximately $10,000 from NFT V2, an entity affiliated with the Company's major stockholder and Chairman of the Board. Pursuant to the loan agreement, the Company issued a long-term, secured subordinated note to NFT V2, which bears annual interest of 10.75% and is repayable in two equal installments, the first installment being due and payable in January 1997, the second in July 1997. Pursuant to the terms of the agreement, the loan was convertible at the lender's option into common stock of the Company 90 days after the date of the agreement at a price per common share equal to the then fair market value of such stock. Proceeds from the loan are being used for working capital purposes.

         During the second quarter of fiscal 1996, the Company entered into an agreement with NFT V2, whereby pursuant to the terms of the agreement, the Company licensed certain software products to NFT V2 for commercial use and resale. As consideration for the licenses, the Company received $650 credit against amounts owing to NFT V2 under the $10,000 loan agreement, dated July 19, 1995, between NFT V2 and the Company, and will have access to certain product enhancements to be developed by NFT V2.

         On April 11, 1996, NFT V2 exercised its right to convert current principal and accrued interest outstanding thereunder of $10,113 into 5,992,665 shares of the Company's common stock at the current market price of $1.6875 per share on the day of conversion. After giving effect to the conversion, NFT V2 and related entities hold approximately 13,699,461 shares of the Company's common stock, or approximately 54 percent of shares outstanding at the date of conversion. The common stock provided to NFT V2 as part of the conversion was not registered under the Securities Act of 1933, and NFT V2 has indicated that it is acquiring the shares for investment purposes only.

         On March 31, 1995, the Company entered into an agreement with Greyrock Business Credit whereby under an asset secured domestic line of credit the Company may borrow up to $20,000, limited by the value of pledged collateral. The agreement allows the Company to borrow at the prime rate plus 2%. Borrowings outstanding under this line at April 6, 1996 were $20,613 which is classified as short-term borrowings. The initial term of the agreement is for two years and automatically and continuously renews for a subsequent year, unless terminated by either party per the agreement. The bank line of credit agreement contains certain restrictive covenants. At April 6, 1996, the Company was in compliance with all such covenants. In May 1996 the agreement with Greyrock Business Credit was amended to increase the line of credit to $30,000 based on additional pledged collateral by an affiliate of NFT, an entity affiliated with the Company's major stockholder and Chairman of the Board. As consideration for the guaranty, the Company has agreed to issue warrants to purchase up to 500,000 shares of the Company's common stock at a price of $2.00 per share, subject to approval of the Company's disinterested stockholders.

(13)     EMPLOYEE BENEFITS

         The Company maintains an employee savings plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Company's contributions to the plan are determined at the discretion of the Board of Directors. During fiscal 1996, 1995, and 1994, the Company made no contributions to the plan.

(14)     NON-RECURRING CHARGES

         In December 1992, the Company reached an agreement with Digital Equipment Corporation which settled all outstanding litigation between the two companies. The settlement resulted in the Company agreeing to pay to DEC a fixed royalty payment of $500 semiannually over 4 1/2 years for certain technology used by the Company in its products through December 31, 1992. The fixed royalty related to past product sales and was therefore expensed at the time of settlement. The total payments, which were fixed and determinable, were discounted at 6 1/2% per annum, the Company's cost of capital at the date of settlement, and recorded as a non-recurring charge. In addition, the Company entered into a perpetual cross license with DEC for current products and future products to be developed. The Company will not receive any payment from DEC for these licenses under the terms of the settlement agreement.

         At April 6, 1996, the Company's total remaining obligations relating to the non-recurring charges were $1,494 of which $969 was included in accrued liabilities, with the balance included in other liabilities.

(15)     QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for continuing operations for fiscal 1996 and 1995 are as follows:


                                                                                                           Net
                                                                                                      Income (loss)
                                                                                   Net             Per Common & Common-
                         Total Revenues                Gross Profit           Income (Loss)          Equivalent Share
                         --------------                ------------           -------------        --------------------
1996:
  Fourth quarter           $ 28,939                      $ 2,848                 $(38,344)                 $(1.97)
  Third quarter              35,077                       11,262                   (3,238)                  (0.17)
  Second quarter             34,346                       10,660                   (3,380)                  (0.17)
  First quarter              33,552                       10,925                   (4,257)                  (0.22)

Total                      $131,914                      $35,695                 $(49,219)

1995:
  Fourth quarter           $ 25,103                      $(5,029)                $(25,383)                 $(1.33)
  Third quarter              34,349                       12,548                      208                    0.01
  Second quarter             34,227                       12,497                      317                    0.02
  First quarter              33,638                       11,629                     (682)                  (0.04)

Total                      $127,317                      $31,645                 $(25,540)

         During the fourth quarter of fiscal 1996, the Company recorded approximately $19,806 of charges related to asset write-downs and increased inventory reserves. In addition, the Company accrued $2,088 for the settlement of a shareholder lawsuit and related legal costs, $1,855 for sales and use tax liability and $1,450 for related interest and penalties, and $1,777 for restructuring and severance costs.

         During the fourth quarter of fiscal 1995, the Company recorded approximately $12,400 of charges related to asset write-downs and increased inventory reserves. Additionally, the Company accrued an additional returns reserve of $2,454 against the possibility of product returns due to product performance issues at certain large customer installations. In addition, the Company took a $3,261 charge to tax expense to adjust its valuation reserve to a level whereby it believed the remaining net deferred tax asset would more likely than not be realizable.

         A significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based primarily on sales forecasts. If revenue does not meet the Company's expectations in any given quarter, the adverse impact on the Company's liquidity position and net income may be magnified by the Company's inability to reduce expenditures quickly enough to compensate for the revenue shortfall. Furthermore, as is common in the computer industry, the Company historically has experienced an increase in the number of orders and shipments in the latter part of each quarter and the Company expects this pattern to continue in the future. The Company's failure to receive anticipated orders or to complete shipments in the latter part of a quarter could have a material adverse effect on the Company's results of operations for that quarter.

         The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue in the future. These fluctuations have been and may continue to be caused by a number of factors, including the timing of customer orders (a large majority of which have historically been placed in the last month of each quarter), the introduction of new versions of the Company's products, and the timing of sales and marketing and research and development expenditures. Future operating results may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative products, the introduction of new products by the Company's competitors, and decreases in gross profit margin for mature products. There can be no assurance that the Company will be profitable on a quarter-to-quarter or annual basis.

(16)     SUBSEQUENT EVENTS (UNAUDITED)

         Effective April 7, 1996, the Company entered into an agreement with NFT, an entity affiliated with the Company's major stockholder and Chairman of the Board, whereby NFT will provide the Company with up to $2,400 of non-refundable research and development funding based on actual research and development expenses incurred in connection with new and enhanced Backup-UNET software products, the RLM software Products Group and the Open Media Products Group. The funding payments will be received in essentially four equal quarterly installments of approximately $600 each, the first of which will be received within ten days of submission by the Company of a statement setting forth the amount and description of the applicable research and development expenses incurred during the first quarter of fiscal 1997, the remaining installments within ten days of submission of a statement of incurred expenses for each of the next three successive quarters. The consideration NFT will receive for the funding includes: (a) an irrevocable, worldwide, nonexclusive license to develop, market and sell certain defined new or substantially enhanced software products developed by the Company; (b) royalty payments based on the revenue recognized by the Company from sale of the defined software products that are sold within four years of the effective date of the agreement; and, subject to stockholder approval, (c) warrants to purchase 750,000 shares of the Company's stock with an exercise price of $2.25 per share. The warrants expire on June 27, 2001.

                                                                     SCHEDULE II

                           MTI TECHNOLOGY CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

     FOR THE FISCAL YEARS ENDED APRIL 6, 1996, APRIL 1, 1995, APRIL 2, 1994
                                 (IN THOUSANDS)

                                                                       CHARGED TO                         BALANCE
                                                     BALANCE AT        REVENUE,                             AT
                                                     BEGINNING         COSTS AND                          END OF
         DESCRIPTION                                 OF PERIOD         EXPENSES (1)     DEDUCTIONS        PERIOD
         -----------                                 ---------         --------         ----------        ------

Year ended April 6, 1996
     Allowance for doubtful accounts
          and sales returns                           $9,986            $(4,395)(2)      $  (154)          $5,437
                                                      ======            ========         =======           ======
     Allowance for inventory
          obsolescence                                $8,613            $ 4,056          $(8,725)          $3,944
                                                      ======            ========         =======           ======

Year ended April 1, 1995
     Allowance for doubtful accounts
          and sales returns                           $2,315            $ 7,770          $   (99)          $9,986
                                                      ======            ========         =======           ======
     Allowance for inventory
          obsolescence                                $2,476            $10,600          $(4,463)          $8,613
                                                      ======            ========         =======           ======

Year ended April 2, 1994
     Allowance for doubtful accounts
          and sales returns                           $1,305            $ 1,093          $   (83)          $2,315
                                                      ======            ========         =======           ======
     Allowance for inventory
          obsolescence                                $1,072            $ 3,457          $(2,053)          $2,476
                                                      ======            ========         =======           ======


(1) The allowance for sales returns is recorded as a charge to revenue, the allowance for doubtful accounts is charged to selling, general and administrative expenses, and the allowance for inventory obsolescence is charged to product cost of revenue.

(2) Includes amounts related to the recognition of receivables whose related revenue was not recognized until fiscal 1996.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION
- - -------                     -----------

23.1              Consent of KPMG Peat Marwick LLP.

27.1              Financial Data Schedule