Form 10-Q
period 1996-07-06
MTI TECHNOLOGY CORP
filed 1996-08-19
CIK 901696

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended July 6, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to ________________


                     Commission file number    0-23418



                           MTI TECHNOLOGY CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                   95-3601802
   -------------------------------                  ------------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)


                           4905 East La Palma Avenue
                           Anaheim, California 92807
- --------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)



      Registrant's telephone number, including area code: (714) 970-0300



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     -----

      The number of shares outstanding of the issuer's common stock, $.001 par value, as of August 9, 1996 was 25,556,886.

MTI TECHNOLOGY CORPORATION
- --------------------------
                                     INDEX
                                     -----


                                                                                                  Page
                                                                                                  ----
PART I.    FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets at July 6,
                     1996 and April 6, 1996                                                         3

                     Condensed Consolidated Statements of Operations for
                     the Three Months Ended July 6, 1996 and July 1, 1995                           4

                     Condensed Consolidated Statements of Cash Flows for
                     the Three Months Ended July 6, 1996 and July 1, 1995                           5

                     Notes to Condensed Consolidated Financial Statements                           6

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                            8

PART II.   OTHER INFORMATION

           Item 1.   Legal Proceedings                                                             13

           Item 5.   Other Information                                                             13

           Item 6.   Exhibits and Reports on Form 8-K                                              13

                           MTI TECHNOLOGY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                                      JULY 6,          APRIL 6,
                                                                                       1996              1996
                                                                                     --------          ---------
       ASSETS
Current assets:
  Cash and cash equivalents                                                          $  3,822           $  4,055
  Accounts receivable, net                                                             24,224             21,101
  Inventories                                                                          15,811             21,499
  Deferred income tax benefit                                                             784                784
  Prepaid expenses and other receivables                                                4,578              3,750
                                                                                     --------           --------
       Total current assets                                                            49,219             51,189
Property, plant and equipment, net                                                     15,231             16,323
Intangible assets and goodwill, net                                                    15,393             15,852
Other                                                                                     621                659
                                                                                     --------           --------
                                                                                     $ 80,464           $ 84,023
                                                                                     ========           ========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                              $ 26,934           $ 20,613
  Current maturities of long-term debt                                                  3,581              8,297
  Accounts payable                                                                      8,221             14,580
  Accrued liabilities                                                                  16,402             18,724
  Deferred income                                                                      12,986             14,941
                                                                                     --------           --------
       Total current liabilities                                                       68,124             77,155
Long-term debt, less current maturities                                                 1,061              5,966
Deferred income                                                                           432                550
Other                                                                                      14                539
                                                                                     --------           --------
       Total liabilities                                                               69,631             84,210
                                                                                     --------           --------
Stockholders' equity:
  Preferred stock, $.001 par value; authorized
    5,000 shares; issued and outstanding, none                                              -                  -
  Common stock, $.001 par value; authorized
    40,000 shares; issued and outstanding
    25,526 and 20,243 shares at July 6 and
    April 6, 1996, respectively                                                            26                 20
  Additional paid-in capital                                                           88,151             77,762
  Accumulated deficit                                                                 (73,188)           (73,645)
  Less cost of treasury stock (794 shares at
   July 6 and April 6, 1996)                                                           (2,938)            (2,938)
 Cumulative foreign currency translation
    adjustments                                                                        (1,218)            (1,386)
                                                                                     --------           --------
Total stockholders' equity (deficiency)                                                10,833               (187)
                                                                                     --------           --------
                                                                                     $ 80,464           $ 84,023
                                                                                     ========           ========


     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                                         THREE MONTHS ENDED
                                                                                     ---------------------------
                                                                                     JULY 6,             JULY 1,
                                                                                      1996                1995
                                                                                     -------            --------
Net product revenue                                                                  $27,604            $ 24,777
Service revenue                                                                        8,573               8,775
                                                                                     -------            --------
       Total revenue                                                                  36,177              33,552

Product cost of revenue                                                               20,059              17,591
Service cost of revenue                                                                4,992               5,036
                                                                                     -------            --------
       Total cost of revenue                                                          25,051              22,627

       Gross profit                                                                   11,126              10,925
                                                                                     -------            --------

Operating expenses:
  Selling, general and administrative                                                  8,578              10,750
  Research and development                                                             2,291               3,458
                                                                                     -------            --------
       Total operating expenses                                                       10,869              14,208

       Operating income (loss)                                                           257              (3,283)

Other income (expense), net                                                              200                (652)
                                                                                     -------            --------

Income (loss) before income taxes                                                        457              (3,935)
Income tax expense                                                                         -                 322
                                                                                     -------            --------
       Net income (loss)                                                             $   457            $ (4,257)
                                                                                     =======            ========

Income (loss) per common and  common
  equivalent share                                                                   $  0.02            $  (0.22)
                                                                                     =======            ========

Weighted average common and common
  equivalent shares                                                                   26,136              19,351
                                                                                     =======            ========



     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                       --------------------------
                                                                                       JULY 6,            JULY 1,
                                                                                        1996               1995
                                                                                       -------           --------
Net cash used in operating activities                                                 $ (5,568)          $ (7,226)
                                                                                      --------           --------

Cash flows from investing activities:
       Capital expenditures for property, plant
         and equipment, net                                                               (700)            (2,412)
       Disposal of property, plant and equipment                                             -                 77
       Acquisition of NPI assets and liabilities,
          net of cash acquired                                                               -             (2,608)
                                                                                      --------           --------
       Net cash used in investing activities                                              (700)            (4,943)
                                                                                      --------           --------

Cash flows from financing activities:
       Borrowings under notes payable, net of acquisitions                              30,747             33,684
       Borrowings under notes payable to fund acquisition
         of NPI                                                                              -              2,608
       Proceeds from issuance of common stock and
          exercise of options and warrants                                                 142                121
       Repayment of notes payable                                                      (24,697)           (25,358)
                                                                                      --------           --------
       Net cash provided by financing activities                                         6,192             11,055
                                                                                      --------           --------

Effect of exchange rate changes on cash                                                   (157)               116
                                                                                      --------           --------

Net decrease in cash and cash equivalents                                                 (233)              (998)

Cash and cash equivalents at beginning of period                                         4,055              5,562
                                                                                      --------           --------

Cash and cash equivalents at end of period                                            $  3,822           $  4,564
                                                                                      ========           ========

Supplemental disclosures of cash flow information:
       Cash paid during the period for:
         Interest                                                                     $    763           $    716
         Income taxes                                                                       77                214


     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1. The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 6, 1996. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of July 6, 1996, and the condensed consolidated results of operations and cash flows for the three month periods ended July 6, 1996 and July 1, 1995. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. References to amounts are in thousands, except share and per share data, unless otherwise specified.

2.    Inventories consist of the following:

                                      JULY 6,      APRIL 6,
                                       1996          1996
                                     -------       -------
     Raw Materials                   $ 8,555       $13,090
     Work in Process                     438         2,106
     Finished Goods                    6,818         6,303
                                     -------       -------
                                     $15,811       $21,499
                                     =======       =======

3. During July 1994, the Company and certain directors and officers were served with four purported stockholder class-action lawsuits alleging certain improprieties surrounding the April 1994 initial public offering and subsequent decrease in the Company's stock price. Subsequently, these four actions were consolidated into a single case (In re MTI Technology Securities Litigation) in the United States District Court, Central District of California. This litigation was a class action complaint for alleged violation of the federal securities laws. Plaintiffs sought compensatory damages and other relief as permitted by applicable law. The claims related to the Company's initial public offering in April 1994 and the Company's announcements for financial results for the quarter ended July 2, 1994.

      In March 1996, the Company agreed to settle with plaintiffs. A Memorandum of Understanding was signed providing for a total settlement amount of $5,500, and the Claims Receipt and Policy Release agreement became effective March 29, 1996. The Company's unreimbursed portion of the aggregate settlement
was $1,655.   Preliminary approval for the settlement was granted by the Court on June 3, 1996, and final approval for the settlement was granted by the Court on August 5, 1996.

4. On July 19, 1995, the Company entered into an agreement (the "Agreement"), whereby it received a loan of approximately $10,000 from NFT Ventures II, LLC ("NFT V2"), an entity affiliated with the Company's major stockholder and Chairman of the Board. Pursuant to the loan agreement, the Company issued a long-term, secured subordinated note to NFT V2, which bore annual interest of 10.75% and was repayable in two equal installments, the first installment being due and payable in January 1997, the second in July 1997. Pursuant to the terms of the agreement, the note was convertible at the lender's option into common stock of the Company 90 days after the date of the agreement at a price per common share equal to the then fair market value of such stock. Proceeds from the loan are being used for working capital purposes.

     During the second quarter of fiscal 1996, the Company entered into an agreement with NFT V2, whereby, pursuant to the terms of the agreement, the Company licensed certain software products to NFT V2 for commercial use and resale. As consideration for the licenses, the Company received a $650 credit against amounts owing to NFT V2 under the Agreement and has access to certain product enhancements to be developed by NFT V2.

     On April 11, 1996, NFT V2 exercised its right to convert current principal and accrued interest outstanding of $10,113 into 5,992,665 common shares of the Company.

5. Effective April 7, 1996, the Company entered into an agreement with NFT Ventures, Inc. ("NFT"), an entity affiliated with the Company's major stockholder and Chairman of the Board, whereby NFT will provide the Company with up to $2,400 of non-refundable research and development funding based on actual research and development expenses incurred in connection with new and enhanced Backup-UNET software products, the RLM software Products Group and the Open Media Products Group. The funding payments will be received in essentially four equal quarterly installments of approximately $600 each, the first of which will be received within ten days of submission by the Company of a statement setting forth the amount and description of the applicable research and development expenses incurred during the first quarter of fiscal 1997, the remaining installments within ten days of submission of a statement of incurred expenses for each of the next three successive quarters. The consideration NFT will receive for the funding includes: (a) an irrevocable, worldwide, nonexclusive license to develop, market and sell certain defined new or substantially enhanced software products developed by the Company; (b) royalty payments based on the revenue recognized by the Company from sale of the defined software products that are sold within four years of the effective date of the agreement; and, (c) subject to stockholder approval, warrants to purchase 750,000 shares of the Company's stock with an exercise price of $2.25 per share. The warrants expire on June 27, 2001.

6. Net income (loss) per common and common equivalent share was computed based on the weighted average number of common and common equivalent shares outstanding during the periods presented. The Company has granted certain stock options which have been treated as common equivalents in computing both primary and fully diluted income (loss) per share, except in those periods where such inclusion would be antidilutive. The primary and fully dilutive income (loss) per share computations are approximately the same.

PART 1 - ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         MTI's historic revenues have been achieved through introductions of new or updated products, expansion of the Company's international operations, and through acquisitions. The Company has attempted to increase its focus on expanding its software, systems and service offerings for the Open Systems computing environment and decrease its historic dependence on sales and service from Digital Equipment Corporation ("DEC") computing environment. Revenue from product sales to the Open Systems marketplace increased from less than 10% for fiscal 1994, to approximately 21% for fiscal 1995, to approximately 43% for fiscal 1996, and to approximately 69% for the first quarter of fiscal 1997.

         In January 1995, the Company acquired certain assets, including intellectual properties and source code rights, of the UNIX and Open VMS storage management software product lines of Raxco, Inc. ("Raxco"). The purchase price of the acquired assets consisted of $1.0 million in cash, notes in the amount of $2.5 million, assumption of $1.9 million of certain liabilities, primarily deferred service maintenance contracts, and the issuance of warrants to purchase 250,000 shares of the Company's common stock at a price of $6.00 per share. The warrants will expire on December 31, 1999. As part of the transaction the Company also acquired software development and technical support teams located domestically and in the United Kingdom. In addition, the Company acquired access to the existing Raxco storage management software customer base.

         Effective April 2, 1995, the Company acquired National Peripherals, Inc. ("NPI"), a privately-held provider of cross-platform RAID based storage solutions for the Open Systems computing environment. Consideration paid in the NPI acquisition included: (a) payments of $2.6 million in cash to NPI and its stockholders, (b) promissory notes in the aggregate amount of $2.0 million bearing 6% interest per annum and payable in two equal annual installments beginning April 1996, (c) guaranteed earnout payments in the aggregate amount of $3.0 million and payable in three equal annual installments beginning in April 1996, and (d) acquisition costs of $0.4 million. In addition, the acquisition agreement provides for contingent payments of up to $1.0 million payable in April 1998 based on certain performance criteria. As a result of the NPI acquisition, MTI increased its presence in the Open Systems marketplace by adding approximately 18 salespeople at the time of acquisition who were exclusively focused on Open Systems sales opportunities.

         The Raxco and NPI acquisitions are part of the Company's strategy to expand its product lines and increase revenue from the non-DEC marketplace, and to heighten emphasis on the Company's software product development efforts.

         Effective February 9, 1996, the Company entered into an agreement with EMC Corporation ("EMC"), whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company will receive for these rights includes: (a) $30.0 million to be received in six equal annual installments of $5.0 million, the first of which was received upon closing of the agreement on February 9, 1996, the remaining payments to be received beginning January 1997 and in each of the subsequent four years; and (b) royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the agreement, of which a minimum of $10.0 million will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. In addition, the Company also received an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the aforementioned patents. Pursuant to the terms and conditions of the agreement, this license will terminate in the event of a change of control of the Company involving certain identified acquirors. As part of the agreement, the Company and EMC granted to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the agreement for a period of five years.

      Effective April 7, 1996, the Company entered into an agreement with NFT Ventures, Inc. ("NFT"), an entity affiliated with the Company's major stockholder and Chairman of the Board, whereby NFT will provide the Company with up to $2.4 million of non-refundable research and development funding based on actual research and development expenses incurred in connection with new and enhanced Backup-UNET software products, the RLM Software Products Group and the Open Media Products Group. The funding payments will be received in essentially four equal quarterly installments of approximately $0.6 million each, the first of which will be received within ten days of submission by the Company of a statement setting forth the amount and description of the applicable research and development expenses incurred during the first quarter of fiscal 1997, the remaining installments within ten days of submission of a statement of incurred expenses for each of the next three successive quarters. The consideration NFT will receive for the funding includes: (a) an irrevocable, worldwide, nonexclusive license to develop, market and sell certain defined new or substantially enhanced software products developed by the Company; (b) royalty payments based on the revenue recognized by the Company from sale of the defined software products that are sold within four years of the effective date of the agreement; and, (c) subject to stockholder approval, warrants to purchase 750,000 shares of the Company's stock with an exercise price of $2.25 per share. The warrants expire on June 27, 2001.

      The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue in the future. These fluctuations have been and may continue to be caused by a number of factors, including competitive pricing pressures, the timing of customer orders (a large majority of which have historically been placed in the last month of each quarter), the introduction of new versions of the Company's products, and the timing of sales and marketing and research and development expenditures. Future operating results may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative products, the introduction of new products by the Company's competitors and decreases in gross profit margin for mature products. There can be no assurance that the Company will be profitable on a quarter-to-quarter or annual basis.

      The Company has operated historically without a significant backlog of orders and, as a result, net product revenue in any quarter is dependent on orders booked and products shipped during that quarter. A significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based primarily on sales forecasts. If revenue does not meet the Company's expectations in any given quarter, the adverse impact on the Company's liquidity position and net income may be magnified by the Company's inability to reduce expenditures quickly enough to compensate for the revenue shortfall. Further, as is common in the computer industry, the Company historically has experienced an increase in the number of orders and shipments in the latter part of each quarter and the Company expects this pattern to continue in the future. The Company's failure to receive anticipated orders or to complete shipments in the latter part of a quarter could have a material adverse effect on the Company's results of operations for that quarter.

RESULTS OF OPERATIONS

      The following table sets forth selected items from the Condensed Consolidated Statements of Operations as a percentage of net revenues for the periods indicated, except for product gross profit and service gross profit, which are expressed as a percentage of the related revenue. This information should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere within:

                                              FOR THE THREE MONTHS ENDED
                                             ----------------------------
                                              JULY 6,              JULY 1,
                                               1996                 1995
                                              ------               ------
Net product revenue                             76.3%               73.8%
Service revenue                                 23.7                26.2
                                              ------               -----
     Total revenue                             100.0               100.0

Product gross profit                            27.3                29.0
Service gross profit                            41.8                42.6
                                              ------               -----
     Gross profit                               30.8                32.6

Selling, general and
     administrative expenses                    23.8                32.1
Research and development                         6.3                10.3
                                              ------               -----
     Operating income (loss)                     0.7                (9.8)

Other income (expense), net                      0.6                (1.9)
Income tax expense                                 -                 1.0
                                              ------               -----
     Net income (loss)                           1.3%              (12.7)%
                                              ======               =====


Net Product Revenue: Net product revenue increased $2.8 million, or 11.4% over the same quarter of the prior year. This increase was primarily due to increased revenue of $2.7 million from optical/tape products, primarily the mid-range 1500 series of automated DLT tape libraries. In addition, software revenue and server revenue increased $0.5 million and $0.4 million, respectively, over the same period of the prior year. These increases were partially offset by decreased sales of $0.8 million to Boeing Information Services, Inc. relating to Boeing's RCAS contract with the federal government. The RCAS program has ended.

Service Revenue: Service revenue decreased $0.2 million, or 2.3% from the same quarter of the prior year. This decrease is primarily due to fewer post-warranty service contracts sold as a result of lower product revenues from the DEC market from the same period of the prior year.

Product Gross Profit: Product gross profit was $7.5 million for the first quarter of fiscal 1997, an increase of $0.4 million, or 5.0% over the same quarter of the preceding year, and the gross profit percentage of net product sales was 27% for the first quarter of fiscal 1997 as compared to 29% for the same period of the prior year. The decrease in the gross profit percentage was primarily due to the higher mix of Open Systems product revenues, which carry a lower margin percentage.

Service Gross Profit: Service gross profit was $3.6 million, a decrease of $0.2 million, or 4.2% from the first quarter of the prior year. The gross profit percentage of service revenue decreased to 42% in the first quarter of fiscal 1997 from 43% in the same quarter of the preceding year. The decrease in the gross profit percentage was primarily a result of reduced service revenue supported by substantially the same cost structure.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the first quarter of fiscal 1997 decreased $2.2 million, or 20.2% from the same quarter of the preceding year. This decrease was primarily due to reduced payroll and related expenses of approximately $0.7 million as a result of restructuring actions begun in the fourth quarter of fiscal 1996 and completed in the first quarter of fiscal 1997, decreased goodwill amortization of $0.5 million due to the write-off of goodwill in the fourth quarter of fiscal 1996, decreased legal expense of $0.4 million, primarily as a result of the settlement of shareholder litigation, and reductions in other expense categories of $0.6 million.

Research and Development Expenses: Research and development expenses for the first quarter of fiscal 1997 decreased $1.2 million, or 33.8% from the same quarter of the preceding year. This decrease was primarily due to reduced payroll and related expenses of approximately $0.8 million as a result of the aforementioned restructuring actions, and non-refundable research and development funding of $0.4 million.

Other Income (Expense), Net: Other income, net, increased $0.9 million, or 130.7% over the same period of the prior year. This increase was primarily due to $1.2 million of income recognized on the sale of substantially all of the Company's existing patents, patent applications and rights thereof to EMC Corporation ("EMC"), in February 1996. This increase was partially offset by increased interest expense of $0.3 million related to increased bank line borrowings.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $3.8 million at July 6, 1996, a decrease of $0.2 million as compared to April 6, 1996, the prior fiscal year end. Net operating activities used $5.6 million in the first quarter of fiscal 1997, primarily due to an increase in accounts receivable of $3.1 million as a result of increased revenues and a decrease in accounts payable and accrued liabilities of $8.7 million primarily due to reduced trade purchases, partially offset by decreased inventories of $5.7 million. Cash provided by financing activities was $6.2 million, primarily as a result of increased bank line borrowings.

     The Company's average days outstanding were 61 days at the end of the first quarter of fiscal 1997, as compared to 60 days at the end of the same quarter of fiscal 1996.

     Stockholders' equity at the end of the first quarter of fiscal 1997 was $10.8 million as compared to $(0.2) million at the end of fiscal 1996. The increase was primarily due to the conversion on April 11, 1996, of $10.1 million of outstanding debt principal and accrued interest into approximately
6.0 million shares of common stock pursuant to the terms and conditions of a loan agreement between the Company and the lender, an entity affiliated with the Company's major stockholder and Chairman of the Board.

     On March 31, 1995, the Company entered in to an agreement whereby the Company had available asset secured bank lines of credit of up to $20.0 million, limited by the value of the pledged collateral which consists of the Company's accounts receivable and inventories. In May 1996, the agreement was amended to increase the line of credit to $30.0 million as a result of a collateralized guarantee made to the bank by an affiliate of NFT, an entity affiliated with the Company's major stockholder and Chairman of the Board. At July 6, 1996, borrowings outstanding under this agreement were $26.9 million. At August 9, 1996, the outstanding balance under this line was approximately $25.5 million. The bank line of credit contains certain restrictive covenants. At July 6, 1996, the Company was in compliance with all such covenants.

     Effective February 9, 1996, the Company entered into an agreement with EMC, whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company will receive for these rights include: (a) $30.0 million to be received in six equal annual installments of $5.0 million each, the first of which was received upon closing of the agreement on February 9, 1996, the remaining payments to be received beginning January

1997 and in each of the subsequent four years; and (b) royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the agreement, of which a minimum of $10.0 million will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof.

     Effective April 7, 1996, the Company entered into an agreement with NFT whereby NFT will provide the Company with up to $2.4 million of non-refundable research and development funding based on actual research and development expenses incurred in connection with new and enhanced Backup-UNET software products, RLM Software Products Group, and the Open Media Products Group. The funding payments will be received in essentially four equal quarterly installments of approximately $0.6 million each, the first of which will be received within ten days of submission by the Company of a statement setting forth the amount and description of the applicable research and development expenses incurred during the first quarter of fiscal 1997, the remaining installments within ten days of submission of a statement of incurred expenses for each of the next three successive quarters.

     Management believes that the Company's working capital, bank lines of credit and cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for the next twelve months; however, in the longer term, the Company may require additional funds to support its working capital requirements including financing of accounts receivable and inventory, or for other purposes, and may seek to raise such funds through public or private equity financing, bank lines of credit or from other sources. No assurance can be given that additional financing will be available or that, if available, will be on terms favorable to the Company.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1 - LEGAL PROCEEDINGS
- --------------------------

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

      In March 1996, the Company agreed to settle with plaintiffs. A Memorandum of Understanding was signed providing for a total settlement amount of $5.5 million, and the Claims Receipt and Policy Release agreement became effective March 29, 1996. The Company's unreimbursed portion of the aggregate settlement was $1.7 million. Preliminary approval for the settlement was granted by the Court on June 3, 1996, and final approval for the settlement was granted by the Court on August 5, 1996.


ITEM 5 - OTHER INFORMATION
- --------------------------

      On August 12, 1996, the Company agreed with NFT Ventures, Inc. ("NFT"), an entity affiliated with the Company's major stockholder and Chairman of the Board, to enter into a joint venture, to be in the form of a limited liability corporation (the "LLC"). The initial business purpose of the LLC will be the design and development of RAID-based data storage systems that will work across multiple operating environments.

      Pursuant to the terms of the agreement, the Company will contribute assets to the LLC valued at approximately $1.3 million in the exchange for a 19% ownership interest. NFT will provide operating capital to the LLC for a period of two years from the effective date of the agreement, up to an aggregate of $6.8 million and will hold an 81% ownership interest.

      The Company will grant the LLC a license to certain intellectual property rights owned or licensed by the Company relating to the products to be developed by the LLC, including a limited, non-exclusive right to market and sell such products. The Company will retain the exclusive right (with the exception of those rights granted to the LLC) to market, sell, distribute, and license such products in exchange for royalty payments to be made to the LLC based on the revenue realized by the Company from the sale or license of the products.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)   Exhibits:

      27 - Financial Data Schedule

(b)   Reports on Form 8-K:

      Registrant filed a report on Form 8-K dated April 8, 1996, regarding the conversion of debt to common stock and changes in senior management of the Company.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of August 1996.

                                       MTI TECHNOLOGY CORPORATION



                                       By: /s/ DALE R. BOYD
                                           ----------------------------------
                                               Dale R. Boyd
                                               Vice President and
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)