Form 10-K/A
period 1996-04-06
MTI TECHNOLOGY CORP
filed 1996-09-12
CIK 901696

                                   FORM 10-K/A

                                AMENDMENT NO. 2

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $25,003,916 on June 21, 1996, based on the closing sale price of such stock on The Nasdaq National Market. The number of shares outstanding of Registrant's Common Stock, $0.001 par value, was 25,514,386 on June 21, 1996.

     The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended April 6, 1996, as set forth in the pages attached hereto: Part II,
Item 8; Part III, Items 10 and 13; and Part IV, Item 14.

                                     PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data listed in Item 14 of Part IV of this report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     Information with respect to the Company's executive officers is set forth in Part I, above, under the caption "Executive Officers of the Registrant."

                                    DIRECTORS


NAME                       AGE             POSITION(S)
- ----                       ---             -----------
*Raymond J. Noorda         72     Chairman of the Board of Directors
 Steven J. Hamerslag       40     Director
*Val Kreidel               41     Director
*David Proctor             56     Director
 Earl Pearlman             53     Nominee, President and Chief Executive Officer

- -------------------

* Member of Audit Committee and Compensation Committee.

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

     Pursuant to an agreement (the "NRE Funding Agreement"), dated as of June 27, 1996, between the Company and NFT Ventures, Inc. ("NFT"), NFT has agreed to fund the non-recoverable direct operating expenses for certain development projects for one year, up to an aggregate of $2.4 million. The development projects consist of the Company's Sterling, Virginia Software Product Development Center, the RLM Software Products Group, and the Open Media Products Group. In return for the development project funding, NFT will receive 40% of the net sales prices of all products arising out of the development projects through April 7, 2000. In addition, the Company has agreed, subject to stockholder approval, to issue NFT a warrant to purchase up to 750,000 shares of Common Stock with an exercise price of $2.25 per share, vesting 25% at each funding date. The aggregate number of shares of Common Stock subject to the warrant will be reduced pro rata, to the extent the maximum funding obligation is not reached. Mr. Noorda is the Chairman of NFT.

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

         NRE Funding Agreement. Pursuant to the NRE Funding Agreement, dated as of June 27, 1996, between the Company and NFT, NFT has agreed to fund the non-recoverable direct operating expenses for certain development projects for one year, up to an aggregate of $2.4 million. The development projects consist of the Company's Sterling, Virginia Software Product Development Center, the RLM Software Products Group, and the Open Media Products Group. In return for the development project funding, NFT will receive 40% of the net sales prices of all products arising out of the development projects through April 7, 2000. In addition, the Company has agreed, subject to stockholder approval, to issue NFT a warrant to purchase up to 750,000 shares of Common Stock with an exercise price of $2.25 per share, vesting 25% at each funding date. See "Proposal Three." The aggregate number of shares of Common Stock subject to the warrant will be reduced pro rata, to the extent the maximum funding obligation is not reached. Ray Noorda, the Company's Chairman and a major stockholder, is the Chairman of NFT.

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

         (3) Exhibits included herewith (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT
NUMBER                              DESCRIPTION
- -------                             -----------

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

 10.42  [Intentionally omitted]

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

 27.1   Financial Data Schedule (9)

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

(5) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending July 1, 1995.

(6) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

(7) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995.

(8) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 6, 1996.

(9) Filed as an Exhibit to Amendment No. 1 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended April 6, 1996.

- ------------------
 *    Management or compensatory plan or arrangement.

(b)   Reports on Form 8-K

      Registrant filed a report on Form 8-K dated March 29, 1996, regarding the settlement of a class action lawsuit.

      Registrant filed a report on Form 8-K dated April 8, 1996, regarding the conversion of debt to common stock and changes in senior management of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of September 1996.

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


     SIGNATURE                                  TITLE                                   DATE
     ---------                                  -----                                   ----
/s/   *                              President and Chief Executive                September 12, 1996
- -------------------------            Officer
   (Earl M. Pearlman)


/s/ Dale R. Boyd                     Vice President, Chief Financial              September 12, 1996
- -------------------------            Officer (Principal Financial and
    (Dale R. Boyd)                   Accounting Officer)


/s/   *                              Chairman of the Board                        September 12, 1996
- -------------------------
   (Raymond J. Noorda)


/s/   *                              Director                                     September 12, 1996
- -------------------------
   (Val Kreidel)


/s/    *                             Director                                     September 12, 1996
- -------------------------
   (David Proctor)


*By: /s/ Dale R. Boyd                Attorney-in-Fact                             September 12, 1996
     --------------------
        (Dale R. Boyd)



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

Consolidated Statements of Stockholders' Equity (Deficiency) for the fiscal years ended April 6, 1996, April 1, 1995, and April 2, 1994...............................  F-5

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

                                            KPMG Peat Marwick LLP



Orange County, California
May 29, 1996

                           MTI TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                            April 6,            April 1,
                                                                              1996                1995
                                                                            --------            --------
                ASSETS
Current assets:
  Cash and cash equivalents                                                 $  4,055            $  5,562
  Accounts receivable, less allowance for
               doubtful accounts and sales returns of
               $5,437 in 1996 and $9,986 in 1995                              21,101              26,769
  Inventories                                                                 21,499              22,420
  Deferred income tax benefit                                                    784                 784
  Prepaid expenses and other receivables                                       3,750               6,171
                                                                            --------            --------
               Total current assets                                           51,189              61,706
Property, plant and equipment, net                                            16,323              15,239
Intangible assets and goodwill, less
               accumulated amortization of $1,880 in
               1996 and $3,218 in 1995                                        15,852              24,754
Other                                                                            659                 752
                                                                            --------            --------
                                                                            $ 84,023            $102,451
                                                                            ========            ========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Short-term borrowings                                                     $ 20,613            $      -
  Current maturities of long-term debt                                         8,297               2,527
  Accounts payable                                                            14,580              16,540
  Accrued liabilities                                                         18,724              13,118
  Deferred income                                                             14,941              11,880
                                                                            --------            --------
               Total current liabilities                                      77,155              44,065
Long-term debt, less current maturities                                        5,966               6,927
Deferred income                                                                  550                 555
Other                                                                            539               1,766
                                                                            --------            --------
               Total liabilities                                              84,210              53,313
                                                                            --------            --------
Stockholders' equity (deficiency):
  Preferred stock, $.001 par value; authorized
    5,000 shares; issued and outstanding, none                                     -                   -
  Common stock, $.001 par value; authorized
    40,000 shares; issued (including treasury
    shares) and outstanding 20,243 and 20,214
    shares in 1996 and 1995, respectively                                         20                  20
  Additional paid-in capital                                                  77,762              77,606
  Accumulated deficit                                                        (73,645)            (24,343)
  Less cost of treasury stock (794 and 859 shares
    in 1996 and 1995, respectively)                                           (2,938)             (3,201)
  Cumulative foreign currency translation
    adjustments                                                               (1,386)               (944)
                                                                            --------            --------
Total stockholders' equity (deficiency)                                         (187)             49,138
Commitments and contingencies
    (notes 6, 9 and 11)
Subsequent events (notes 6, 8, 12, and 16)
                                                                            --------            --------
                                                                            $ 84,023            $102,451
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

(7)     INCOME TAXES

        The components of income (loss) before income taxes are as follows:


                                           FISCAL YEARS ENDED
                                -----------------------------------------
                                 APRIL 6,       APRIL 1,        APRIL 2,
                                   1996           1995            1994
                                 --------       -------         --------
U.S.                             $(44,178)      $(24,125)        $2,448
Foreign                            (4,862)         2,125          1,431
                                 --------       --------         ------
                                 $(49,040)      $(22,000)        $3,879
                                 ========       ========         ======

        Income tax expense (benefit) consists of the following:


                                  CURRENT       DEFERRED         TOTAL
                                  -------       --------         -----
1996:
    Federal                       $    --        $    --        $    --
    State                              --             --             --
    Foreign                           179             --            179
                                  -------        -------        -------
                                  $   179        $    --        $   179
                                  =======        =======        =======
1995:
    Federal                       $(1,862)       $ 5,123        $ 3,261
    State                              --             --             --
    Foreign                           279             --            279
                                  -------        -------        -------
                                  $(1,583)       $ 5,123        $ 3,540
                                  =======        =======        =======
1994:
    Federal                       $    --        $   583        $   583
    State                              --           (152)          (152)
    Foreign                           549             --        $   549
                                  -------        -------        -------
                                  $   549        $   431        $   980
                                  =======        =======        =======

        Reconciliations of the federal statutory tax rate to the effective tax rate are as follows:

                                                                      FISCAL YEARS ENDED
                                                             ------------------------------------
                                                             APRIL 6,      APRIL 1,       APRIL 2,
                                                              1996          1995           1994
                                                             -------       -------        -------
Federal statutory rate                                       (35.0)%       (34.0)%          34.0%
Tax effect of net operating loss
     carryforwards                                              --            --             1.1
Effect of foreign operations                                  (3.1)          4.6             1.6
State taxes, net of federal benefit                             --            --            (4.2)
Change in valuation allowance                                 38.2          44.7           (18.1)
Non-deductible expenses                                        3.2           2.2            10.4
Other                                                         (2.9)         (1.4)            0.5
                                                             -----         -----           -----
                                                               0.4%         16.1%           25.3%
                                                             =====         =====           =====

        Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of the deferred income tax assets and deferred income tax liabilities are as follows:

                                                             1996            1995             1994
                                                             ----            ----             ----
Deferred tax assets:
     Tax operating loss carryforwards                      $ 24,626        $ 10,162        $  9,560
     Tax basis of intangibles assets greater
          than book basis                                     4,904              --              --
     Accrued expenses not deductible for
          tax purposes                                        2,996           3,552           2,926
     Inventory reserves                                       1,715           3,795           1,351
     Book depreciation greater than tax depreciation            758              --              --
     Recognition of income reported on
         different methods for tax purposes
         than for financial reporting                           188             186             406
     Other                                                      140             (17)             --
                                                           --------        --------        --------
                                                             35,327          17,678          14,243

     Less valuation allowance                                34,543          15,828           5,985
                                                           --------        --------        --------
                                                                784           1,850           8,258
                                                           --------        --------        --------
Deferred tax liabilities:
     Tax depreciation greater than book
         depreciation                                            --            (364)         (1,845)
     Book basis of intangible assets
         greater than tax basis                                  --            (702)           (441)
     Other                                                       --              --             (65)
                                                           --------        --------        --------
                                                                 --          (1,066)         (2,351)
                                                           --------        --------        --------
Net deferred tax asset                                     $    784        $    784        $  5,907
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

        A summary of all stock option transactions follows (in thousands, except per share data):

                                            SHARES       OPTION PRICE
                                            ------       ------------
Options outstanding at April 3, 1993        1,966        $ .098- 8.78
Granted                                       458                5.00
Exercised                                    (301)         .098- 5.00
Canceled                                     (224)         .098- 8.78
                                            -----
Options outstanding at April 2, 1994        1,899        $ .098- 5.00
Granted                                     1,011         3.375- 9.00
Exercised                                    (751)         .098- 5.00
Canceled                                     (218)         .475- 5.00
                                            -----
Options outstanding at April 1, 1995        1,941        $ .098- 9.00
Granted                                     2,262         1.75 - 3.00
Exercised                                     (29)         .098- 1.75
Canceled                                     (938)        1.75 - 5.00
                                            -----
Options outstanding at April 6, 1996        3,236        $ .098- 9.00
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

        Future minimum lease payments at April 6, 1996 under all noncancelable operating facility and equipment leases for subsequent fiscal years are as follows:

                     1997                      3,834
                     1998                      3,181
                     1999                      2,484
                     2000                      2,056
                     2001                      1,744
                     Thereafter                3,520
                                             -------
                                             $16,819
                                             =======

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

               Net tangible assets acquired       $ 7,073
               Liabilities assumed                 (8,715)
               Goodwill                             9,656
                                                  -------
                      Purchase price              $ 8,014
                                                  =======


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

         Tangible assets                                       $  100
         Purchased technology licenses                             75
         Goodwill                                               6,111
                                                               ------
              Purchase price                                   $6,286
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

                                                                     SCHEDULE II

                           MTI TECHNOLOGY CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

     FOR THE FISCAL YEARS ENDED APRIL 6, 1996, APRIL 1, 1995, APRIL 2, 1994
                                 (IN THOUSANDS)


                                                                       CHARGED TO                         BALANCE
                                                     BALANCE AT         REVENUE,                            AT
                                                     BEGINNING         COSTS AND                          END OF
         DESCRIPTION                                 OF PERIOD        EXPENSES (1)      DEDUCTIONS        PERIOD
         -----------                                 ---------        ------------      ----------        -------

Year ended April 6, 1996
     Allowance for doubtful accounts
          and sales returns                           $9,986            $(4,395)(2)      $  (154)          $5,437
                                                      ======            =======          =======           ======
     Allowance for inventory
          obsolescence                                $8,613            $ 4,056          $(8,725)          $3,944
                                                      ======            =======          =======           ======

Year ended April 1, 1995
     Allowance for doubtful accounts
          and sales returns                           $2,315            $ 7,770          $   (99)          $9,986
                                                      ======            =======          =======           ======
     Allowance for inventory
          obsolescence                                $2,476            $10,600          $(4,463)          $8,613
                                                      ======            =======          =======           ======

Year ended April 2, 1994
     Allowance for doubtful accounts
          and sales returns                           $1,305            $ 1,093          $   (83)          $2,315
                                                      ======            =======          =======           ======
     Allowance for inventory
          obsolescence                                $1,072            $ 3,457          $(2,053)          $2,476
                                                      ======            =======          =======           ======


(1) The allowance for sales returns is recorded as a charge to revenue, the allowance for doubtful accounts is charged to selling, general and administrative expenses, and the allowance for inventory obsolescence is charged to product cost of revenue.

(2) Includes amounts related to the recognition of receivables whose related revenue was not recognized until fiscal 1996.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION
- -------                     -----------

23.1              Consent of KPMG Peat Marwick LLP.