Form 10-Q
period 1996-10-05
MTI TECHNOLOGY CORP
filed 1996-11-18
CIK 901696

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

      \x\ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended October 5, 1996

                                       OR

      \ \ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from         to

                         Commission file number 0-23418

                           MTI TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                             95-3601802
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification No.)

                            4905 East La Palma Avenue
                            Anaheim, California 92807
               (Address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (714) 970-0300

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---
      The number of shares outstanding of the issuer's common stock, $.001 par value, as of November 11, 1996 was 25,679,164.

                           MTI TECHNOLOGY CORPORATION

                                      INDEX

                                                                    Page
                                                                    ----

PART I.    FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Condensed Consolidated Balance Sheets at October 5,
              1996 and April 6, 1996                                  3

              Condensed Consolidated Statements of Operations for
              the Three and Six Months Ended October 5, 1996 and
              September 30, 1995                                      4

              Condensed Consolidated Statements of Cash Flows for
              the Six Months Ended October 5, 1996 and
              September 30, 1995                                      6

              Notes to Condensed Consolidated Financial Statements    7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     9

PART II.   OTHER INFORMATION

   Item 1.    Legal Proceedings                                      15

   Item 4.    Submission of Matters to a Vote of Security Holders    15

   Item 6.    Exhibits and Reports on Form 8-K                       16

                           MTI TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      OCTOBER 5,        APRIL 6,
                                                                                         1996            1996
                                                                                         ----            ----
        ASSETS

Current assets:
  Cash and cash equivalents                                                            $  4,938        $  4,055
  Accounts receivable, net                                                               23,464          21,101
  Inventories                                                                            13,791          21,499
  Deferred income tax benefit                                                               784             784
  Prepaid expenses and other receivables                                                  4,664           3,750
                                                                                       --------        --------
        Total current assets                                                             47,641          51,189
Property, plant and equipment, net                                                       14,670          16,323
Intangible assets and goodwill, net                                                      14,944          15,852
Other                                                                                       683             659
                                                                                       --------        --------
                                                                                       $ 77,938        $ 84,023
                                                                                       ========        ========
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Short-term borrowings                                                                $ 23,937        $ 20,613
  Current maturities of long-term debt                                                    3,341           8,297
  Accounts payable                                                                       11,266          14,580
  Accrued liabilities                                                                    16,025          18,724
  Deferred income                                                                         9,696          14,941
                                                                                       --------        --------
        Total current liabilities                                                        64,265          77,155
Long-term debt, less current maturities                                                   1,062           5,966
Deferred income                                                                             324             550
Other                                                                                         4             539
                                                                                       --------        --------
        Total liabilities                                                                65,655          84,210
                                                                                       --------        --------
Stockholders' equity (deficiency):
  Preferred stock, $.001 par value; authorized
    5,000 shares; issued and outstanding, none                                               --              --
  Common stock, $.001 par value; authorized
    40,000 shares; issued (including treasury shares)
    and outstanding 26,396 and 20,243 shares at
    October 5 and April 6, 1996, respectively                                                26              20
  Additional paid-in capital                                                             88,388          77,762
  Accumulated deficit                                                                   (71,920)        (73,645)
  Less cost of treasury stock (774 and 794 shares at
    October 5 and April 6, 1996, respectively)                                           (2,863)         (2,938)
  Cumulative foreign currency translation
    adjustments                                                                          (1,348)         (1,386)
                                                                                       --------        --------
Total stockholders' equity (deficiency)                                                  12,283            (187)
                                                                                       --------        --------
                                                                                       $ 77,938        $ 84,023
                                                                                       ========        ========


     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED
                                            OCTOBER 5,     SEPTEMBER 30,
                                              1996            1995
                                              ----            ----
Net product revenue                         $ 28,153       $ 25,729
Service revenue                                8,358          8,617
                                            --------       --------
        Total revenue                         36,511         34,346

Product cost of revenue                       20,004         18,523
Service cost of revenue                        4,910          5,163
                                            --------       --------
        Total cost of revenue                 24,914         23,686

        Gross profit                          11,597         10,660
                                            --------       --------

Operating expenses:

  Selling, general and administrative          8,171          9,967
  Research and development                     2,376          2,969
                                            --------       --------
        Total operating expenses              10,547         12,936

        Operating income (loss)                1,050         (2,276)

Other income (expense), net                      331         (1,111)
                                            --------       --------

Income (loss) before income taxes              1,381         (3,387)
Income tax expense (benefit)                     150             (7)
                                            --------       --------
        Net income (loss)                   $  1,231       $ (3,380)
                                            ========       ========

Income (loss) per common and  common
  equivalent share                          $   0.05       $  (0.17)
                                            ========       ========

Weighted average common and common
  equivalent shares                           26,007         19,380
                                            ========       ========




     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                  SIX MONTHS ENDED
                                            OCTOBER 5,     SEPTEMBER 30,
                                              1996            1995
                                              ----            ----
Net product revenue                         $ 55,757       $ 50,506
Service revenue                               16,931         17,392
                                            --------       --------
        Total revenue                         72,688         67,898

Product cost of revenue                       40,063         36,113
Service cost of revenue                        9,902         10,200
                                            --------       --------
        Total cost of revenue                 49,965         46,313

        Gross profit                          22,723         21,585
                                            --------       --------

Operating expenses:

  Selling, general and administrative         16,749         20,935
  Research and development                     4,667          6,209
                                            --------       --------
        Total operating expenses              21,416         27,144

        Operating income (loss)                1,307         (5,559)

Other income (expense), net                      531         (1,764)
                                            --------       --------

Income (loss) before income taxes              1,838         (7,323)
Income tax expense                               150            315
                                            --------       --------
        Net income (loss)                   $  1,688       $ (7,638)
                                            ========       ========

Income (loss) per common and  common
  equivalent share                          $   0.06       $  (0.39)
                                            ========       ========

Weighted average common and common
  equivalent shares                           26,070         19,366
                                            ========       ========




See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                     OCTOBER 5,     SEPTEMBER 30,
                                                                                        1996            1995
                                                                                        ----            ----
Net cash used in operating activities                                                $   (254)       $(11,385)
                                                                                     --------        --------

Cash flows from investing activities:
        Capital expenditures for property, plant
          and equipment, net                                                           (1,725)         (4,662)
        Disposal of property, plant and equipment                                          --             340
        Acquisition of NPI assets and liabilities, net of cash
         acquired                                                                          --          (2,608)
        Other investment                                                                   --             (43)
                                                                                     --------        --------
        Net cash used in investing activities                                          (1,725)         (6,973)
                                                                                     --------        --------

Cash flows from financing activities:

        Borrowings under notes payable, net of acquisitions                            56,194          69,965
        Borrowings under notes payable to fund acquisition
         of NPI                                                                            --           2,608
        Proceeds from issuance of common stock and
         exercise of options and warrants                                                 267             128
        Repayment of notes payable                                                    (53,380)        (57,503)
                                                                                     --------        --------
        Net cash provided by financing activities                                       3,081          15,198
                                                                                     --------        --------

Effect of exchange rate changes on cash                                                  (219)             47
                                                                                     --------        --------

Net increase (decrease) in cash and cash equivalents                                      883          (3,113)

Cash and cash equivalents at beginning of period                                        4,055           5,562
                                                                                     --------        --------

Cash and cash equivalents at end of period                                           $  4,938        $  2,449
                                                                                     ========        ========

Supplemental disclosures of cash flow information:

        Cash paid during the period for:
          Interest                                                                   $    866        $  2,009
          Income taxes                                                                     22             235




     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 6, 1996. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of October 5, 1996, and the condensed consolidated results of operations and cash flows for the three month and six month periods ended October 5, 1996 and September 30, 1995. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. References to amounts are in thousands, except share and per share data, unless otherwise specified.

2.    Inventories consist of the following:

                                             OCTOBER 5,      APRIL 6,
                                                1996           1996
                                                ----           ----
Raw Materials                                 $ 6,207       $13,090
Work in Process                                   294         2,106
Finished Goods                                  7,290         6,303
                                              -------       -------
                                              $13,791       $21,499


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

4. On July 19, 1995, the Company entered into an agreement (the "Agreement"), whereby it received a loan of approximately $10,000 from NFT Ventures II, LLC ("NFT V2"), an entity affiliated with the Company's major stockholder and Chairman of the Board. Pursuant to the loan agreement, the Company issued a long-term, secured subordinated note ("Note") to NFT V2, which bore annual interest of 10.75% and was repayable in two equal installments, the first installment being due and payable in January 1997, the second in July 1997. Pursuant to the terms of the agreement, the Note was convertible at the lender's option into common stock of the Company 90 days after the date of the agreement at a price per common share equal to the then fair market value of such stock. Proceeds from the loan were being used for working capital purposes.

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

      On April 11, 1996, NFT V2 exercised its right to convert current principal and accrued interest outstanding of $10,113, under the Note, into 5,992,665 common shares of the Company.

5. Effective April 7, 1996, the Company entered into an agreement with NFT Ventures, Inc. ("NFT"), an entity affiliated with the Company's major stockholder and Chairman of the Board, whereby NFT will provide the Company with up to $2,400 of non-refundable research and development funding based on actual research and development expenses incurred in connection with new and enhanced Backup-UNET software products, the RLM software Products Group and the Open Media Products Group. The funding payments will be received in essentially four equal quarterly installments of approximately $600 each, of which the first two payments have been received. The remaining installments will be paid within ten days of submission of a statement of incurred expenses for the next two successive quarters. The consideration NFT received for the funding commitment included: (a) an irrevocable, worldwide, nonexclusive license to develop, market and sell certain defined new or substantially enhanced software products developed by the Company; (b) the right to royalty payments based on the revenue recognized by the Company from sale of the defined software products that are sold within four years of the effective date of the agreement; and, (c) warrants to purchase up to 750,000 shares of the Company's common stock with an exercise price of $2.25 per share. The warrants expire on June 27, 2001.

6. In August 1996, the Company agreed with NFT to enter into a joint venture in the form of a limited liability corporation (the "LLC") at some future date not yet determined. The initial business purpose of the LLC will be the design and development of RAID-based data storage systems that will work across multiple operating environments.

7. Net income (loss) per common and common equivalent share was computed based on the weighted average number of common and common equivalent shares outstanding during the periods presented. The Company has granted certain stock options which have been treated as common stock equivalents in computing both primary and fully diluted income (loss) per share, except in those periods where such inclusion would be antidilutive. The primary and fully dilutive income
(loss) per share computations are approximately the same.

PART 1 - ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         MTI's historic revenues have been achieved through introductions of new or updated products, expansion of the Company's international operations, and through acquisitions. The Company has attempted to increase its focus on expanding its software, systems and service offerings for the Open Systems computing environment and decrease its historic dependence on sales and service from the Digital Equipment Corporation ("DEC") computing environment. Revenue from product sales to the Open Systems marketplace increased from less than 10% for fiscal 1994, to approximately 21% for fiscal 1995, to approximately 43% for fiscal 1996, and to approximately 77% for the second quarter of fiscal 1997.

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

         Effective February 9, 1996, the Company entered into an agreement with EMC Corporation ("EMC"), whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company will receive for these rights includes: (a) $30.0 million to be received in six equal annual installments of $5.0 million, the first of which was received upon closing of the agreement on February 9, 1996, the remaining payments to be received beginning January 1997 and in each of the subsequent four years; and (b) royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the agreement, of which a minimum of $10.0 million will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. In addition, the Company also received an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the aforementioned patents. Pursuant to the terms and conditions of the agreement, this license will terminate in the event of a change of control of the Company involving certain identified acquirers. As part of the agreement, the Company and EMC granted to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the agreement for a period of five years.

         Effective April 7, 1996, the Company entered into an agreement with NFT Ventures, Inc. ("NFT"), an entity affiliated with the Company's major stockholder and Chairman of the Board, whereby NFT will provide the Company with up to $2.4 million of non-refundable research and development funding based on actual research and development expenses incurred in connection with new and enhanced Backup-UNET software products, the RLM Software Products Group and the Open Media Products Group. The funding payments will be received in essentially four equal quarterly installments of approximately $600 each, of which the first two payments have been received. The remaining installments will be paid within ten days of submission of a statement of incurred expenses for the next two successive quarters. The consideration NFT received for the funding commitment included: (a) an irrevocable, worldwide, nonexclusive license to develop, market and sell certain defined new or substantially enhanced software products developed by the Company; (b) the right to royalty payments based on the revenue recognized by the Company from sale of the defined software products that are sold within four years of the effective date of the agreement; and, (c) warrants to purchase up to 750,000 shares of the Company's common stock with an exercise price of $2.25 per share. The warrants expire on June 27, 2001.

      The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue in the future. These fluctuations have been and may continue to be caused by a number of factors, including competitive pricing pressures, the timing of customer orders (a large majority of which have historically been placed in the last month of each quarter), the introduction of new versions of the Company's products, and the timing of sales and marketing and research and development expenditures. Future operating results may fluctuate as a result of these and other factors, including, but not limited to, the Company's ability to continue to develop innovative products, the introduction of new products by the Company's competitors, decreases in gross profit margin for mature products, the ability to obtain certain key components used in the manufacture of the Company's products, and the ability to retain and attract key personnel. There can be no assurance that the Company will be profitable on a quarter-to-quarter or annual basis.

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

      The non-historical information in this Form 10-Q includes forward-looking statements which involve risks and uncertainties. The actual results for the Company may differ materially from those described in any forward-looking statement. Factors that might cause such a difference include, but are not limited to, those discussed in this Form 10-Q. Additional information on potential factors that could affect the Company's financial results are included in the Company's Annual Report on Form 10-K for the year ended April 6, 1996.

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

                                   FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                   --------------------------  ------------------------

                                   OCTOBER 5,   SEPTEMBER 30,  OCTOBER 5,  SEPTEMBER 30,
                                      1996          1995          1996        1995
                                      ----          ----          ----        ----

Net product revenue                   77.1%        74.9%         76.7%        74.4%
Service revenue                       22.9         25.1          23.3         25.6
                                     -----        -----         -----        -----
     Total revenue                   100.0        100.0         100.0        100.0

Product gross profit                  28.9         28.0          28.1         28.5
Service gross profit                  41.3         40.1          41.5         41.4
                                     -----        -----         -----        -----
     Gross profit                     31.8         31.0          31.3         31.8

Selling, general and
     administrative expenses          22.4         29.0          23.1         30.8
Research and development               6.5          8.6           6.4          9.2
                                     -----        -----         -----        -----
     Operating income (loss)           2.9         (6.6)          1.8         (8.2)

Other income (expense), net            0.9         (3.2)          0.7         (2.6)
Income tax expense                     0.4         --             0.2          0.5
                                     -----        -----         -----        -----
     Net income (loss)                 3.4%        (9.8)%         2.3%       (11.3)%
                                     =====        =====         =====        =====

Net Product Revenue: Net product revenue increased $2.4 million, or 9.4% over the same quarter of the prior year. This increase was primarily due to increased revenue of $2.2 million from optical/tape products, primarily the mid-range 1500 series of automated DLT tape libraries. In addition, software revenue and server revenue both increased $0.3 million over the same period of the prior year. These increases were partially offset by decreased sales of $0.4 million to Boeing Information Services, Inc. relating to Boeing's RCAS contract with the federal government. The RCAS program has ended.

Net product revenue increased $5.3 million, or 10.4% for the first six months of fiscal 1997 as compared to the same period of the prior year. This increase was primarily due to increased revenue of $4.9 million from optical/tape products, primarily the mid-range 1500 series of automated DLT tape libraries. In addition, software revenue and server revenue increased $0.9 million and $0.7 million, respectively, over the same period of the prior year. These increases were partially offset by decreased sales of $1.2 million to Boeing Information Services, Inc. relating to Boeing's RCAS contract with the federal government.

Service Revenue: Service revenue decreased $0.3 million, or 3.0% from the same quarter of the prior year. Service revenue decreased $0.5 million, or 2.7% for the first six months of fiscal 1997 from the comparable period of the prior year. These decreases are primarily due to fewer post-warranty service contracts sold as a result of lower product revenues from the DEC market from the same period of the prior year.

Product Gross Profit: Product gross profit was $8.1 million for the second quarter of fiscal 1997, an increase of $0.9 million, or 13.1% over the same quarter of the preceding year, and the gross profit percentage of net product sales was 28.9% for the second quarter of fiscal 1997 as compared to 28.0% for the same period of the prior year. The increase in the gross profit percentage was primarily due to the inclusion of $0.5 million of royalty revenue related to the February 1996 sale of substantially all of the Company's existing patents, patent applications and rights thereof to EMC Corporation ("EMC"), partially offset by the higher mix of Open Systems product revenues, which carry a lower margin percentage.

Product gross profit was $15.7 million for the first six months of fiscal 1997, an increase of $1.3 million, or 9.0% over the same quarter of the preceding year, and the gross profit percentage of net product sales was 28.1% for the first six months of fiscal 1997 as compared to 28.5% for the same period of the prior year. The decrease in the gross profit percentage was primarily due the higher mix of Open Systems product revenue, which carry a lower margin percentage, partially offset by the inclusion of $1.0 million of royalty revenue related to the February 1996 sale of substantially all of the Company's existing patents, patent applications and rights thereof to EMC.

Service Gross Profit: Service gross profit was $3.4 million for the second quarter of fiscal 1997, a decrease of $0.1 million from the same period of the previous year. The gross profit percentage of service revenue increased to 41.3% in the first quarter of fiscal 1997 over 40.1% in the same quarter of the preceding year. The increase in the gross profit percentage was primarily a result of a reduction in the service cost infrastructure partially offset by a corresponding decrease in service revenues.

Service gross profit was $7.0 million for the first six months of fiscal 1997, a decrease of $0.2 million, or 2.3% from the first quarter of the prior year. The gross profit percentage of service revenue increased to 41.5% in the first six months of fiscal 1997 over 41.4% in the comparable period of the preceding year.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the second quarter of fiscal 1997 decreased $1.8 million, or 18.0% from the same quarter of the preceding year. This decrease was primarily due to reduced payroll and related expenses of approximately $1.0 million as a result of restructuring actions begun in the fourth quarter of fiscal 1996 and completed in the first quarter of fiscal 1997, decreased goodwill amortization of $0.5 million due to the write-off of goodwill in the fourth quarter of fiscal 1996, and reductions in other expense categories of $0.3 million.

For the first six months of fiscal 1997, selling, general and administrative expenses decreased $4.2 million, or 20.0% from the comparable period of the prior year. This decrease was primarily due to reduced payroll and related expenses of approximately $1.8 million as a result of restructuring actions begun in the fourth quarter of fiscal 1996 and completed in the first quarter of fiscal 1997, decreased goodwill amortization of $1.0 million due to the write-off of goodwill in the fourth quarter of fiscal 1996, decreased travel expenses of $0.3 million due to restructuring actions noted above, decreased legal expense of $0.2 million, primarily as a result of the settlement of shareholder litigation, and reductions in other expense categories of $0.9 million.

Research and Development Expenses: Research and development expenses for the second quarter of fiscal 1997 decreased $0.6 million, or 20.0% from the same quarter of the preceding year. This decrease was primarily due to non-refundable research and development funding from NFT.

Research and development expenses for the first six months of fiscal 1997 decreased $1.5 million, or 24.8% from the comparable period of the preceding year. This decrease was primarily due to reduced payroll and related expenses of approximately $0.8 million as a result of restructuring actions begun in the fourth quarter of fiscal 1996 and completed in the first quarter of fiscal 1997, and non-refundable research and development funding from NFT of $0.9 million, partially offset by reductions in other expense categories of $0.2 million.

Other Income (Expense), Net: Other income, net, for the second quarter of fiscal 1997 increased $1.4 million, or 129.8% over the same period of the prior year. This increase was primarily due to $1.2 million of income recognized on the sale of substantially all of the Company's existing patents, patent applications and rights thereof to EMC in February 1996, and decreased interest expense of $0.2 primarily due to the reduction of long-term debt.

Other income, net, for the first six months of fiscal 1997 increased $2.3 million, or 130.1% over the comparable period of the previous year. This increase was primarily due to income recognized on the sale of substantially all of the Company's existing patents, patent applications and rights thereof to EMC in February 1996.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents were $4.9 million at October 5, 1996, an increase of $0.9 million as compared to April 6, 1996, the prior fiscal year end. Net operating activities used $0.3 million during the first six months of fiscal 1997, primarily due to an increase in accounts receivable of $2.4 million as a result of increased revenues and a decrease in accounts payable and accrued liabilities of $6.0 million primarily due to reduced trade purchases, partially offset by decreased inventories of $7.7 million. Cash provided by financing activities was $3.1 million, primarily as a result of increased bank line borrowings.

      The Company's average days outstanding were 59 days at the end of the second quarter of fiscal 1997, as compared to 75 days at the end of the same quarter of fiscal 1996.

      Stockholders' equity at the end of the second quarter of fiscal 1997 was $12.3 million as compared to $(0.2) million at the end of fiscal 1996. The increase was primarily due to the conversion on April 11, 1996, of $10.1 million of outstanding debt principal and accrued interest into approximately 6.0 million shares of common stock pursuant to the terms and conditions of a loan agreement between the Company and the lender, an entity affiliated with the Company's major stockholder and Chairman of the Board.

      On March 31, 1995, the Company entered in to an agreement whereby the Company had available asset secured bank lines of credit of up to $20.0 million, limited by the value of the pledged collateral which consists of the Company's accounts receivable and inventories. In May 1996, the agreement was amended to increase the line of credit to $30.0 million as a result of a collateralized guarantee made to the bank by an affiliate of NFT, an entity affiliated with the Company's major stockholder and Chairman of the Board. At October 5, 1996, borrowings outstanding under this agreement were $23.9 million. At November 11, 1996, the outstanding balance under this line was approximately $24.3 million. The bank line of credit contains certain restrictive covenants. At October 5, 1996, the Company was in compliance with all such covenants.

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

      Effective April 7, 1996, the Company entered into an agreement with NFT whereby NFT will provide the Company with up to $2.4 million of non-refundable research and development funding based on actual research and development expenses incurred in connection with new and enhanced Backup-UNET software products, RLM Software Products Group, and the Open Media Products Group. The funding payments will be received in essentially four equal quarterly installments of approximately $0.6 million, of which the first two payments have been received. The remaining installments will be paid within ten days of submission of a statement of incurred expenses for the next two successive quarters.

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

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of the stockholders of the Company was held on October 3, 1996. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

Nominee                                In Favor                   Withheld
-------                                --------                   --------
Val Kreidel                            24,068,092                 26,934
Earl Pearlman                          24,067,392                 27,634


Raymond J. Noorda, Steven J. Hamerslag and David Proctor remain members of the Board of Directors.

The stockholders of the Company voted in favor of the ratification of selection of KPMG Peat Marwick LLP as the Company's independent public accountants for fiscal year 1997. The number of shares voted for ratification was 21,669,807. The number of shares abstaining was 2,400,192. The number of shares voted against ratification was 25,027.

The stockholders of the Company voted in favor of the issuance of warrants to purchase 750,000 shares of the Company's common stock at an exercise price of $2.25 per share as part of an agreement entered into with NFT Ventures. Inc. The number of shares voted for approval of the issuance of the warrants was 18,871,170. The number of shares voted against approval of the issuance of the warrants was 61,504. The number of shares abstaining was 53,367.

The stockholders of the Company voted in favor of the issuance of warrants to purchase 500,000 shares of the Company's common stock as consideration for a $10.0 million loan guaranty provided to the Company by NFT. The number of shares voted for approval of the issuance of the warrants was 5,794,859. The number of shares voted against approval of the issuance of the warrants was 1,856,638. The number of shares abstaining was 51,567.

The stockholders of the Company voted in favor of the 1996 Stock Incentive Plan. The number of shares voted for approval of the 1996 Stock Incentive Plan was 17,547,553. The number of shares voted against approval of the 1996 Stock Incentive Plan was 1,263,717. The number of shares abstaining was 165,416.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      10.46     1996 Stock Incentive Plan

      10.47 Amendment No. 2 to Stock Purchase Agreement and Senior Promissory Notes dated as of October 3, 1996 between Earl M. Pearlman, William E. Decker, the William E. Decker Trust and Registrant.

      27        Financial Data Schedule

(b)   Reports on Form 8-K:

      Registrant filed a report on Form 8-K dated August 30, 1996, regarding the commencement of the trading of the Company's common stock on the Nasdaq SmallCap Market.

                                         SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November 1996.

                                    MTI TECHNOLOGY CORPORATION

                                    By:     /s/ Dale R. Boyd

                                            Dale R. Boyd
                                            Vice President and Chief Financial
                                            Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                  EXHIBIT INDEX

Exhibit Number                  Description                       Page
--------------                  -----------                       ----

      10.46            1996 Stock Incentive Plan                   19

      10.47            Amendment No. 2 to Stock Purchase
                       Agreement and Senior Promissory
                       Notes dated as of October 3, 1996
                       between Earl M. Pearlman, William
                       E. Decker, the William E. Decker
                       Trust and the Registrant                    32

      27               Financial Data Schedule                     36