Form 10-Q
period 1997-01-04
MTI TECHNOLOGY CORP
filed 1997-02-14
CIK 901696

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended January 4, 1997


                                       OR


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________

                     Commission file number    0-23418
                                             -----------



                           MTI TECHNOLOGY CORPORATION
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            95-3601802
-------------------------------                            -------------------
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

      The number of shares outstanding of the issuer's common stock, $.001 par value, as of February 10, 1997 was 25,741,014.

                           MTI TECHNOLOGY CORPORATION


                                     INDEX

                                                                                                  Page
                                                                                                  ----
PART I.    FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets as of January 4, 1997
                     and April 6, 1996                                                              3

                     Condensed Consolidated Statements of Operations for
                     the Three Months Ended January 4, 1997 and
                     December 30, 1995                                                              4

                     Condensed Consolidated Statements of Operations for
                     the Nine Months Ended January 4, 1997 and
                     December 30, 1995                                                              5

                     Condensed Consolidated Statements of Cash Flows for
                     the Nine Months Ended January 4, 1997 and
                     December 30, 1995                                                              6

                     Notes to Condensed Consolidated Financial Statements                           7

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                            9

PART II.   OTHER INFORMATION

           Item 6.   Exhibits and Reports on Form 8-K                                              15

                           MTI TECHNOLOGY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                     JANUARY 4,         APRIL 6,
                                                                        1997              1996
                                                                     ----------         --------
       ASSETS
Current assets:
  Cash and cash equivalents                                           $  4,359          $  4,055
  Accounts receivable, net                                              29,215            21,101
  Inventories                                                           14,162            21,499
  Deferred income tax benefit                                              784               784
  Prepaid expenses and other receivables                                 5,095             3,750
                                                                      --------          --------
       Total current assets                                             53,615            51,189
Property, plant and equipment, net                                      13,610            16,323
Intangible assets and goodwill, net                                     14,532            15,852
Other                                                                      503               659
                                                                      --------          --------
                                                                      $ 82,260          $ 84,023
                                                                      ========          ========



       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Short-term borrowings                                               $ 27,666          $ 20,613
  Current maturities of long-term debt                                   3,127             8,297
  Accounts payable                                                      11,445            14,580
  Accrued liabilities                                                   16,631            18,724
  Deferred income                                                        7,376            14,941
                                                                      --------          --------
       Total current liabilities                                        66,245            77,155
Long-term debt, less current maturities                                  1,025             5,966
Deferred income                                                            235               550
Other                                                                       26               539
                                                                      --------          --------
       Total liabilities                                                67,531            84,210
                                                                      --------          --------
Stockholders' equity (deficiency):
  Preferred stock, $.001 par value; authorized
    5,000 shares; issued and outstanding, none                               -                 -
  Common stock, $.001 par value; authorized
    40,000 shares; issued (including treasury
    shares) and outstanding 26,498 and 20,243
    shares at January 4, 1997 and April 6, 1996, respectively               26                20
  Additional paid-in capital                                            88,671            77,762
  Accumulated deficit                                                  (70,227)          (73,645)
  Less cost of treasury stock (774 and 794 shares at
   January 4, 1997 and April 6, 1996, respectively)                     (2,863)           (2,938)
 Cumulative foreign currency translation adjustments                      (878)           (1,386)
                                                                      --------          --------
Total stockholders' equity (deficiency)                                 14,729              (187)
                                                                      --------          --------
                                                                      $ 82,260          $ 84,023
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

                           MTI TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                     THREE MONTHS ENDED
                                                               -----------------------------
                                                               JANUARY 4,       DECEMBER 30,
                                                                  1997              1995
                                                               ----------       ------------
Net product revenue                                              $30,695           $26,351
Service revenue                                                    8,213             8,726
                                                                 -------           -------
       Total revenue                                              38,908            35,077

Product cost of revenue                                           21,095            18,738
Service cost of revenue                                            5,155             5,077
                                                                 -------           -------
       Total cost of revenue                                      26,250            23,815

       Gross profit                                               12,658            11,262
                                                                 -------           -------

Operating expenses:
  Selling, general and administrative                              8,572            10,488
  Research and development                                         2,426             2,903
                                                                 -------           -------
       Total operating expenses                                   10,998            13,391

       Operating income (loss)                                     1,660            (2,129)

Other income (expense), net                                          257              (908)
                                                                 -------           -------

Income (loss) before income taxes                                  1,917            (3,037)
Income tax expense                                                   150               201
                                                                 -------           -------
       Net income (loss)                                         $ 1,767           $(3,238)
                                                                 =======           =======

Income (loss) per common and common
  equivalent share                                               $  0.07           $ (0.17)
                                                                 =======           =======

Weighted average common and common
  equivalent shares                                               26,770            19,428
                                                                 =======           =======



     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                           NINE MONTHS ENDED
                                                     -----------------------------
                                                     JANUARY 4,       DECEMBER 30,
                                                        1997              1995
                                                     ----------       ------------
Net product revenue                                   $ 86,452          $ 76,856
Service revenue                                         25,144            26,118
                                                      --------          --------
       Total revenue                                   111,596           102,974

Product cost of revenue                                 61,158            54,851
Service cost of revenue                                 15,057            15,276
                                                      --------          --------
       Total cost of revenue                            76,215            70,127

       Gross profit                                     35,381            32,847
                                                      --------          --------

Operating expenses:
  Selling, general and administrative                   25,321            31,423
  Research and development                               7,093             9,112
                                                      --------          --------
       Total operating expenses                         32,414            40,535

       Operating income (loss)                           2,967            (7,688)

Other income (expense), net                                788            (2,671)
                                                      --------          --------

Income (loss) before income taxes                        3,755           (10,359)
Income tax expense                                         300               516
                                                      --------          --------
       Net income (loss)                              $  3,455          $(10,875)
                                                      ========          ========

Income (loss) per common and common
  equivalent share                                    $   0.13          $  (0.56)
                                                      ========          ========

Weighted average common and common
  equivalent shares                                     26,451            19,387
                                                      ========          ========



     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                        -----------------------------
                                                                        JANUARY 4,       DECEMBER 30,
                                                                           1997              1995
                                                                        ----------       ------------
Net cash used in operating activities                                    $ (3,666)         $(11,386)
                                                                         --------          --------

Cash flows from investing activities:
       Capital expenditures for property, plant
         and equipment, net                                                (2,467)           (6,812)
       Disposal of property, plant and equipment                                -               340
       Acquisition of NPI assets and liabilities, net of cash
         acquired                                                               -            (2,608)
       Other investment                                                         -               (82)
                                                                         --------          --------
       Net cash used in investing activities                               (2,467)           (9,162)
                                                                         --------          --------

Cash flows from financing activities:
       Borrowings under notes payable, net of acquisitions                 86,399            96,589
       Borrowings under notes payable to fund acquisition
         of NPI                                                                 -             2,608
       Proceeds from issuance of common stock and
         exercise of options and warrants                                     448               134
       Repayment of notes payable                                         (80,107)          (81,616)
                                                                         --------          --------
       Net cash provided by financing activities                            6,740            17,715
                                                                         --------          --------

Effect of exchange rate changes on cash                                      (303)                4
                                                                         --------          --------

Net increase (decrease) in cash and cash equivalents                          304            (2,829)

Cash and cash equivalents at beginning of period                            4,055             5,562
                                                                         --------          --------

Cash and cash equivalents at end of period                               $  4,359          $  2,733
                                                                         ========          ========

Supplemental disclosures of cash flow information:
       Cash paid during the period for:
         Interest                                                        $  1,619          $  3,067
         Income taxes                                                          36               422




     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 6, 1996. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of January 4, 1997, and the condensed consolidated results of operations for the three month and nine month periods ended January 4, 1997 and December 30, 1995, and the condensed consolidated cash flows for the nine month periods ended January 4, 1997 and December 30, 1995. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. References to amounts are in thousands, except share and per share data, unless otherwise specified.

2.    Inventories consist of the following:

                               JANUARY 4,     APRIL 6,
                                  1997          1996
                               ----------     --------
     Raw Materials              $ 6,189       $13,090
     Work in Process              1,195         2,106
     Finished Goods               6,778         6,303
                                -------       -------
                                $14,162       $21,499
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

4. On July 19, 1995, the Company entered into an agreement (the "Agreement"), whereby it received a loan of approximately $10,000 from NFT Ventures II, LLC ("NFT V2"), an entity affiliated with the Company's major stockholder and Chairman of the Board. Pursuant to the Agreement, the Company issued a long-term, secured subordinated note ("Note") to NFT V2, which bore annual interest of 10.75% and was repayable in two equal installments, the first installment being due and payable in January 1997, the second in July 1997. Pursuant to the terms of the Agreement, the Note was convertible at the lender's option into common stock of the Company 90 days after the date of the Agreement at a price per common share equal to the then fair market value of such stock. Proceeds from the loan were being used for working capital purposes.

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

5. Effective April 7, 1996, the Company entered into an agreement with NFT Ventures, Inc. ("NFT"), an entity affiliated with the Company's major stockholder and Chairman of the Board, whereby NFT agreed to provide the Company with up to $2,400 of non-refundable research and development funding based on actual research and development expenses incurred in connection with new and enhanced Backup-UNET software products, the RLM Software Products Group and the Open Media Products Group. The Company has received $1,178 under this agreement and has submitted a statement of incurred expenses to receive an additional $450. The Company does not anticipate any additional funding under this agreement. The consideration NFT received for the funding commitment included: (a) an irrevocable, worldwide, nonexclusive license to develop, market and sell certain defined new or substantially enhanced software products developed by the Company; (b) the right to royalty payments based on the revenue recognized by the Company from sale of the defined software products that are sold within four years of the effective date of the agreement; and (c) warrants to purchase up to 750,000 shares of the Company's common stock with an exercise price of $2.25 per share. The warrants expire on June 27, 2001.
Based on the total of $1,628 of NRE funding received or to be received, warrants to purchase up to 508,824 shares of the Company's common stock has been or will be issued.

6. In August 1996, the Company agreed with NFT to enter into a joint venture in the form of a limited liability corporation (the "LLC") at some future date to be determined. The initial business purpose of the LLC was proposed to be the design and development of RAID-based data storage systems that work across multiple operating environments. On January 16, 1997, the Company and NFT mutually agreed to forgo entering into the joint venture, and the agreement was terminated.

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

PART 1 - ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         MTI's historic revenues have been achieved through introductions of new or updated products, expansion of the Company's international operations, and through acquisitions. The Company has attempted to increase its focus on expanding its software, systems and service offerings for the Open Systems computing environment and decrease its historic dependence on sales and service from the Digital Equipment Corporation ("DEC") computing environment. Revenue from product sales to the Open Systems marketplace increased from less than 10% for fiscal 1994, to approximately 21% for fiscal 1995, to approximately 43% for fiscal 1996, and to approximately 74% for the third quarter of fiscal 1997.

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

         Effective April 2, 1995, the Company acquired National Peripherals, Inc. ("NPI"), a privately-held provider of cross-platform RAID based storage solutions for the Open Systems computing environment. Consideration paid in the NPI acquisition included: (a) payments of $2.6 million in cash to NPI and its stockholders, (b) promissory notes in the aggregate amount of $2.0 million bearing 6% interest per annum and payable in two equal annual installments beginning April 1996, (c) guaranteed earnout payments in the aggregate amount of $3.0 million and payable in three equal annual installments beginning in April 1996, and (d) acquisition costs of $0.4 million. In addition, the acquisition agreement provides for contingent payments of up to $1.0 million payable in April 1998 based on certain performance criteria. Subsequent to the close of the third quarter, fiscal 1997, the Board of Directors approved the payout of the contingent $1.0 million payment during the fourth quarter, fiscal 1997. The accelerated timing of the payment was based on the over-achievement of the performance criteria as set forth in the amended NPI stock purchase agreement. As a result of the NPI acquisition, MTI increased its presence in the Open Systems marketplace by adding approximately 18 salespeople at the time of acquisition who were exclusively focused on Open Systems sales opportunities.

         The Raxco and NPI acquisitions are part of the Company's strategy to expand its product lines and increase revenue from the non-DEC marketplace, and to heighten emphasis on the Company's software product development efforts.

         Effective February 9, 1996, the Company entered into an agreement with EMC Corporation ("EMC"), whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company will receive for these rights includes: (a) $30.0 million to be received in six equal annual installments of $5.0 million, the first of which was received upon closing of the agreement on February 9, 1996. The second payment was received in January 1997, and the remaining payments are to be received beginning January 1998 and in each of the subsequent three years; and (b) royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the agreement, of which a minimum of $10.0 million will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. In addition, the Company also received an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the patents. Pursuant to the terms and conditions of the agreement, this license will terminate in the event of a change of control of the Company involving certain identified acquirers. As part of the agreement, the Company and EMC granted to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the agreement for a period of five years.

     Effective April 7, 1996, the Company entered into an agreement with NFT Ventures, Inc. ("NFT"), an entity affiliated with the Company's major stockholder and Chairman of the Board, whereby NFT agreed to provide the Company with up to $2.4 million of non-refundable research and development funding based on actual research and development expenses incurred in connection with new and enhanced Backup-UNET software products, the RLM Software Products Group and the Open Media Products Group. The Company has received $1.2 million under this agreement and has submitted a statement of incurred expenses to receive an additional $0.4 million. The Company does not anticipate any additional funding under this agreement. The consideration NFT received for the funding commitment included: (a) an irrevocable, worldwide, nonexclusive license to develop, market and sell certain defined new or substantially enhanced software products developed by the Company; (b) the right to royalty payments based on the revenue recognized by the Company from sale of the defined software products that are sold within four years of the effective date of the agreement; and (c) warrants to purchase up to 750,000 shares of the Company's common stock with an exercise price of $2.25 per share. The warrants expire on June 27, 2001. Based on the total of $1.6 million of NRE funding received or to be received, warrants to purchase up to 508,824 shares of the Company's common stock has been or will be issued.

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


RESULTS OF OPERATIONS

      The following table sets forth selected items from the Condensed Consolidated Statements of Operations as a percentage of net revenues for the periods indicated, except for product gross profit and service gross profit, which are expressed as a percentage of the related revenue. This information should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein:

                                      FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                    -------------------------------       -------------------------
                                    JANUARY 4,         DECEMBER 30,       JANUARY 4,   DECEMBER 30,
                                       1997                1995              1997          1995
                                    ----------         ------------       ----------   ------------
Net product revenue                    78.9%               75.1%             77.5%          74.6%
Service revenue                        21.1                24.9              22.5           25.4
                                      -----               -----             -----          -----
     Total revenue                    100.0               100.0             100.0          100.0

Product gross profit                   31.3                28.9              29.3           28.6
Service gross profit                   37.2                41.8              40.1           41.5
                                      -----               -----             -----          -----
     Gross profit                      32.5                32.1              31.7           31.9

Selling, general and
     administrative                    22.1                29.9              22.6           30.5
Research and development                6.2                 8.3               6.4            8.9
                                      -----               -----             -----          -----
     Operating income (loss)            4.2                (6.1)              2.7           (7.5)

Other income (expense), net             0.7                (2.6)              0.7           (2.6)
Income tax expense                      0.4                 0.5               0.3            0.5
                                      -----               -----             -----          -----
     Net income (loss)                  4.5%               (9.2)%             3.1%         (10.6)%
                                      =====               =====             =====          =====


Net Product Revenue: Net product revenue increased $4.3 million, or 16.5% over the same quarter of the prior year. This increase was primarily due to increased revenue of $3.0 million from optical/tape products, primarily the mid-range 1500 series of automated DLT tape libraries, and increased server revenue of $1.9 million over the same period of the prior year. These increases were partially offset by a $0.1 million decrease in software revenue and a $0.5 million decrease in sales to Boeing Information Services, Inc. relating to Boeing's RCAS contract with the federal government. The RCAS program has ended.

Net product revenue increased $9.6 million, or 12.5% for the first nine months of fiscal 1997 as compared to the same period of the prior year. This increase was primarily due to increased revenue of $7.9 million from optical/tape products, primarily the mid-range 1500 series of automated DLT tape libraries. In addition, software revenue and server revenue increased $0.8 million and $2.6 million, respectively, over the same period of the prior year. These increases were partially offset by decreased sales of $1.7 million to Boeing Information Services, Inc. relating to Boeing's RCAS contract with the federal government.

Service Revenue: Service revenue decreased $0.5 million, or 5.9% from the same quarter of the prior year. Service revenue decreased $1.0 million, or 3.7% for the first nine months of fiscal 1997 from the comparable period of the prior year. These decreases are primarily due to fewer post-warranty service contracts sold as a result of lower product revenues from the DEC market from the same periods of the prior year.

Product Gross Profit: Product gross profit was $9.6 million for the third quarter of fiscal 1997, an increase of $2.0 million, or 26.1% over the same quarter of the preceding year, and the gross profit percentage of net product sales was 31.3% for the third quarter of fiscal 1997 as compared to 28.9% for the same period of the prior year. The increase in the gross profit percentage was primarily due to the inclusion of $0.5 million of royalty revenue related to the February 1996 sale of substantially all of the Company's existing patents, patent applications and rights thereof to EMC Corporation ("EMC").

Product gross profit was $25.3 million for the first nine months of fiscal 1997, an increase of $3.3 million, or 14.9% over the same quarter of the preceding year, and the gross profit percentage of net product sales was 29.3% for the first nine months of fiscal 1997 as compared to 28.6% for the same period of the prior year. The increase in the gross profit percentage was primarily due to inclusion of $1.5 million of royalty revenue related to the February 1996 sale to EMC of substantially all of the Company's existing patents, patent applications and rights thereof, partially offset by the higher mix of Open Systems product revenues, which carry a lower margin percentage.

Service Gross Profit: Service gross profit was $3.1 million for the third quarter of fiscal 1997, a decrease of $0.6 million from the same period of the previous year. The gross profit percentage of service revenue decreased to 37.2% in the third quarter of fiscal 1997 down from 41.8% in the same quarter of the preceding year. The decrease in the gross profit percentage was primarily a result of reduced service revenue supported by substantially the same cost structure.

Service gross profit was $10.1 million for the first nine months of fiscal 1997, a decrease of $0.8 million, or 7.0% from the comparable period of the prior year. The gross profit percentage of service revenue decreased to 40.1% in the first nine months of fiscal 1997 down from 41.5% in the comparable period of the preceding year. The decrease in the gross profit percentage was primarily a result of reduced service revenue supported by substantially the same cost structure.

Selling, General and Administrative: Selling, general and administrative expenses for the third quarter of fiscal 1997 decreased $1.9 million, or 18.3% from the same quarter of the preceding year. This decrease was primarily due to reduced payroll and related expenses of approximately $0.6 million as a result of restructuring actions begun in the fourth quarter of fiscal 1996 and completed in the first quarter of fiscal 1997, decreased goodwill amortization of $0.6 million due to the write-off of goodwill in the fourth quarter of fiscal 1996, decreased supplies and services of approximately $0.2 million primarily due to restructuring actions noted above, and reductions in other expense categories of $0.5 million.

For the first nine months of fiscal 1997, selling, general and administrative expenses decreased $6.1 million, or 19.4% from the comparable period of the prior year. This decrease was primarily due to reduced payroll and related expenses of approximately $2.4 million as a result of restructuring actions begun in the fourth quarter of fiscal 1996 and completed in the first quarter of fiscal 1997, decreased goodwill amortization of $1.4 million due to the write-off of goodwill in the fourth quarter of fiscal 1996, decreased depreciation expense of $0.7 million due to the write-off of certain assets in the fourth quarter of fiscal 1996, decreased travel expenses, supplies and services of $0.6 million due to restructuring actions noted above, decreased legal expense of $0.3 million, primarily as a result of the settlement of shareholder litigation, and reductions in other expense categories of $0.7 million.

Research and Development: Research and development expenses for the third quarter of fiscal 1997 decreased $0.5 million, or 16.4% from the same quarter of the preceding year. This decrease was primarily due reduced payroll and related expenses of approximately $0.2 million as a result of restructuring actions begun in the fourth quarter of fiscal 1996 and completed in the first quarter of fiscal 1997, and non- refundable research and development funding from NFT of $0.3 million.

Research and development expenses for the first nine months of fiscal 1997 decreased $2.0 million, or 22.2% from the comparable period of the preceding year. This decrease was primarily due to reduced payroll and related expenses of approximately $1.0 million as a result of restructuring actions begun in the fourth quarter of fiscal 1996 and completed in the first quarter of fiscal 1997, and non-refundable research and development funding from NFT of $1.2 million, partially offset by increases in other expense categories of $0.2 million.

Other Income (Expense), Net: Other income, net, for the third quarter of fiscal 1997 increased $1.2 million, or 128.3% over the same period of the prior year. Other income, net, for the first nine months of fiscal 1997 increased $3.5 million, or 129.5% over the comparable period of the previous year. These increases were primarily due to income recognized on the sale of substantially all of the Company's existing patents, patent applications and rights thereof to EMC in February 1996.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $4.4 million at January 4, 1997, an increase of $0.3 million as compared to April 6, 1996, the prior fiscal year end. Net operating activities used $3.7 million during the first nine months of fiscal 1997, primarily due to an increase in accounts receivable of $8.1 million, primarily as a result of increased revenues, and a decrease in accounts payable and accrued liabilities of $5.2 million, primarily due to reduced trade purchases. This was partially offset by decreased inventories of $7.3 million and net income of $3.5 million. Cash provided by financing activities was $6.7 million, primarily resulting from increased bank line borrowings.

     The Company's average days outstanding were 69 days at the end of the third quarter of fiscal 1997, as compared to 88 days at the end of the same quarter of fiscal 1996.

     Stockholders' equity at the end of the third quarter of fiscal 1997 was $14.7 million as compared to $(0.2) million at the end of fiscal 1996. The increase was primarily due to the conversion on April 11, 1996, of $10.1 million of outstanding debt principal and accrued interest into approximately
6.0 million shares of common stock pursuant to the terms and conditions of a loan agreement between the Company and the lender, an entity affiliated with the Company's major stockholder and Chairman of the Board, and net income of $3.5 million.

     On March 31, 1995, the Company entered in to an agreement whereby the Company had available asset secured bank lines of credit of up to $20.0 million, limited by the value of the pledged collateral which consists of the Company's accounts receivable and inventories. In May 1996, the agreement was amended to increase the line of credit to $30.0 million as a result of a collateralized guarantee made to the bank by an affiliate of NFT, an entity affiliated with the Company's major stockholder and Chairman of the Board. At January 4, 1997, borrowings outstanding under this agreement were $27.7 million. At February 10, 1997, the outstanding balance under this line was approximately $23.4 million. The bank line of credit contains certain restrictive covenants. At January 4, 1997, the Company was in compliance with all such covenants.

     Effective February 9, 1996, the Company entered into an agreement with EMC, whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company will receive for these rights include: (a) $30.0 million to be received in six equal annual installments of $5.0 million each, the first of which was received upon closing of the agreement on February 9, 1996. The second payment was received in January 1997, and the remaining payments are to be received beginning January 1998 and in each of the subsequent three years; and (b) royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the agreement, of which a minimum of $10.0 million will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof.

     Effective April 7, 1996, the Company entered into an agreement with NFT whereby NFT agreed to provide the Company with up to $2.4 million of non-refundable research and development funding based on actual research and development expenses incurred in connection with new and enhanced Backup-UNET software products, RLM Software Products Group, and the Open Media Products Group. The Company has received $1.2 million under this agreement and has submitted a statement of incurred expenses to receive an additional $0.4 million. The Company does not anticipate any additional funding under this agreement.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      27       Financial Data Schedule


(b)   Reports on Form 8-K:

      None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of February, 1997.

                                            MTI TECHNOLOGY CORPORATION



                                            By:     /s/ DALE R. BOYD
                                                ------------------------------
                                                        Dale R. Boyd
                                                    Vice President and
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number        Description                               Page
--------------        -----------                               ----
     27               Financial Data Schedule                    18