Form 10-K
period 1997-04-05
MTI TECHNOLOGY CORP
filed 1997-07-07
CIK 901696

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended April 5, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


                         Commission file number 0-23418

                           MTI TECHNOLOGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                              95-3601802
     -------------------------------                -------------------
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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was $51,040,266 on June 23, 1997, based on the closing sale price of such stock on The Nasdaq SmallCap Market. The number of shares outstanding of Registrant's Common Stock, $0.001 par value, was 25,839,885 on June 23, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                  Document                                Form 10-K
                  --------                                ---------
        Proxy Statement for 1997                             III
        Annual Meeting of Stockholders
        to be held on September 25, 1997

                                     PART I

ITEM 1.  BUSINESS:

INTRODUCTION

         MTI Technology Corporation (the "Registrant") was incorporated in California in March 1981 and reincorporated in Delaware in October 1992. Unless the context indicates otherwise, the "Company" and "MTI" each refer to the Registrant and its consolidated subsidiaries.

         All references to years refer to the Company's fiscal years ended April 3, 1993, April 2, 1994, April 1, 1995, April 6, 1996 and April 5, 1997, as
applicable unless the calendar year is specified. References to dollar amounts are in thousands, except share and per share data and amounts in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise specified.

      The non-historical information in this Form 10-K includes forward-looking statements which involve risks and uncertainties. The actual results for the Company may differ materially from those described in any forward-looking statement. Factors that might cause such a difference include, but are not limited to, those discussed throughout this Form 10-K.

OVERVIEW

         MTI Technology Corporation is a worldwide provider of high-performance data storage solutions for the Open Systems and Digital markets. MTI designs, manufactures, sells and services a fully integrated hierarchy of data storage solutions including solid state disk systems, fault tolerant RAID 5 disk arrays, tape libraries and storage management software. The Company's integrated solutions are compatible with most Open System computing platforms, including those of Sun Microsystems, Hewlett Packard ("HP"), Silicon Graphics, IBM, Digital Equipment ("DEC") and Compaq Computer. The Company's cross-platform capability allows its customers to implement a standardized storage and data management solution across heterogeneous (multi-vendor) computing environments, thus simplifying the management of their on and off-line data. The typical MTI customer operates a data center, where rapid, uninterrupted access to on-line information is critical to the customer's business operations. Historically, this information was centrally managed and maintained. Today many of these customers are in the process of migrating to a distributed client/server computing environment with its application software spread over multiple, cross-platform systems. MTI provides data storage and management solutions that help customers shift from proprietary, single source computing solutions to distributed multi-vendor client/server based computing.

         The Company's customers represent a cross section of industries and governmental agencies and range from Fortune 500 companies to small businesses. No one customer accounted for more than 10 percent of total revenue during fiscal years 1997, 1996 and 1995. During fiscal year 1997, approximately 76% of the Company's net product revenue was derived from the sale of products that operate in the Open Systems environment, as compared to 43% and 21% for fiscal years 1996 and 1995, respectively. This material increase reflects the Company's commitment to its strategy of expanding the revenue contribution from sales to the Open Systems data storage market.

SIGNIFICANT BUSINESS DEVELOPMENTS

NFT VENTURES, INC. SOFTWARE NRE AGREEMENT

         Effective April 7, 1996, the Company entered into an agreement with NFT Ventures, Inc. ("NFT"), an entity affiliated with the Company's major stockholder and Chairman of the Board, whereby NFT agreed to provide the Company with up to $2,400 of non-refundable research and development funding based on actual research and development expenses incurred in connection with new and enhanced Backup-UNET software products, the RLM Software Products Group and the Open Media Products Group. The Company has received $1,628 under this agreement and does not anticipate any additional funding under this agreement. The consideration NFT received for the funding commitment included: (a) an irrevocable, worldwide, nonexclusive license to develop, market and sell certain defined new or substantially enhanced software products developed by the Company; (b) the right to royalty payments based on the revenue recognized by the Company from sale of the defined software products that are sold within four years of the effective date of the agreement; and (c) warrants to purchase up to 750,000 shares of the Company's common stock with an exercise price of $2.25 per share. The warrants expire on June 27, 2001. Based on the total of $1,628 of NRE funding received, warrants to purchase up to 508,824 shares of the Company's common stock have been issued.

SALE OF PATENTS

         Effective February 9, 1996, the Company entered into an agreement with EMC Corporation ("EMC"), whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company will receive for these rights includes: (a) $30,000 to be received in six equal annual installments of $5,000 each, the first of which was received upon closing of the agreement on February 9, 1996, the remaining payments to be received beginning January 1997 and in each of the subsequent four years; and (b) royalty payments in the aggregate of up to a maximum of $30,000 over the term of the agreement, of which a minimum of $10,000 will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. In addition, the Company also received an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the aforementioned patents. Pursuant to the terms and conditions of the agreement, this license will terminate in the event of a change of control of the Company involving certain identified acquirers. As part of the agreement, the Company and EMC granted to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the agreement for a period of five years. See Note 11 of Notes to Consolidated Financial Statements.

NATIONAL PERIPHERALS, INC. ACQUISITION

         Effective April 2, 1995, the Company acquired all the outstanding stock of National Peripherals, Inc. ("NPI"), a privately held provider of cross-platform RAID-based storage solutions for the Open Systems computing environment. Consideration paid in the NPI acquisition included: (a) payments of $2,608 in cash to NPI and its stockholders, (b) promissory notes in the aggregate amount of $2,000 bearing 6% interest per annum and payable in two equal annual installments beginning April 1996, (c) guaranteed earnout payments in the aggregate amount of $3,000 and payable in three equal annual installments beginning in April 1996, and (d) acquisition costs of $406. In addition, the acquisition agreement provided for contingent payments of up to $1,000 payable in April 1998 based on certain performance criteria. The Board of Directors approved the payment of the contingent $1,000 payment during the fourth quarter of fiscal year 1997. The accelerated timing of the payment was based on the over-achievement of the performance criteria as set forth in the amended NPI stock purchase agreement. As a result of the NPI acquisition, MTI increased its presence in the Open Systems marketplace by adding approximately 18 salespeople at the time of acquisition who were exclusively focused on Open Systems sales opportunities. With the inclusion of NPI's sales, approximately 43% of the Company's net product revenue for fiscal year 1996 was derived from the Open Systems market. See Note 11 of Notes to Consolidated Financial Statements.

RAXCO, INC. ASSET ACQUISITION

         In January 1995, the Company acquired certain assets of Raxco, Inc. ("Raxco"), including intellectual properties and source code rights of the UNIX and Open VMS storage management software product lines of Raxco. Additionally, as part of the acquisition, the Company acquired software development and technical support teams located domestically and in the United Kingdom. The Company also acquired access to the existing Raxco storage management software and maintenance contract customer base.

         Under the terms of the acquisition, Raxco received (a) $1,000 in cash,
(b) promissory notes in the aggregate amount of $2,500, bearing 8.5% interest and payable in ten quarterly installments beginning March 31, 1995 and (c) the assumption of certain liabilities in the amount of $1,903, consisting primarily of deferred maintenance contracts. In addition, as part of the consideration paid, the Company issued warrants to purchase 250,000 shares of the Company's common stock with an exercise price of $6.00 per share. The warrants will expire on December 31, 1999.

         The Raxco and NPI acquisitions were part of the Company's strategy to expand its product lines and increase revenue from the non-DEC marketplace. See
Note 11 of Notes to Consolidated Financial Statements.

SYSTEM INDUSTRIES ACQUISITION

         Effective December 17, 1993, the Company purchased substantially all of the assets and assumed certain liabilities of System Industries pursuant to a sale under the United States Bankruptcy Code (the "System Industries Acquisition"). System Industries was a supplier of storage management solutions encompassing data storage and systems software to Open Systems environments, UNIX systems and DEC computing environments.

         Under the acquisition agreement, System Industries received (a) $4,100 in cash, (b) a note in the amount of $4,000 bearing interest at the rate of 6% per annum and payable quarterly over ten quarters, and (c) 491,710 shares of common stock valued at $7.06 per share. Pursuant to the terms of this note, the Company repaid $2,000 of principal in June 1994 upon completion of the Company's initial public offering.

         As a result of the System Industries Acquisition, the Company acquired intangible assets, consisting of maintenance service contracts, access to a significant installed customer base, proprietary UNIX software and a subcontracting relationship with Boeing Information Services, Inc., a subsidiary of The Boeing Company for its contract with the U.S. Army Information System Selection and Acquisition Agency relating to the Reserve Component Automation System ("RCAS").

         During fiscal year 1997, the Company recognized no revenue related to the Boeing RCAS contract. In fiscal year 1996, revenue relating to Boeing's RCAS contract constituted approximately 2% and 1% of total net product revenue and total revenue, respectively. In fiscal year 1995, revenue related to the RCAS contract constituted approximately 13% and 9% of total net product revenue and total revenue, respectively. The primary reason for the decrease was the discontinuation of that program segment of the RCAS contract under which the Company sold product to Boeing Information Services.

PRODUCTS

         The Company strives to meet its customers' storage management needs by combining its products into a comprehensive, flexible storage solution. The Company's goal is to enable customers to purchase a single, integrated storage system, rather than multiple components requiring integration by the customer. The Company's products include RAID arrays, high performance storage servers, disk and tape library systems, solid state disk database accelerators, and data management software consisting of distributed network backup recovery, HSM and media management products.

RAID ARRAYS

         RAID storage systems provide increased protection and access to data. The Company's RAID array products, which include its 9300, 9500 and 9200 series systems, its recently announced Gladiator 3200, 3100 and 6200 series systems, and its StorageWare RAID products, are utilized primarily within the Sun, HP, Silicon Graphics, IBM, DEC and Intel computing platforms.

HIGH PERFORMANCE STORAGE SERVERS

         MTI storage servers are special purpose computers that incorporate the Company's proprietary imbedded RAID, fault tolerant and caching software in order to manage the recording of data on, and retrieval of data from, a wide variety of storage peripherals. The Company's high performance StingRay storage servers are utilized primarily within the DEC computing platform.

TAPE LIBRARY SYSTEMS

         Tape library systems provide a lower cost, slower access method of recording and retrieving large amounts of data, in comparison to magnetic disk systems. Tape libraries are typically used for recording a secondary backup copy of the data, thus providing extra data protection. The Company's tape library systems are utilized primarily within the Sun, HP, Silicon Graphics, IBM, DEC and Intel computing platforms.

APPLICATION SOFTWARE PRODUCTS

         The Company's data management application software has been specifically developed and is employed for the direct support and management of stored data and data storage devices. Certain of the Company's application software products are set forth in the table below:

                                                                PRIMARY
                                                                COMPUTING
PRODUCT                    FUNCTION                             PLATFORM
-------                    --------                             --------
Oasis Robotic Library      Provides automated backup and        DEC, HP, Sun,
Manager                    restoration of data in a             IBM, Intel
                           network environment

Backup.UNET                Provides client/server backup        HP, Sun, Silicon Graphics,
                           for cross-platform network           IBM, DEC, Intel
                           environments

Oasis Net Backup           Performs network backup and          DEC, Sun, IBM,
                           provides recovery capability         HP, Intel
                           utilizing the client/server model

Tape Control               Automates and manages data           DEC
                           backup and retrieval

Autostor                   Migrates and archives expired        DEC
                           data to multiple hierarchies
                           automatically or upon user
                           discretion

OPEN  SYSTEMS COMPUTING PRODUCTS

         The Company's Open Systems computing solutions allow its products to be attached to and migrated between most SunOS, Sun Solaris, HP-UNIX, IBM-AIX, Novell Netware and Windows NT servers and workstations. Additionally, the Open Systems computing environment is a key element of the Company's strategy for providing a migration path between these open platforms and other proprietary platforms, including DEC's VMS. The Company's Open Systems computing products are utilized primarily within the Sun, HP, IBM, DEC, Silicon Graphics and Intel computing platforms.

SALES AND MARKETING

         In the United States, the Company sells its products directly to end users through its field sales organization and indirectly through selected distributors. The Company's domestic sales organization consists of approximately 87 persons located in 17 sales offices in 14 states. This sales organization is supported by technical field support personnel consisting of approximately 11 systems consultants who provide consulting services and have experience in the management of complex data and implementing distributed client server systems.

         The Company markets its products internationally through its 32 person field sales organization with 5 offices located in Germany, France, United Kingdom and Ireland, and indirectly through independent distributors. International sales represented 27%, 27% and 39% of the Company's total revenue in fiscal years 1997, 1996 and 1995, respectively. International sales continue to represent a significant portion of the Company's total revenue. These sales activities are subject to the normal risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuating exchange rates, tariffs and other barriers, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Other risks inherent in the Company's international business include longer payment cycles, greater difficulties in accounts receivable collection and the burdens of complying with a wide variety of foreign laws. Most of the sales made by the Company in international markets are priced in the applicable local currency and are subject to currency exchange fluctuations. The Company may enter into foreign currency exchange contracts in an attempt to minimize foreign currency exposure. International sales are subject to the risk of compliance with laws of various countries and the risk of import/export restrictions and tariff regulations. The Company has not experienced any difficulty in obtaining export licenses from the United States Department of Commerce for international sales.

ORDER BACKLOG

         The Company generally ships products within 30 days after receipt of a purchase order. Historically, MTI has had relatively little backlog at any given time and does not consider backlog to be a significant or important measure of sales for any future period, and as a result, net product revenue in any quarter is dependent on orders booked and products shipped during that quarter.

CUSTOMER SERVICE AND SUPPORT

         The quality and reliability of the Company's products and the ongoing support of these products are important elements of the Company's business. The Company provides direct service for all of its products through an approximately 165 person service organization located in more than 40 service locations in the United States and Europe.

         The Company currently offers a variety of customer services that include system and software maintenance, consulting services, storage management integration and training. The Company offers on-site service response within four hours, 24 hours a day, seven days per week.

         The Company provides its customers with a warranty against defects in the Company's systems and software products for one year and 90 days, respectively. Approximately 75% of the Company's customers have historically entered into maintenance contracts with the Company for services during the second year of product ownership. Customer service revenue represented approximately 22%, 26% and 28% of the Company's total revenue in fiscal years 1997, 1996 and 1995, respectively.

PRODUCT DEVELOPMENT

         The computer industry is characterized by rapid technological change and is highly competitive with respect to product innovation and introduction.

         To develop the many different technologies that support MTI's product development strategy, the Company has assembled several engineering teams with complementary expertise consisting of approximately 67 persons as of June 1, 1997. During fiscal years 1997, 1996 and 1995, the Company's research and development spending was approximately $10,100, $14,400 and $12,800, respectively.

         Effective April 7, 1996, the Company entered into an agreement with NFT Ventures, Inc. ("NFT"), an entity affiliated with the Company's major stockholder and Chairman of the Board, whereby NFT agreed to provide the Company with up to $2,400 of non-refundable research and development funding based on actual research and development expenses incurred in connection with new and enhanced Backup-UNET software products, the RLM Software Products Group and the Open Media Products Group. The Company has received $1,628 under this agreement and does not anticipate any additional funding under this agreement.

         The Company has three separate primary product development centers: one is located at its corporate headquarters in Anaheim, California, a second, the RAID Technology Center is located in Sunnyvale, California and a third in Westmont, Illinois.

MANUFACTURING

         The Company's manufacturing operations are primarily located at its Anaheim facility, with an additional facility located in Dublin, Ireland, which was acquired in connection with the Systems Industries Acquisition. During fiscal year 1997, the Ireland facility continued the process of developing its operating infrastructure and production capacity, and currently manufactures over 90% of certain high-end product lines sold by the Company in Europe. During fiscal year 1995, the Company consolidated its two satellite facilities in Sunnyvale and Milpitas, and relocated all domestic manufacturing operations to its main Anaheim facility. Manufacturing operations consist primarily of final systems integration and reliability testing, and rely principally on outside production companies for the fabrication and assembly of circuit boards. These outside production companies contract with the Company to produce and assemble products in accordance with the Company's specifications. This "turnkey" approach to product manufacturing reduces the Company's capital and employee requirements and allows it to adopt manufacturing technologies as they emerge.

         The principal components used in the Company's products include circuit boards, drives and chassis. The Company procures all of its parts from outside suppliers and has established manufacturing relationships with a number of key suppliers, primarily of disk drives, tape and tape library systems. The Company generally utilizes parts and components available from multiple vendors. However, components critical to the current design of the Company's 9000 and 3000 series of products, a RAID controller board manufactured by Mylex Corporation, is available to the Company only from this source. The Company also uses a proprietary power supply in its StorageWare product line which is manufactured by Modular Devices, Inc., the Company's sole source for this component. To date, the Company has been able to obtain supplies of these parts and believes that adequate quantities are available to meet its needs. Disruptions in supply or material increases in the cost of these components would have an adverse effect on the Company's operations.

COMPETITION

         The market for the Company's products is extremely competitive. The Company has a number of competitors in various markets, including EMC Corporation, HP, Sun, IBM, Silicon Graphics, Compaq and DEC, each of which has substantially greater name recognition, engineering, manufacturing and marketing capabilities, and greater financial and personnel resources than the Company. The Company expects to experience increased competition from established and emerging computer storage hardware and management software companies, particularly DEC, HP, Sun, IBM, Silicon Graphics, Compaq and EMC Corporation.

         In addition, increased competitive pressure could lead to intensified price-based competition, which could have a material adverse effect on the Company's results of operations. There also has been, and may continue to be, a willingness on the part of certain large competitors to reduce prices in order to preserve or gain market share, which cannot be foreseen by the Company. The Company believes that pricing pressures are likely to continue as competitors develop more competitive product offerings.

         The principal elements of competition in the Company's markets include rapid introduction of new technology, product quality and reliability, price and performance characteristics, service and support, and responsiveness to customers. The Company believes that, in general, it competes favorably with respect to these factors. However, there can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's results of operations.

PROPRIETARY RIGHTS

         The Company relies on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements and technical measures to protect its proprietary rights in its products. Although the Company continues to take appropriate measures to protect its proprietary rights, there can be no assurance that these measures will be successful. In addition, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as the laws of the United States.

         Effective February 9, 1996, the Company entered into an agreement with EMC whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications, and rights thereof. The Company has an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the aforementioned patents. Pursuant to the terms and conditions of the agreement, this license will terminate in the event of a change of control of the Company involving certain identified acquirers. As part of the agreement, the Company and EMC grant to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the agreement for a period of five years.

         Although the Company often seeks patents on its products, the Company believes that patents are of less significance in its industry than such factors as innovative skills and technical expertise, frequency of product enhancements and timeliness and quality of support services provided by the Company.

         Although the Company believes that its products and trade designations do not infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future. If such a claim is made, the Company will evaluate the claim as it relates to its products and, if appropriate, may seek a license to use the protected technology. There can be no assurance that the Company would be able to obtain a license to use such technology or that such a license could be obtained on terms that would not have a material adverse effect on the Company. If the Company or its suppliers are unable to license protected technology, the Company could be prohibited from incorporating or marketing products incorporating that technology. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against it. Should the Company's products be found to infringe protected technology, the Company could be required to pay damages to the infringed party or be enjoined from manufacturing and selling such products.

EMPLOYEES

         As of June 1, 1997, the Company had approximately 511 full-time employees worldwide, including 289 in marketing, sales and service support, 95 in manufacturing and quality assurance, 67 in engineering and research and development and 60 in general administration and finance.

         None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY:

         The Company's corporate offices, including marketing, sales and support, manufacturing, research and development, and general administration and finance functions, are located in Anaheim, California, in a leased facility consisting of approximately 131,000 square feet. These premises are occupied under a lease agreement that expires in January 2003. The Company also has a 21,700 square foot facility located in Sunnyvale under a lease agreement that expires in July 1998. The Company has an 11,000 square foot facility in Dublin, Ireland where it performs assembly and testing on a limited number of products, with the lease expiring in 2016. In addition, the Company has a 14,300 square foot facility in Westmont, Illinois, used for sales and sales technical support under a lease expiring in June 1999. The Company believes that its existing facilities are adequate to meet its requirements for at least the next twelve months.

         The Company also leases approximately 23 sales and support offices located in the U.S. and Europe.

ITEM 3.  LEGAL PROCEEDINGS:

         During July 1994, the Company and certain directors and officers were served with four purported stockholder class-action lawsuits alleging certain improprieties surrounding the April 1994 initial public offering and subsequent decrease in the Company's stock price. Subsequently, these four actions were consolidated into a single case (In re MTI Technology Securities Litigation) in
                                 -----
the United States District Court, Central District of California. This litigation was a class action complaint for alleged violation of the federal securities laws. Plaintiffs sought compensatory damages and other relief as permitted by applicable law. The claims related to the Company's initial public offering in April 1994 and the Company's announcements for financial results for the quarter ended July 2, 1994.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth the names and ages of all executive officers of the Registrant as of June 23, 1997. A summary of the background and experience of each of these individuals is set forth below.

NAME                         AGE     POSITION(S)
----                         ---     -----------

Earl M. Pearlman             53      President and Chief Executive Officer

Dale R. Boyd                 39      Vice President,  Chief Financial Officer

John M. Hiett                50      Senior Vice President, Customer Service

Thomas P. Raimondi           39      Senior Vice President, General Manager

Gary M. Scott                41      Senior Vice President, European
                                     Operations

Venki Venkataraman           48      Vice President, Operations

Frank H. Yoshino             35      Treasurer

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

          Dale R. Boyd has been the Chief Financial Officer of the Company since April 1996. Mr. Boyd joined the Company in February 1995 as Corporate Controller, and was elected as Chief Accounting Officer the same month. Prior to joining the Company, Mr. Boyd was Corporate Controller of Emulex Corporation, a manufacturer of software and hardware-based networking products, from May 1992 to January 1995. Prior to this time, from June 1991 to May 1992, Mr. Boyd was Manager of Business Development at Toshiba America, a manufacturer of computer and imaging products. From November 1988 until June 1991, Mr. Boyd was Director of Financial Operations of Ashton-Tate, a supplier of business applications software products.

          John M. Hiett has been Senior Vice President, Customer Service, of the Company since January 1994. From October 1992 to December 1993, Mr. Hiett served as Senior Vice President, Operations. Mr. Hiett joined the Company in 1990 as Director of Customer Service and was promoted to Vice President, Customer Service, in July 1991. Prior to that time, Mr. Hiett served as Service Manager for Sun MicroSystems from 1989 to 1990, and Operations Director for Wang Labs from 1983 until 1989.

         Thomas P. Raimondi has been Senior Vice President and General Manager of the Company since May 1996. Mr. Raimondi had been Vice President, Strategic Planning, Product Marketing, and Director of Marketing of the Company since 1987. Prior to joining the Company, Mr. Raimondi served as Sales Manager for System Industries, Inc. for seven years.

         Gary M. Scott has been Senior Vice President, European Operations, of the Company since October 1992. Mr. Scott had been Vice President, European Operations, for the Company starting in 1988. Prior to joining MTI, Mr. Scott served as General Manager of the German subsidiary of System Industries, Inc.

          Venki Venkataraman joined the Company in April 1996 as Vice President, Operations. Prior to joining the Company, Mr. Venkataraman served in several capacities for The Foxboro Company, a division of Siebe PLC, from 1988 to 1996. His most recent position with Foxboro was as Manager of Product Development for the systems products division, a post he held for two years.

         Frank H. Yoshino has been Treasurer of the Company since July 1996. Prior to joining the Company, Mr. Yoshino was Treasury Director of Emulex Corporation from March 1992 to July 1996. Prior to this time, Mr. Yoshino served as Senior Financial Analyst for Ashton-Tate.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS:

PRINCIPAL MARKET AND PRICES

         The Company's common stock commenced trading on The Nasdaq National Market under the symbol "MTIC" on April 7, 1994. Effective September 3, 1996, the Company's common stock began trading on The Nasdaq SmallCap Market and ceased trading on The Nasdaq National Market. The following table sets forth the range of high and low sales prices per share of common stock of the Company for each quarterly period as reported on The Nasdaq National Market and the Nasdaq SmallCap Market for the periods indicated. The price of MTI's common stock at the close of business on June 23, 1997 was $4.3125.

                                                 Sales Prices
                                                 ------------
Fiscal Year 1996                             High               Low
----------------                             ----               ---
First Quarter                               $3.3750            $1.6250
Second Quarter                               4.6250             2.6875
Third Quarter                                3.1250             1.3750
Fourth Quarter                               3.6250             1.6250

Fiscal Year 1997

First Quarter                                3.2500             1.4375
Second Quarter                               2.6250             1.6875
Third Quarter                                3.7500             1.9375
Fourth Quarter                               4.5000             3.2500

The Company's stock price, like that of other technology companies, is subject to significant volatility. The announcement of new products, services or technological innovations by the Company or its competitors, quarterly variations in the Company's results of operations, changes in revenue or earnings estimates by the investment community are among the factors affecting the Company's stock price. In addition, the stock price may be affected by general market conditions and domestic and international economic factors unrelated to the Company's performance. Because of these reasons, recent trends should not be considered reliable indicators of future stock prices or financial results.

NUMBER OF COMMON STOCKHOLDERS

         The approximate number of record holders of common stock of the Company as of June 23, 1997 was 288.

DIVIDENDS

         MTI has never declared or paid dividends. The Company presently intends to retain earnings for use in its business and, therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, the terms of the Company's bank line of credit prohibits the declaration or payment of any cash dividends by the Company.

ITEM 6. SELECTED FINANCIAL DATA:

                                                                      FISCAL YEAR ENDED
                                                                      -----------------
                                           APRIL 5,     APRIL 6,           APRIL 1,         APRIL 2,       APRIL 3,
                                             1997         1996               1995             1994           1993
                                             ----         ----               ----             ----           ----
SELECTED STATEMENT OF OPERATIONS DATA:
Net product revenue                        $120,359     $  97,682         $  91,140         $  95,401      $  97,034
Service revenue                              33,368        34,232            36,177            28,067         18,644
                                           --------     ---------         ---------         ---------      ---------
   Total revenue                            153,727       131,914           127,317           123,468        115,678

Product gross profit                         36,752        23,625(1)         19,058(6)         38,778         37,276
Service gross profit                         13,172        12,070(2)         12,587(7)         10,969          8,529
                                           --------     ---------         ---------         ---------      ---------
   Gross profit                              49,924        35,695            31,645            49,747         45,805

Operating expenses:
   Selling, general and administrative       34,936        65,715(3)         39,812(8)         33,256         35,614
   Research and development                  10,103        14,384            12,825(9)         11,451          9,012
   Non-recurring charges                         --            --                --                --         10,124(10)
                                           --------     ---------         ---------         ---------      ---------
   Total operating expenses                  45,039        80,099(4)         52,637            44,707         54,750
                                           --------     ---------         ---------         ---------      ---------

   Operating income (loss)                    4,885       (44,404)          (20,992)            5,040         (8,945)

Other income (expense), net                   1,483        (4,636)(5)        (1,008)           (1,161)        (1,667)

Income tax expense (benefit)                    664           179             3,540               980         (4,936)
                                           --------     ---------         ---------         ---------      ---------

   Net income (loss)                       $  5,704     $ (49,219)        $ (25,540)        $   2,899      $  (5,676)
                                           ========     =========         =========         =========      =========

Income (loss) per share                    $   0.21     $   (2.54)        $   (1.34)        $    0.18      $   (0.45)
                                           ========     =========         =========         =========      =========

Weighted average common and
   common equivalent shares                  26,723        19,400            19,029            15,925         12,572

                                           APRIL 5,     APRIL 6,          APRIL 1,          APRIL 2,       APRIL 3,
                                             1997         1996              1995              1994           1993
                                           --------     ---------         ---------         ---------      ---------
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents                  $  3,487     $   4,055         $   5,562         $   3,976      $   3,353
Working capital (deficit)                   (12,267)      (25,966)           17,641             4,955         16,064
Total assets                                 83,592        84,023           102,451           110,354         78,537
Long-term debt, less current
   maturities                                     6         5,966             6,927             1,231            254
Total stockholders' equity (deficiency)      16,377          (187)           49,138            40,195         33,690

Notes:

 (1) Reflects a charge of $2,056 to increase excess and obsolete reserves on certain slower-moving or obsolete product inventories that support the DEC market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 (2) Reflects a charge of $504 to write-down to estimated net realizable value certain field service spares inventories that support the DEC market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 (3) Reflects a charge of $16,591 to write-down goodwill and a $2,088 charge for settlement of a shareholder lawsuit and related legal costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

 (4) Reflects a charge of $1,777 for restructuring and severance costs, a charge of $655 to write-off certain idle fixed assets and a charge of $1,855 for sales and use tax liability. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

 (5) Reflects a charge of $1,450 for interest and penalties related to sales and use tax liability. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

 (6) Reflects a charge of $7,209 to write-down slower-moving product inventories associated with a discontinued product line, and to reserve against increased obsolescence of certain inventories that support the DEC market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 (7) Reflects a charge of $3,297 to write-down to estimated net realizable value certain field service spares inventories that support the DEC market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 (8) Reflects a charge of $1,355 to write-down certain idle fixed assets and goodwill. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 of Notes to Consolidated Financial Statements.

 (9) Reflects a charge of $564 to write-down certain idle fixed assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(10) Reflects a non-recurring charge for the cessation of the Company's network management software product and the settlement of outstanding litigation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

         MTI's historic revenues have been achieved through introductions of new or updated products, expansion of the Company's international operations, and through acquisitions. The Company has attempted to increase its focus on expanding its product and service offerings for the Open Systems computing environment and decrease its historic dependence on sales and service from Digital Equipment Corporation ("DEC") computing environment. Product revenue from the Open Systems marketplace (as compared to DEC) increased from approximately 21% for fiscal year 1995, to approximately 76% for fiscal year 1997, reflecting the Company's commitment to its strategy of expanding the revenue contribution from sales to the Open Systems data storage market.

         Effective April 2, 1995, the Company acquired National Peripherals, Inc. ("NPI"), a privately-held provider of cross-platform RAID based storage solutions for the Open Systems computing environment. Consideration paid in the NPI acquisition included: (a) payments of $2.6 million in cash to NPI and its stockholders, (b) promissory notes in the aggregate amount of $2.0 million bearing 6% interest per annum and payable in two equal annual installments beginning April 1996, (c) guaranteed earnout payments in the aggregate amount of $3.0 million and payable in three equal annual installments beginning in April 1996, and (d) acquisition costs of $0.4 million. In addition, the acquisition agreement provides for contingent payments of up to $1.0 million payable in April 1998 based on certain performance criteria. The Board of Directors approved the payment of the contingent $1.0 million payment during the fourth quarter of fiscal year 1997. The accelerated timing of the payment was based on the over-achievement of the performance criteria as set forth in the amended NPI stock purchase agreement. As a result of the NPI acquisition, MTI increased its presence in the Open Systems marketplace by adding approximately 18 salespeople at the time of acquisition who were exclusively focused on Open Systems sales opportunities.

         In January 1995, the Company acquired certain assets, including intellectual properties and source code rights, of the UNIX and Open VMS storage management software product lines of Raxco, Inc. ("Raxco"). The purchase price of the acquired assets consisted of $1.0 million in cash, notes in the amount of $2.5 million, assumption of $1.9 million of certain liabilities, primarily deferred service maintenance contracts, and the issuance of warrants to purchase 250,000 shares of the Company's common stock at a price of $6.00 per share. The warrants will expire on December 31, 1999. As part of the transaction the Company also acquired software development and technical support teams located domestically and in the United Kingdom. In addition, the Company acquired access to the existing Raxco storage management software customer base. In connection with the acquisition, the Company recorded an accrual of $0.8 million to reflect the anticipated costs related to the closure of excess facilities in the United Kingdom and the estimated costs to satisfy certain preexisting product development obligations. In the fourth quarter of fiscal year 1996, the Company recorded an additional $0.3 million associated with the Company's satisfaction of the preexisting product development obligations. The Company recorded goodwill in the amount of approximately $6.1 million which is being amortized on a straight-line basis over ten years, and will result in quarterly and annual operating charges of $0.2 million and $0.6 million, respectively.

         The NPI and Raxco acquisitions are part of the Company's strategy to expand its product lines and increase revenue from the non-DEC marketplace. See
Note 11 of Notes to Consolidated Financial Statements.

         Effective April 7, 1996, the Company entered into an agreement NFT, an entity affiliated with the Company's major stockholder and Chairman of the Board, whereby NFT agreed to provide the Company with up to $2.4 million of non-refundable research and development funding based on actual research and development expenses incurred in connection with new and enhanced Backup-UNET software products, the RLM Software Products Group and the Open Media Products Group. The Company has received $1.6 million under this agreement and does not anticipate any additional funding under this agreement. The consideration NFT received for the funding commitment included: (a) an irrevocable, worldwide, nonexclusive license to develop, market and sell certain defined new or substantially enhanced software products developed by the Company; (b) the right to royalty payments based on the revenue recognized by the Company from sale of the defined software products that are sold within four years of the effective date of the agreement; and (c) warrants to purchase up to 750,000 shares of the Company's common stock with an exercise price of $2.25 per share. The warrants expire on June 27, 2001. Based on the total of $1.6 million of NRE funding received, warrants to purchase up to 508,824 shares of the Company's common stock have been issued.

         Effective February 9, 1996, the Company entered into an agreement with EMC Corporation ("EMC"), whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications, and rights thereof. The consideration the Company will receive for these rights include: (a) $30.0 million to be received in six equal annual installments of $5.0 million each, the first of which was received upon closing of the agreement on February 9, 1996, the remaining payments to be received beginning January 1997 and in each of the subsequent four years; and (b) royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the agreement, of which a minimum of $10.0 million will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. In addition, the Company also received an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the aforementioned patents. Pursuant to the terms and conditions of the agreement, this license will terminate in the event of a change in control of the Company involving certain acquirers. As part of the agreement, the Company and EMC granted to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the agreement for a period of five years.

         The Company's primary reasons for entering into this agreement with EMC were to realize a guaranteed minimum return on its historical research and development investment, and to do so in such a manner as to provide the Company with a predictable stream of both revenue and cash over several years. Pursuant to the terms and conditions of this agreement, the Company will record a quarterly benefit to income of $1.8 million, and will receive a minimum of $7.0 million cash on an annual basis, which includes $2.0 million of royalty payments and $5.0 million from the sale of patents and associated rights.

         In December 1993, the Company purchased substantially all the assets and assumed certain liabilities of Systems Industries ("SI"), a competitor of the Company, pursuant to a sale of SI's assets under the United States Bankruptcy Code. The purchase price for the acquired assets consisted of $4.1 million of cash, a note in the amount of $4.0 million, and 491,710 shares of the Company's common stock valued at $7.06 per share. The assets acquired included a European manufacturing facility, intangible assets, consisting of maintenance service contracts, access to an installed customer base, proprietary UNIX software to support expansion of the Company's product lines and a subcontracting relationship with Boeing Information Services, Inc., a subsidiary of the Boeing Company, for a contract with the U.S. Army Information System Selection and Acquisition Agency relating to RCAS. The intangibles totaled approximately $16.3 million at the time of the acquisition and were originally amortized on a straight-line basis over ten years, which resulted in quarterly and annual operating charges of $0.4 million and $1.6 million, respectively. In the fourth quarter of fiscal year 1996, the Company took a charge of $14.2 million to write-off the remaining unamortized intangible assets associated with the SI acquisition. This impairment was based on management's current estimates of the remaining economic value and life of the specific acquired assets related to the intangible asset. As part of the SI acquisition, the Company accrued a $3.7 million reserve to cover the costs of integration. This integration has been completed, and the Company has utilized the full reserve for specific integration costs. See Notes 1 and 11 of Notes to Consolidated Financial Statements.

         In December 1992, the Company reached an agreement with DEC to settle all patent litigation and related proceedings between the two companies. DEC commenced the initial litigation in June 1991. As part of the settlement, the Company entered into perpetual cross licenses to develop, manufacture and sell products utilizing certain patented DEC technology, and five patents of the Company were licensed to DEC. The Company will not receive any payment from DEC for these licenses under the terms of the settlement agreement. The Company also agreed to discontinue sales of products utilizing DEC's SDI/STI interfaces since July 1, 1993. Separately, in December 1992, the Company ceased the development and sales activities relating to its Lexcel network management software. The Company determined that the resources required to develop and support Lexcel would be better utilized for the Company's product transition to high-end storage management systems. Accordingly, the Company recorded a non-recurring charge in fiscal year 1993 of $10.1 million for the DEC settlement and the Lexcel restructuring. This charge included approximately $2.4 million of software development costs previously capitalized. Capitalizable software development costs incurred subsequent to the write-off have been immaterial.

RESULTS OF OPERATIONS

         The following table sets forth selected items from the Consolidated Statements of Operations as a percentage of total revenues for the periods indicated, except for product gross profit and service gross profit, which are expressed as a percentage of the related revenue. This information should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements included elsewhere herein:

                                         FISCAL YEAR ENDED
                                         -----------------
                                  APRIL 5,    APRIL 6,     APRIL 1,
                                   1997        1996         1995
                                   ----        ----         ----
Net product revenue                 78.3%       74.0%        71.6%
Service revenue                     21.7        26.0         28.4
                                   -----       -----        -----
    Total revenue                  100.0       100.0        100.0
Product gross profit                30.5        24.2         20.9
Service gross profit                39.5        35.3         34.8
                                   -----       -----        -----
    Gross profit                    32.5        27.0         24.9
Selling, general and
    administrative                  22.7        49.8         31.3
Research and development             6.6        10.9         10.1
                                   -----       -----        -----
    Operating income (loss)          3.2       (33.7)       (16.5)
Other income (expense), net          1.0        (3.5)        (0.8)
Income tax expense                   0.5         0.1          2.8
                                   -----       -----        -----
    Net income (loss)                3.7%      (37.3)%      (20.1)%
                                   =====       =====        =====

         Net Product Revenue: Net product revenue increased $22.7 million, or 23%, over fiscal year 1996. This increase was primarily due to increased revenue of $12.3 million from optical/tape products, primarily the mid-range 1500 series of automated DLT tape libraries. In addition, software revenue and server revenue increased $1.4 million and $10.6 million, respectively, over fiscal year 1996. These increases were partially offset by decreased sales of $1.6 million to Boeing Information Services, Inc. relating to Boeing's RCAS contract with the federal government.

         Net product revenue increased $6.5 million, or 7%, over fiscal year 1995. This increase was primarily due to $32.4 million of sales of server products acquired as part of the acquisition of NPI. This increase was partially offset by a reduction in sales of $16.0 million of the Company's historical high performance server product line revenues. The $16.0 million reduction included $2.3 million relating to the discontinuation of the FailSafe server and $10.0 million related to the termination of the Company's involvement in the Boeing RCAS contract with the federal government. In addition, tape library product line revenues decreased $1.3 million, as compared to the prior fiscal year. Revenues from data management software product increased $1.8 million and revenues of other miscellaneous products decreased $0.6 million from fiscal year 1995.

          Service Revenue: Service revenue was $33.4 million for fiscal year 1997, a decrease of $0.9 million, or 3%, from the prior year. This decrease is primarily due to fewer post-warranty service contracts sold as a result of lower product revenues from the DEC market from the same period of the prior fiscal year.

         Service revenue was $34.2 million for fiscal year 1996, a decrease of $1.9 million, or 5%, from the prior year. This decrease was primarily due to fewer service contracts sold as a result of a lower mix of high performance server product revenues from the same period of the prior fiscal year.

         Product Gross Profit: Product gross profit was $36.8 million for fiscal year 1997, an increase of $13.2 million, or 56%, over fiscal year 1996, and the gross profit percentage of net product sales was 31% for fiscal year 1997 as compared to 24% for fiscal year 1996. Cost of goods sold for product revenue included a charge of $2.1 million recorded in the fourth quarter of fiscal year 1996 to increase reserves on slower-moving and obsolete product inventories primarily related to the DEC market. Before the impact of this charge, product gross profit would have been $25.7 million for fiscal year 1996, and the gross profit percentage of net product sales would have been 26%. The increase in gross profit percentage, excluding the fourth quarter of fiscal year 1996 charges, was primarily due to increased operating efficiencies in the manufacturing process as a result of improved inventory management and increased product throughput, and resulted in increased gross profit of approximately $9.6 million. In addition, there was increased royalty revenue recorded in fiscal year 1997 of $1.5 million related to the February 1996 sale to EMC of substantially all of the Company's existing patents, patent applications and rights thereunder.

         Product gross profit was $23.6 million for fiscal year 1996, an increase of $4.5 million, or 24%, over fiscal year 1995, and the gross profit percentage of net product sales was 24% as compared to 21% for fiscal year 1995. Cost of goods sold for product revenue included charges of $2.1 million and $7.2 million recorded in the fourth quarter of fiscal year 1996 and 1995, respectively, to increase reserves on slower-moving and obsolete product inventories primarily related to the DEC market. Before the impact of these charges, product gross profit would have been $25.7 million for fiscal year 1996, a decrease of $0.6 million, or 2% from fiscal year 1995, and the gross profit percentage of net product sales would have been 26%, a decrease of 3% from the prior year. The decrease in gross profit percentage, excluding the fourth quarter charges, was primarily due to the higher mix of Open Systems product revenue, which carries a lower margin percentage, and reduced higher-margin product revenues related to the Boeing RCAS contract relationship.

           Service Gross Profit: Service gross profit for fiscal year 1997 increased $1.1 million, or 9%, over fiscal year 1996. The gross profit percentage for service revenue was 40% in fiscal year 1997 as compared to 35% for fiscal year 1996. Cost of goods sold for service revenue included a charge of $0.5 million recorded in the fourth quarter of fiscal year 1996 to record the write-down of field service spares inventory to net realizable. Before the impact of this charge, service gross profit would have been $3.3 million for fiscal year 1996, and the gross profit percentage of net service revenue would have been 37%. The increase in gross profit percentage, excluding the fourth quarter of fiscal year 1996 charge, was primarily due to reduced costs as a result of restructuring activities begun in the fourth quarter of fiscal year 1996 and completed in the first quarter of fiscal year 1997.

         Service gross profit for fiscal year 1996 decreased $0.5 million, or 4%, from fiscal year 1995. The gross profit percentage for service revenue was 35% for both fiscal years 1996 and 1995. Cost of service revenue included charges of $0.5 million and $3.3 million for fiscal years 1996 and 1995, respectively, to record the write-down of field service spares inventory to net realizable value. Before the impact of these charges, service gross profit for fiscal year 1996 would have decreased $3.3 million, or 21% from fiscal year 1995, and the gross profit percentage of net service revenue for fiscal year 1996 would have been 37%, a decrease of 7% from fiscal year 1995. The decrease in the gross profit percentage, excluding the fourth quarter charges, was primarily due to decreased post-warranty contract service revenue of $1.9 million as a result of a decrease in mix of DEC market product revenues and an increase in the service organization's cost structure of $1.4 million to support expansion into the Open Systems market.

         Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased $30.8 million, or 47%, from fiscal year 1996. This decrease is primarily due to charges recorded in the fourth quarter of fiscal year 1996. In the fourth quarter of fiscal year 1996, the Company recorded a $14.2 million charge to write-off the remaining unamortized intangible assets related to the SI acquisition and recorded a $2.3 million charge to write-off the remaining unamortized goodwill associated with the acquisition of SCR Technologies. These charges were based on management's evaluation in the fourth quarter of the recoverability of the acquired net assets. Additionally, the Company accrued $2.1 million in the fourth quarter of fiscal year 1996 for the settlement of a shareholder lawsuit and related legal costs, a $1.0 million charge for sales and use tax liability and $1.5 million for restructuring activities. In addition, payroll and related expenses decreased approximately $3.2 million as a result of restructuring actions begun in the fourth quarter of fiscal year 1996 and completed in the first quarter of fiscal year 1997, goodwill amortization decreased $2.2 million due to the write-off of goodwill in the fourth quarter of fiscal year 1996, depreciation expense decreased $1.0 million due to the write-off of certain assets in the fourth quarter of fiscal year 1996, travel expenses, supplies and services decreased $0.8 million due to the restructuring actions noted above, legal expense decreased $0.8 million, primarily as a result of the settlement of shareholder litigation, and other expense categories decreased $1.7 million.

         Selling, general and administrative expenses increased $25.9 million, or 65%, over fiscal year 1995. In fiscal year 1996, the Company recorded a $14.2 million charge to write-off the remaining unamortized intangible assets related to the SI acquisition and recorded a $2.3 million charge to write-off the remaining unamortized goodwill associated with the acquisition of SCR Technologies. These charges were based on management's evaluation in the fourth quarter of the recoverability of the acquired net assets. In addition, the Company accrued $2.1 million in the fourth quarter of fiscal year 1996 for the settlement of a shareholder lawsuit and related legal costs and a $1.0 million charge for sales and use tax liability. In the fourth quarter of fiscal year 1995, the Company recorded $1.3 million of asset write-downs. Before the impact of these charges in each of the respective years, selling, general and administrative expenses increased $7.6 million, or 20%, primarily as a result of additional selling and administrative costs related to the acquisition of NPI.

         Research and Development Expenses: Research and development expenses in fiscal year 1997 decreased $4.3 million, or 30%, from fiscal year 1996. The decrease is primarily due to reduced payroll and related expenses of approximately $1.3 million as a result of restructuring actions begun in the fourth quarter of fiscal year 1996 and completed in the first quarter of fiscal year 1997, and non-refundable research and development funding from NFT in fiscal year 1997, of $1.6 million. Additionally, in the fourth quarter of fiscal year 1996, the Company took a charge of $0.9 million for sales and use tax liability and a charge of $0.5 million to write-off certain idle fixed assets.

         Research and development expenses in fiscal year 1996 increased $1.6 million, or 12%, over fiscal year 1995. The increase is primarily due to a charge of $0.9 million for sales and use tax liability and a charge of $0.5 million to write-off certain idle fixed assets.

         Other Income (Expense), Net: Other income, net increased $6.1 million, or 132% over fiscal year 1996. This increase is primarily due to an additional $3.8 million of income recognized on the sale of substantially all of the Company's existing patents, patent applications and rights thereof to EMC in February 1996. Additionally, other expense decreased due to charges recorded in fiscal year 1996 of $2.3 million related to a sales and use tax liability, including interest.

         Other income (expense) in fiscal year 1996 consisted primarily of interest expense on outstanding bank line borrowings and notes payable. Interest expense for fiscal year 1996 increased $3.1 million over the prior year, primarily as a result of increased bank line borrowings. Included in interest expense in fiscal year 1996 was a $0.9 million charge for interest related to a sales and use tax liability

         Income Taxes: The Company recorded a net tax expense of $0.7 million for fiscal year 1997, as compared to an expense of $0.2 million in fiscal year 1996. The increase is primarily a result of the net income for fiscal year 1997 as compared to a net loss for fiscal year 1996. See Note 7 of Notes to Consolidated Financial Statements.

         The Company recorded a net tax expense of $0.2 million for fiscal year 1996, as compared to an expense of $3.5 million in fiscal year 1995. The decrease is primarily due to a charge of $3.3 million taken in fiscal year 1995 to reduce the Company's net deferred tax asset to an amount that would more likely than not be realizable. See Note 7 of Notes to Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128") issued in February 1997 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and
(c) revising the contingent share provisions and the supplemental EPS data requirements. Statement 128 also makes a number of changes to existing disclosure requirements. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not believe the implementation of Statement 128 will have a material effect on net income per share.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its capital requirements principally through public and private equity financing and bank borrowings, including approximately $15.2 million of net bank borrowings and $10.0 million of private equity funding in fiscal year 1996, and approximately $36.6 million in equity funding for fiscal year 1995 (of which $19.5 million was used to pay down existing debt at the time of the Company's initial public offering). The Company had cash and cash equivalents of $3.5 million at April 5, 1997.

         Cash and cash equivalents decreased $0.6 million at April 5, 1997 as compared with the prior fiscal year end. Net operating activities provided $6.3 million in fiscal year 1997, primarily due to $17.0 million of operating losses adjusted for non-cash items, partially offset by a $11.0 million increase in accounts receivable primarily due to increased volume resulting from increased revenue. The Company has increased its efforts in the first quarter of fiscal year 1998 to reduce accounts receivable.

         Cash and cash equivalents decreased $1.5 million at April 6, 1996 as compared with the prior fiscal year end. Net operating activities used $7.1 million in fiscal year 1996, primarily due to a $12.6 million of operating losses adjusted for non-cash items, a $5.8 million reduction in accounts payable, and a $2.5 million increase in inventories. These increases were partially offset by a $8.4 million reduction in accounts receivable and a $3.2 million increase in accrued and other liabilities.

          The Company's investing activities during these periods included acquisitions and capital expenditures to support research and development, sales and operations. Effective April 2, 1995, the Company acquired all the outstanding stock of NPI. As part of the acquisition the Company paid $2.6 million in cash to NPI, issued notes in the aggregate amount of $2.0 million payable in two equal annual installments beginning April 1, 1996 and guaranteed earnout payments in the aggregate amount of $3.0 million payable in three equal annual installments beginning in April 1996. In addition, the acquisition agreement provided for contingent payments of up to $1.0 million payable in April 1998. The Board of Directors approved the payment of the contingent $1.0 million payment during the fourth quarter of fiscal year 1997. The accelerated timing of the payment was based on the over-achievement of the performance criteria as set forth in the amended NPI stock purchase agreement. In fiscal year 1995, the Company acquired certain assets and assumed certain liabilities of Raxco. As part of the acquisition, the Company paid $1.0 million in cash to Raxco, and issued notes payable in the total principal amount of $2.5 million, to be paid in ten quarterly installments beginning in April 1995. During fiscal year 1993, the Company incurred and accrued non-recurring charges relating to the DEC settlement and the Lexcel restructuring totaling $10.1 million. The cash outlays relating to these charges amounted to $1.0 million each in fiscal years 1997, 1996, 1995 and 1994 and one semi-annual cash payment of $0.5 million is due June 1997. See Notes 11 and 14 of Notes to Consolidated Financial Statements.

          At April 5, 1997, the Company's days sales outstanding were 76 days, as compared to 60 days at April 6, 1996. The Company's average days sales outstanding is impacted by the high percentage of sales occurring within the last month of each quarter and the large percentage of international sales, which historically have slower payment patterns. The increase is primarily due to increased volume resulting from increased revenue. The Company has increased its efforts in the first quarter of fiscal year 1998 to reduce accounts receivable.

         On March 31, 1995, the Company entered in to an agreement whereby the Company had available asset secured bank lines of credit of up to $20.0 million, limited by the value of the pledged collateral which consists of the Company's accounts receivable and inventories. In May 1996, the agreement was amended to increase the line of credit to $30.0 million as a result of a collateralized guarantee made to the bank by an affiliate of NFT, an entity affiliated with the Company's major stockholder and Chairman of the Board. At April 5, 1997, borrowings outstanding were $22.1 million under this agreement. At June 23, 1997, the outstanding balance under this line was approximately $19.4 million. This line replaced an existing agreement with two separate banks whereby the Company had an asset-secured line of credit of up to $12.0 million. There were $5.4 million of borrowings outstanding against that bank line of credit at April 1, 1995, which was paid off under the Company's new credit arrangement subsequent to April 1, 1995.

         Effective June 12, 1997, the Company entered into an agreement with Greyrock Business Credit whereby under an asset secured domestic line of credit, the Company may borrow up to $30.0 million limited by the value of pledged collateral. As part of the agreement, Silicon Valley Bank has a participation interest. The agreement allows the Company to borrow at a blended rate of prime rate plus 1.67%. The initial term of the agreement is for one year and automatically and continuously renews for a subsequent year, unless terminated by either party per the agreement.

         During April and May 1994, the Company received $36.1 million, net of expenses, in connection with its initial public offering in which it sold approximately 4.5 million shares of common stock. See Note 2 of Notes to Consolidated Financial Statements. The initial public offering closed on April 14, 1994 with a second closing on May 11, 1994 for the partial exercise of the underwriters' overallotment option.

         On July 19, 1995, the Company entered into an agreement whereby it received a loan of approximately $10.0 million from an entity affiliated with the Company's major stockholder and Chairman of the Board. Pursuant to the terms of the agreement, the Company issued a long-term subordinated note to the lender which was convertible into common stock of the Company at a price per common share equal to the fair market value of such stock on the date of the conversion. On April 11, 1996, the lender exercised its right to convert the current principal and accrued interest outstanding thereunder of $10.1 million into common stock of the Company. See Notes 8 and 12 of Notes to Consolidated Financial Statements.

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

         Effective April 7, 1996, the Company entered into an agreement with NFT whereby NFT was to provide the Company with up to $2.4 million of non-refundable research and development funding based on actual research and development expenses incurred in connection with new and enhanced Backup-UNET software products, RLM Software Products Group, and the Open Media Products Group. The Company received $1.6 million in fiscal year 1997 under this agreement and does not anticipate any additional funding under this agreement.

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

INFLATION AND FOREIGN CURRENCY EXCHANGE

         Inflation and foreign currency exchange rate fluctuations have not had a material impact on the Company's results of operations in the past. There can be no assurance, however, that they will not have a material adverse effect on the Company's results of operations in future periods.

ITEM 7A.  QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

         The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data listed in Item 14 of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

         Information with respect to directors of the Company is incorporated by reference to the information set forth in the Company's Proxy Statement under the caption "Directors and Executive Officers." Information with respect to the Company's executive officers is set forth in Part I, above, under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION:

         The information set forth under the caption "Compensation of Directors and Executive Officers and Other Information" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         The information set forth under the caption "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         The information set forth under the caption "Compensation of Directors and Executive Officers and Other Information" in the Company's Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

         The following Consolidated Financial Statements of MTI and the Independent Auditors' Report are attached hereto beginning on pages F-1 and S-1.

         (a)(1)  Consolidated Financial Statements:

                 Independent Auditors' Report

                 Consolidated Balance Sheets as of April 5, 1997 and April 6,
                 1996

                 Consolidated Statements of Operations for fiscal years 1997, 1996 and 1995

                 Consolidated Statements of Stockholders' Equity (Deficiency) for fiscal years 1997, 1996 and 1995

                 Consolidated Statements of Cash Flows for fiscal years 1997, 1996 and 1995

                 Notes to Consolidated Financial Statements

            (2) The following financial statement schedule for fiscal years 1997, 1996 and 1995 is submitted herewith:

                 Schedule II -- Valuation and Qualifying Accounts (See page S-1)

                 All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

            (3) Exhibits included herewith (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT
NUMBER     DESCRIPTION
------     -----------
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

 10.1      [Intentionally omitted]

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

 10.41 Stock Purchase Warrant of the Company issued to NFT Ventures, Inc., dated July 1, 1996. (8)

 10.42     [Intentionally omitted]

 10.43     Letter dated April 3, 1996, between the Company and Michael
           Clemens. (8)

 10.44 NRE Funding Agreement between the Company and NFT Ventures, Inc., dated June 27, 1996. (8)

 10.45     Contingent Stock Purchase Warrant of the Company issued to NFT
           Ventures, Inc., dated June 27, 1996. (8)

 10.46     1996 Stock Incentive Plan (9)

 10.47     Amendment No. 2 to Stock Purchase Agreement and Senior Promissory
           Notes dated as of October 3, 1996 between Earl M. Pearlman, William
           E. Decker, the William E. Decker Trust and Registrant. (9)

 10.48     Loan and Security Agreement between the Company and Greyrock Business
           Credit, dated May 23, 1997, and Schedule thereto.

 21.1      Subsidiaries of the Company.

 23.1      Consent of KPMG Peat Marwick LLP.

 24        Power of Attorney (see page 25)

 27        Financial Data Schedule


----------
(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-75180).

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

(5) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending July 1, 1995.

(6) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

(7) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995.

(8) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 6, 1996.

(9) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending October 6, 1995.

 *   Management or compensatory plan or arrangement.


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of July 1997.

                                 MTI TECHNOLOGY CORPORATION

                                 By:  /s/Earl M. Pearlman
                                      ------------------------------------------
                                         Earl M. Pearlman
                                         (President and Chief Executive Officer)

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below, constitutes and appoints Earl M. Pearlman and Dale R. Boyd, jointly and severally, attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities to sign any and all amendments to this Report, and to file the same, and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, and his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

         SIGNATURE                                   TITLE                       DATE
         ---------                                   -----                       ----

/s/ Earl M. Pearlman                        President and Chief Executive        July 1, 1997
------------------------------------        Officer
   (Earl M. Pearlman)

/s/ Dale R. Boyd                            Vice President, Chief Financial      July 1, 1997
------------------------------------        Officer (Principal Financial and
    (Dale R. Boyd)                          Accounting Officer)

/s/ Raymond J. Noorda                       Chairman of the Board                July 1, 1997
------------------------------------
   (Raymond J. Noorda)

/s/ Steven J. Hamerslag                     Vice Chairman of the Board           July 1, 1997
------------------------------------
   (Steven J. Hamerslag)

/s/ Val Kreidel                             Director                             July 1, 1997
------------------------------------
   (Val Kreidel)

/s/ David Proctor                           Director                             July 1, 1997
------------------------------------
   (David Proctor)

                          INDEX TO FINANCIAL STATEMENTS


                                                                                      PAGE
                                                                                      ----
Independent Auditors' Report ....................................................      F-2

Consolidated Balance Sheets as of April 5, 1997 and April 6, 1996 ...............      F-3

Consolidated Statements of Operations for the fiscal years ended April 5, 1997,
     April 6, 1996 and April 1, 1995 ............................................      F-4

Consolidated Statements of Stockholders' Equity (Deficiency) for the fiscal years
     ended April 5, 1997, April 6, 1996 and April 1, 1995 .......................      F-5

Consolidated Statements of Cash Flows for the fiscal years ended April 5, 1997,
     April 6, 1996 and April 1, 1995 ............................................      F-6

Notes to Consolidated Financial Statements ......................................      F-7

FINANCIAL STATEMENT SCHEDULE OF THE COMPANY

Schedule II - Valuation and Qualifying Accounts .................................      S-1

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTI Technology Corporation and subsidiaries as of April 5, 1997 and April 6, 1996, and the results of their operations and their cash flows for the fiscal years ended April 5, 1997, April 6, 1996, and April 1, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                        KPMG Peat Marwick LLP


Orange County, California
May 20, 1997

                           MTI TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                               April 5,       April 6,
                                                                 1997           1996
                                                               --------       --------
                  ASSETS

Current assets:
  Cash and cash equivalents                                    $  3,487       $  4,055
  Short-term investments                                            850             --
  Accounts receivable, less allowance for
        doubtful accounts and sales returns of
        $9,283 in 1997 and $5,437 in 1996                        31,899         21,101
  Inventories                                                    14,637         21,499
  Deferred income tax benefit                                       960            784
  Prepaid expenses and other receivables                          2,862          3,750
                                                               --------       --------
        Total current assets                                     54,695         51,189
Property, plant and equipment, net                               13,220         16,323
Intangible assets and goodwill, less
        accumulated amortization of $3,680 in
        1997 and $1,880 in 1996                                  15,027         15,852
Other                                                               650            659
                                                               --------       --------
                                                               $ 83,592       $ 84,023
                                                               ========       ========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Short-term borrowings                                        $ 22,102       $ 20,613
  Current maturities of long-term debt                            1,851          8,297
  Accounts payable                                               14,347         14,580
  Accrued liabilities                                            15,622         18,724
  Deferred income                                                13,040         14,941
                                                               --------       --------
        Total current liabilities                                66,962         77,155
Long-term debt, less current maturities                               6          5,966
Deferred income                                                     242            550
Other                                                                 5            539
                                                               --------       --------
        Total liabilities                                        67,215         84,210
                                                               --------       --------
Stockholders' equity (deficiency):
  Preferred stock, $.001 par value; authorized
    5,000 shares; issued and outstanding, none                       --             --
  Common stock, $.001 par value; authorized
    40,000 shares; issued (including treasury
    shares) and outstanding 26,537 and 20,243
    shares in 1997 and 1996, respectively                            26             20
  Additional paid-in capital                                     88,780         77,762
  Accumulated deficit                                           (68,010)       (73,645)
  Less cost of treasury stock (755 and 794 shares
    in 1997 and 1996, respectively)                              (2,788)        (2,938)
  Cumulative foreign currency translation
    adjustments                                                  (1,631)        (1,386)
                                                               --------       --------
Total stockholders' equity (deficiency)                          16,377           (187)
Commitments and contingencies
Subsequent event
                                                               $ 83,592       $ 84,023
                                                               ========       ========



        See accompanying notes to the consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FISCAL YEARS ENDED APRIL 5, 1997, APRIL 6, 1996 AND APRIL 1, 1995
                      (in thousands, except per share data)


                                               1997            1996            1995
                                               ----            ----            ----
Net product revenue                          $ 120,359       $  97,682       $  91,140
Service revenue                                 33,368          34,232          36,177
                                             ---------       ---------       ---------
      Total revenue                            153,727         131,914         127,317

Product cost of revenue                         83,607          74,057          72,082
Service cost of revenue                         20,196          22,162          23,590
                                             ---------       ---------       ---------
      Total cost of revenue                    103,803          96,219          95,672
                                             ---------       ---------       ---------

      Gross profit                              49,924          35,695          31,645

Operating expenses:
    Selling, general and administrative         34,936          65,715          39,812
    Research and development                    10,103          14,384          12,825
                                             ---------       ---------       ---------
      Total operating expenses                  45,039          80,099          52,637

      Operating income (loss)                    4,885         (44,404)        (20,992)

Other income (expense):
    Interest expense                            (2,993)         (4,090)           (966)
    Interest income                                 87              99             339
    Other income (expense)                       4,389            (645)           (381)
                                             ---------       ---------       ---------

Income (loss) before income taxes                6,368         (49,040)        (22,000)
      Income tax expense                           664             179           3,540
                                             ---------       ---------       ---------
      Net income (loss)                      $   5,704       $ (49,219)      $ (25,540)
                                             =========       =========       =========

Income (loss) per common and  common
    equivalent share                         $    0.21       $   (2.54)      $   (1.34)
                                             =========       =========       =========

Weighted average common and common
    equivalent shares                           26,723          19,400          19,029
                                             =========       =========       =========




        See accompanying notes to the consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        FISCAL YEARS ENDED APRIL 5, 1997, APRIL 6, 1996 AND APRIL 1, 1995
                                 (in thousands)


                                                                                                  Cumulative      Total
                                                                                                   Foreign        Stock-
                                                                     Additional      Retained      Currency       holders'
                                                 Common Stock         Paid-in        Earnings     Translation      Equity
                                               Shares       Amount    Capital        (Deficit)    Adjustments   (Deficiency)
                                               ------       ------    -------        ---------    -----------   ------------
Balance at April 2, 1994                        15,008       $15      $ 40,866       $  1,214       $(1,900)      $ 40,195
Common stock issued in connection
     with initial public offering, net of
     offering expenses                           4,455         4        36,090             --            --         36,094
Exercise of stock options (including
     compensation expense of $239)                 751         1           650             --            --            651
Purchase of treasury shares                       (875)       --        (3,263)            --            --         (3,263)
Treasury shares issued under
     Employee Stock Purchase Plan                   16        --            62            (17)           --             45
Foreign currency translation
    adjustments                                     --        --            --             --           956            956
Net loss                                            --        --            --        (25,540)           --        (25,540)
                                               -------       ---      --------       --------       -------       --------
Balance at April 1, 1995                        19,355        20        74,405        (24,343)         (944)        49,138
Exercise of stock options (including
    compensation expense of $129)                   30        --           155             --            --            155
Treasury shares issued under
    Employee Stock Purchase Plan and
    other                                           64        --           264            (83)           --            181
Foreign currency translation
    adjustments                                     --        --            --             --          (442)          (442)
Net loss                                            --        --            --        (49,219)           --        (49,219)
                                               -------       ---      --------       --------       -------       --------
Balance at April 6, 1996                        19,449        20        74,824        (73,645)       (1,386)          (187)
Exercise of stock options (including
    compensation expense of $14)                   300        --           529             --            --            529
Treasury shares issued under
    Employee Stock Purchase Plan and
    other                                           40        --           150            (69)           --             81
Conversion of secured subordinated note          5,993         6        10,107             --            --         10,113
Issuance of warrants                                --        --           382             --            --            382
Foreign currency translation
    adjustments                                     --        --            --             --          (245)          (245)
Net income                                          --        --            --          5,704            --          5,704
                                               -------       ---      --------       --------       -------       --------
Balance at April 5, 1997                        25,782       $26      $ 85,992       $(68,010)      $(1,631)      $ 16,377
                                               =======       ===      ========       ========       =======       ========




        See accompanying notes to the consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FISCAL YEARS ENDED APRIL 5, 1997, APRIL 6, 1996 AND APRIL 1, 1995
                                 (in thousands)


                                                                             1997            1996            1995
                                                                           ---------       ---------       --------
Cash flows from operating activities:
        Net income (loss)                                                  $   5,704       $ (49,219)      $(25,540)
        Adjustments to reconcile net income
          (loss) to net cash provided by
          (used in) operating activities:
        Depreciation and amortization                                          9,854          28,255          9,918
        Provision for sales returns and losses
          on accounts receivable, net                                            319             154             99
        Provision for inventory obsolescence                                   3,238           4,056         10,600
        Loss on disposal of  fixed assets                                        259             923          3,297
        Deferred income tax expense (benefit)                                   (176)             --          5,123
        Deferred income                                                       (2,208)          3,056            (71)
        Compensation related to stock options                                     14             129            239
Change in assets and liabilities, net of effect of acquisitions:
        Accounts receivable                                                  (11,087)          8,404         11,841
        Inventories                                                            1,984          (2,531)       (13,465)
        Prepaid expenses, other receivables
          and other assets                                                     1,527           2,199         (2,368)
        Accounts payable                                                        (228)         (5,799)           163
        Accrued and other liabilities                                         (2,853)          3,299         (2,604)
                                                                           ---------       ---------       --------
        Net cash provided by (used in) operating activities                    6,347          (7,074)        (2,768)
                                                                           ---------       ---------       --------
Cash flows from investing activities:
        Capital expenditures for property, plant and equipment                (3,780)         (8,910)        (8,001)
        Proceeds from sale of property, plant and equipment, net                  --             340             --
        Acquisition of assets and liabilities of
          businesses, net of cash acquired                                    (1,000)         (2,690)        (1,628)
        Long term investments                                                     --              --           (250)
        Short term investments                                                  (850)             --             --
                                                                           ---------       ---------       --------
        Net cash used in investing activities                                 (5,630)        (11,260)        (9,879)
                                                                           ---------       ---------       --------
 Cash flows from financing activities:
        Borrowings under notes payable, net of acquisitions                  116,986         129,887         20,984
        Borrowings under notes payable to fund acquisition of NPI              1,000           2,608             --
        Proceeds from issuance of common stock
         and exercise of options and warrants                                    596              66         36,551
        Repayments of notes payable                                         (119,552)       (115,807)       (40,466)
        Repurchase of common stock                                                --              --         (3,263)
                                                                           ---------       ---------       --------
        Net cash provided by (used in) financing activities                     (970)         16,754         13,806
                                                                           ---------       ---------       --------
Effect of exchange rate changes on cash                                         (315)             73            427
                                                                           ---------       ---------       --------
Net increase (decrease) in cash and cash equivalents                            (568)         (1,507)         1,586
Cash and cash equivalents at beginning of year                                 4,055           5,562          3,976
                                                                           ---------       ---------       --------
Cash and cash equivalents at end of year                                   $   3,487       $   4,055       $  5,562
                                                                           =========       =========       ========
Supplemental disclosures of cash flow information: Cash paid during the period for:
        Interest                                                           $   2,963       $   2,330       $    923
        Income taxes                                                             348             481          1,438
Supplemental schedule of noncash investing and
    financing activities:
        Conversion of debt to common stock (note 12)                          10,113              --             --
        Revaluation on acquired SI fixed assets                                   --              --          1,347
        Issuance of common stock, notes, options
        and warrants in connection with acquisitions  (note 11)                   --           5,000          2,500



        See accompanying notes to the consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of MTI Technology Corporation and subsidiaries (the "Company" or "MTI"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Fiscal Year

         The Company's year-end is the first Saturday following March 31. Fiscal year 1997 ended on April 5 and consisted of 52 weeks. Fiscal year 1996 ended on April 6 and consisted of 53 weeks. Fiscal year 1995 ended on April 1 and consisted of 52 weeks.

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

         Cash and Cash Equivalents

         At April 5, 1997 and April 6, 1996, $266 and $1,102, respectively, of short term commercial paper investments and money market fund investments are included in cash and cash equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Short-Term Investments

         Short-term investments are comprised of certificates of deposit with an original maturity date longer than three months and are stated at cost, which approximates market value.

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

         Accounting for Stock Options

         Prior to April 7, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 7, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in fiscal year 1996 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123.

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

         Intangible Assets and Goodwill

         The Company amortizes intangible assets and costs in excess of net assets acquired (goodwill) related to the Company's business acquisitions on a straight-line basis over periods ranging from 7 to 10 years. Management regularly evaluates the continuing recoverability of intangible assets and goodwill based upon the historical and projected revenue and profitability of the related acquisitions and continuing benefits of the underlying assets. Based upon these evaluations, the Company believes that the established estimated useful lives are reasonable based on the economic factors and continuing benefits applicable to the acquired businesses and/or assets.

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", ("Statement 121"). Statement 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under the provisions of Statement 121, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The amount of impairment, if any, is measured based on projected discounted cash flows. The Company adopted Statement 121 in the fourth quarter of fiscal year 1996. Prior to the adoption of Statement 121, the Company had used a similar approach for assessing the recoverability of goodwill based on operating income.

         During the fourth quarter of fiscal year 1996, the Company wrote off $14,244, representing the remaining unamortized intangible assets related to the purchase of substantially all the assets and assumption of certain liabilities from System Industries, Inc., and $2,347, representing the remaining unamortized goodwill related to the acquisition of SCR Technologies (see note 11) based on management's evaluation of the recovery of the acquired net assets. The Company has evaluated the recoverability of the remaining goodwill by analyzing forecasted undiscounted cash flows and found no further impairment exists at April 5, 1997. Accordingly, as of April 5, 1997, goodwill represents intellectual property rights, access to an installed customer base and research and development capacity related to Raxco and National Peripherals, Inc. (see note 11) and is being amortized over 10 years.

         Foreign Currency Translation

         The Company follows the principles of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," using the local currencies as the functional currencies of its foreign subsidiaries. Accordingly, all assets and liabilities outside the United States are translated into dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during the period. Net foreign currency translation adjustments accumulate as a separate component of stockholders' equity. Net foreign transaction exchange gains (losses) of $(499), $(262) and $593 were realized in fiscal years 1997, 1996 and 1995, respectively, and are included in selling, general and administrative expense in the accompanying consolidated statements of operations.

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

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS,
(b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provisions and the supplemental EPS data requirements. Statement 128 also makes a number of changes to existing disclosure requirements. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not believe the implementation of Statement 128 will have a material effect on net income per share.

         Fair Value of Financial Instruments

         In December 1991, the FASB issued Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" ("Statement 107"). Statement 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Statement 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of April 5, 1997, the fair value of all financial instruments approximated carrying value.

         Fourth Quarter 1996 Adjustments

         During the fourth quarter of fiscal year 1996, the Company made a determination that it would not seek to continue its participation as a subcontractor relating to the U.S. Army's RCAS contract; settled its shareholder lawsuit; completed its audit by the State of California and received a determination of sales and use tax liability therefrom; and experienced a substantial increase in its mix of revenues from the Open Systems marketplace, partially offset by a corresponding decrease in revenues from the DEC market. As a consequence of these events, during the fourth quarter of fiscal year 1996, the Company reevaluated the future recoverability and economic usefulness of certain assets, the composition of its operating infrastructure, and recorded certain charges to reflect its liability related to these events.

         During the fourth quarter of fiscal year 1996, the Company recorded approximately $19,806 of charges related to asset write-downs and increased inventory reserves. The charges included a $14,244 charge to write-off the remaining unamortized intangible assets related to the purchase of substantially all of the assets and assumption of certain liabilities from System Industries, Inc. (see note 11) based on management's evaluation of the recoverability of the acquired net assets; a $2,347 charge to write-off the remaining goodwill related to the acquisition of SCR Technologies (see note 11) based on management's evaluation of the recoverability of the acquired net assets; a $2,056 charge to increase excess and obsolete reserves on certain slower-moving or obsolete product inventories that support the DEC market; a $504 charge to record the write-down of field service spares inventory that support the DEC market to estimated net realizable value; and a $655 charge to write-off certain idle fixed assets.

         In addition to the above charges, the Company accrued $2,088 for the settlement of a shareholder lawsuit and related legal costs (see note 9), $1,855 for sales and use tax liability and $1,450 for related interest and penalties, and $1,777 for restructuring and severance costs.

         At April 6, 1996, accrued restructuring and severance costs were $1,777 which included $1,265 and $512 for severance costs and office closures, respectively, charged to operating expenses. These restructuring activities resulted in the termination of approximately 46 employees and 4 office closures. During fiscal year 1997, $1,777 was paid and the remaining accrual at April 5, 1997 was zero.

The following table summarizes the fiscal year 1996 fourth quarter charges and the impact to the Company's results of operations:

    Product cost of goods sold
         Charge to increase excess and obsolete reserves
             on product inventories                               $ 2,056
                                                                  -------

    Service cost of goods sold
         Write-down of field service spares inventory             $   504
                                                                  -------

    Operating expenses
       Write-off of unamortized System Industries, Inc.
           - related intangible assets                            $14,244
       Write-off of unamortized SCR Technologies
           - related goodwill                                       2,347
        Reserve for  shareholder lawsuit settlement and
            related legal costs                                     2,088
        Reserve for sales and use tax liability                     1,855
        Restructuring and severance costs                           1,777
        Write-off of idle fixed assets                                655
                                                                  -------
                                                                   22,966
    Other expenses
         Reserve for interest and penalties related to sales
             and use tax liability                                  1,450
                                                                  -------

     Total fiscal year 1996 fourth quarter adjustments            $26,976
                                                                  =======

         Fourth Quarter 1995 Adjustments

         During the latter half of fiscal year 1995, the Company experienced increased competition from DEC and other competitors, expanded its efforts to implement its strategy to undertake efforts to increase revenues from the open system marketplace through in-house product development efforts and acquisitions, and experienced certain product performance and manufacturing quality issues. As a consequence of these events the Company reevaluated the future recoverability and economic usefulness of certain of its assets during the fourth quarter of fiscal year 1995.

         During the fourth quarter of fiscal year 1995, the Company recorded approximately $12,400 of charges related to asset write-downs and increased inventory reserves. The charges included a $4,069 write-off of certain product inventory based on management's evaluation of recent and estimated future sales levels for the product; a $2,975 charge to increase excess and obsolete reserves on offsite inventories of loaner, replacement, beta and evaluation units; a $3,266 charge to record the write-down of field service spares inventory to estimated net realizable value; a $990 charge to write-off certain idle fixed assets; a $714 charge to write-down the value of demonstration equipment located at various field sales offices and customer sites due to revised estimates of obsolescence and impairment; and a $411 charge to write-off the remaining unamortized goodwill related to the acquisition of SF2 Corporation (see note 11) based on management's evaluation of the recoverability of the acquired product line.

         In addition to the above charges, the Company accrued an additional returns reserve of $2,454 against the possibility of product returns due to product performance issues at certain large customer installations. During fiscal year 1996, the product performance issues were resolved and the $2,454 returns reserve was reversed. Additionally, the Company took a charge of $3,261 to tax expense to adjust its valuation allowance to a level whereby the Company believed it would be more likely than not realizable (see note 7).

The following table summarizes the fiscal year 1995 fourth quarter charges and the impact to the Company's results of operations:

        Product cost of goods sold
          Write-off of product inventory                       $ 4,069
          Charge to increase excess and obsolete reserves
               on offsite inventories                            2,975
          Write-off of idle fixed assets                           165
                                                               -------
                                                               $ 7,209
                                                               -------

        Service cost of goods sold
          Write-down of field spares inventory                 $ 3,266
          Write-off of idle fixed assets                            31
                                                               -------
                                                               $ 3,297
                                                               -------

        Operating expenses
           Write-off of idle fixed assets                      $   794
           Write-down of demonstration equipment assets            714
           Write-off of unamortized SF2-related goodwill           411
                                                               -------
                                                               $ 1,919
                                                               -------

        Total fourth quarter adjustments due to asset
           write-downs and increased inventory reserves        $12,425
                                                               -------

        Additional returns reserves                            $ 2,454

        Adjustments to deferred tax valuation allowance        $ 3,261
                                                               -------

        Total fiscal year 1995 fourth quarter adjustments      $18,140
                                                               =======

         Reclassifications

         Certain reclassifications have been made to the fiscal years 1996 and 1995 financial statements to conform to the fiscal year 1997 presentation.

 (2)     PUBLIC OFFERING OF COMMON STOCK

         In April 1994, the Company completed an initial public offering of 4,455,000 shares (including 455,000 shares representing partial exercise of proceeds of the underwriters' over-allotment options) of newly issued common stock for approximately $37,300, before offering costs.

(3)      INVENTORIES

         Inventories consist of the following:

                                           APRIL 5,          APRIL 6,
                                            1997               1996
                                            ----               ----
                Raw materials              $ 5,788           $13,090
                Work-in-process                 10             2,106
                Finished goods               8,839             6,303
                                           -------           -------
                                           $14,637           $21,499
                                           =======           =======

(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment, at cost, are summarized as follows:

                                                              APRIL 5,      APRIL 6,
                                                                1997          1996
                                                                ----          ----
         Plant equipment, office furniture and fixtures        $12,032      $12,327
         Computer equipment                                     13,933       13,064
         Field service spares                                    7,966        9,294
         Leasehold improvements                                  1,285        1,176
                                                               -------      -------
                                                                35,216       35,861
         Less accumulated depreciation and amortization         21,996       19,538
                                                               -------      -------
                                                               $13,220      $16,323
                                                               =======      =======

         Property, plant and equipment include assets held under capital leases of $71 and $350 (net of accumulated depreciation of $245 and $364, respectively) at April 5, 1997 and April 6, 1996, respectively.

(5)      ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                       APRIL 5,         APRIL 6,
                                                         1997             1996
                                                         ----             ----
         Salaries, wages and commissions                $ 5,077         $ 5,265
         Taxes                                            5,878           4,970
         Accrued warranty costs                             912           1,142
         Other                                            3,755           7,347
                                                        -------         -------
                                                        $15,622         $18,724
                                                        =======         =======

6)       DEBT

         Credit Agreement and Lines of Credit

         On March 31, 1995, the Company entered into an agreement with Greyrock Business Credit whereby under an asset secured domestic line of credit the Company may borrow up to $20,000, limited by the value of pledged collateral. The agreement allows the Company to borrow at the prime rate plus 2%. The initial term of the agreement was for two years and automatically and continuously renews for a subsequent year, unless terminated by either party per the agreement. In May 1996, the agreement with Greyrock Business Credit was amended to increase the line of credit to $30,000 based on additional pledged collateral by an affiliate of NFT Ventures, Inc. ("NFT"), an entity affiliated with the Company's major stockholder and Chairman of the Board. As consideration for the guaranty, the Company issued warrants to purchase up to 500,000 shares of the Company's common stock at a price of $2.00 per share (see note 8). Borrowings outstanding under this line at April 5, 1997 were $22,102 which is classified as short-term borrowings. The bank line of credit agreement contains certain restrictive covenants. At April 5, 1997, the Company was in compliance with all such covenants.

         Long-term Debt

         A summary of long-term debt is as follows:

                                                              APRIL 5,           APRIL 6,
                                                                1997               1996
                                                                ----               ----
         Capital lease obligations                             $    77           $   273
         Notes payable                                           1,780            13,990
                                                               -------           -------
                                                               $ 1,857           $14,263
         Less current installments                               1,851             8,297
                                                               -------           -------
                                                               $     6           $ 5,966
                                                               =======           =======

         Principal maturities of long-term debt are as follows:

         1998                                                  $1,851
         1999                                                       6
                                                               ------
                                                               $1,857
                                                               ======

         The Company leases equipment under capital leases. These leases have imputed interest rates of approximately 11% and extend through 1999.

         In addition, the Company issued a note in connection with the acquisition of substantially all of the assets and certain liabilities of Systems Industries, Inc. (see note 11) in December 1993. The note originally bore interest at 6.0% and was payable in 10 quarterly installments. Pursuant to the terms of the note, the Company repaid $2,000 of principal in fiscal year 1995 upon completion of the Company's initial public offering, and the remaining unpaid balance bore interest at 8.0%.

         In January 1995, the Company issued two notes as part of the consideration paid in the Company's acquisition of certain assets and the assumption of certain liabilities of Raxco, Inc. (see note 11). The first note is for the principal amount of $2,150, bears interest at 8.5% per annum, and is payable in ten quarterly installments beginning March 31, 1995. The second note is for the principal amount of $350, bears interest at 8.5% per annum, and was payable in its entirety at the earlier of December 31, 1996, or upon completion of certain activities by the Company.

         In May 1995, the Company issued notes in the aggregate principal amount of $2,000 in connection with the acquisition of National Peripherals, Inc. The notes bear interest at 6.0% per annum, and are payable in two installments over a two year period (see note 11). Of these notes, at April 5, 1997, $643 is payable to an individual who became an officer of the Company in April 1996. This individual was not an officer at the date of acquisition.

         On July 19, 1995, the Company entered into an agreement (the "Agreement") whereby it received a loan of approximately $10,000 from NFT V2, an entity affiliated with the Company's major stockholder and Chairman of the Board. Pursuant to the Agreement, the Company issued a long-term, secured subordinated note (the "Note") to NFT V2, which bore annual interest of 10.75% and was repayable in two equal installments, the first installment being due and payable in January 1997, the second in July 1997. Pursuant to the terms of the agreement, the Note was convertible at the lender's option into common stock of the Company 90 days after the date of the agreement at a price per common share equal to the then fair market value of such stock. Proceeds from the loan are being used for working capital purposes.

         During the second quarter of fiscal year 1996, the Company entered into an agreement with NFT V2, whereby pursuant to the terms of the agreement, the Company licensed certain software products to NFT V2 for commercial use and resale. As consideration for the licenses, the Company received $650 credit against amounts owing to NFT V2 under the Agreement and has access to certain product enhancements to be developed by NFT V2.

         On April 11, 1996, NFT V2 exercised its right to convert current principal and accrued interest outstanding of $10,113 into 5,992,665 common shares of the Company (see note 12).

(7)      INCOME TAXES

         The components of income (loss) before income taxes are as follows:

                                                FISCAL YEARS ENDED
                                                ------------------
                                   APRIL 5,          APRIL 6,          APRIL 1,
                                     1997              1996              1995
                                     ----              ----              ----
U.S.                               $ 1,010          $(44,178)         $(24,125)
Foreign                              5,358            (4,862)            2,125
                                   -------          --------          --------
                                   $ 6,368          $(49,040)         $(22,000)
                                   =======          ========          ========

         Income tax expense (benefit) consists of the following:

                                   CURRENT           DEFERRED          TOTAL
                                   -------           --------          ------
   1997:
      Federal                      $   254           $  (176)          $   78
      State                            131                --              131
      Foreign                          455                --              455
                                   -------           -------           ------
                                   $   840           $  (176)          $  664
                                   =======           =======           ======
   1996:
      Federal                      $    --           $    --           $   --
      State                             --                --               --
      Foreign                          179                --              179
                                   -------           -------           ------
                                   $   179           $    --           $  179
                                   =======           =======           ======
   1995:
      Federal                      $(1,862)          $ 5,123           $3,261
      State                             --                --               --
      Foreign                          279                --              279
                                   -------           -------           ------
                                   $(1,583)          $ 5,123           $3,540
                                   =======           =======           ======

         Reconciliations of the federal statutory tax rate to the effective tax rate are as follows:

                                                     FISCAL YEARS ENDED
                                                     ------------------
                                             APRIL 5,     APRIL 6,      APRIL 1,
                                               1997         1996          1995
                                               ----         ----          ----
Federal statutory rate                         35.0%       (35.0)%       (34.0)%
Effect of foreign operations                  (22.3)         3.1           4.6
State taxes, net of federal benefit             2.1           -              -
Change in valuation allowance                 (14.1)        33.1          44.7
Non-deductible expenses                         6.7          3.2           2.2
Other                                           3.0         (4.0)         (1.4)
                                              -----        -----         -----
                                               10.4%         0.4%         16.1%
                                              =====        =====         =====

         Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of the deferred income tax assets and deferred income tax liabilities are as follows:

                                                          1997          1996          1995
                                                          ----          ----          ----
Deferred tax assets:
    Tax operating loss carryforwards                    $ 20,267      $ 20,158      $ 10,162
    Tax basis of intangibles assets greater
      than book basis                                      5,565         5,804            --
    Accrued expenses not deductible for
      tax purposes                                         3,362         3,101         3,552
    Inventory reserves                                     1,226         1,715         3,795
    Book depreciation greater than tax depreciation        1,873         1,758            --
    Recognition of income reported on
      different methods for tax purposes
      than for financial reporting                            80           188           186
    Other                                                   (231)          140           (17)
                                                        --------      --------      --------
                                                          32,142        32,864        17,678
Less valuation allowance                                  31,182        32,080        15,828
                                                        --------      --------      --------
                                                             960           784         1,850
                                                        --------      --------      --------
Deferred tax liabilities:
    Tax depreciation greater than book
      depreciation                                            --            --          (364)
    Book basis of intangible assets
      greater than tax basis                                  --            --          (702)
    Other                                                     --            --            --
                                                        --------      --------      --------
                                                              --            --        (1,066)
                                                        --------      --------      --------
Net deferred tax asset                                  $    960      $    784      $    784
                                                        ========      ========      ========

         At April 5, 1997, the Company had federal net operating loss ("NOL") carryforwards arising from the acquisition of SF2 (see note 11), available to offset future taxable income of $17,712, subject to alternative minimum tax limitations. The utilization of these carryforwards is limited to approximately $1,000 annually, as a result of the Internal Revenue Code's restrictive change of ownership rules.

         At April 5, 1997, the Company had federal NOL carryforwards, exclusive of the $17,712 SF2 NOL discussed above, of $40,194. These carryforwards expire beginning in fiscal year 2008.

         During fiscal year 1995, management evaluated the valuation allowance and adjusted it to a level whereby it believed the remaining net deferred tax asset would more likely than not be realizable. The realization of the Company's remaining net deferred tax asset is more likely than not due to the Company's ability to carry back losses generated by the realization of the tax effects of existing current temporary differences to taxes paid in previous periods. Management believes that it is more likely than not that the Company will realize the benefits of the remaining net deferred tax asset existing at April 5, 1997. The change in the valuation allowance from fiscal year 1996 to fiscal year 1997 was $898.

         The Internal Revenue Service ("IRS") is conducting an examination of the Company's fiscal years 1991 through 1995 federal income tax returns. On July 29, 1996, the Company received notice from the IRS of proposed adjustments for fiscal year 1991. The Company, after consultation with tax counsel, continues to believe in the propriety of its positions as set forth in its tax returns and has filed a letter of protest with the IRS appeals office. No findings have been issued for fiscal years 1992 through 1995. The Company believes the ultimate resolution of the examinations will not result in a material impact on the Company's consolidated financial position, results of operations or liquidity.

(8)      STOCKHOLDERS' EQUITY

         Stock Options

         The Company has granted stock options under its 1985 Incentive Stock Option Plan, its 1987 Incentive Stock Option Plan and Non-Qualified Stock Option Plan, its 1992 Stock Incentive Plan and its 1996 Stock Incentive Plan, generally at prices equal to the estimated fair market value of the Company's common stock at date of grant. In the future, the Company intends to grant options only under its 1996 Stock Incentive Plan. The 1985 Incentive Stock Option Plan and the 1987 Incentive Stock Option Plan allow a maximum of 458,000 and 2,072,000 shares to be issued in the aggregate, respectively. In addition, in connection with the acquisition of SF2 (see note 11) the Company assumed outstanding options to purchase 236,000 shares under the 1988 Stock Option Plan of SF2.

         The 1992 Stock Incentive Plan provides for the grant by the Company of stock options, stock bonuses/purchases and stock appreciation rights to acquire up to an aggregate of not more than the greater of 5% of the authorized shares of the Company's common stock or 15% of the total number of shares outstanding as of the Company's prior fiscal year-end, the aggregate number of options and rights outstanding not to exceed 30% of the then outstanding common stock of the Company. The maximum number of shares available in any case under the plan is 4,079,960.

         The 1996 Stock Incentive Plan provides for the grant by the Company of incentive stock options or non-qualified stock options. The exercise price of the non-qualified stock options may not be less than 85% of the fair market value at the date of grant. The maximum number of shares is initially 2,250,000, increased each January 1, by a number equal to three percent of the number of shares outstanding as of the immediately preceding December 31. Notwithstanding the foregoing, the maximum number of incentive stock options is 2,250,000.

         In fiscal years 1994, 1992 and 1991, certain options were granted below the then determined fair value of the Company's common stock, resulting in compensation expense. Such compensation expense is being amortized through a charge to operations over the vesting period of four years and amounted to $14, $129 and $239 for fiscal years 1997, 1996 and 1995, respectively.

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

         The options granted typically vest over a period of four years from the date of grant. At April 5, 1997 and April 6, 1996, the number of options exercisable was 1,252,000 and 779,000, respectively, and the weighted-average exercise price of those options was $1.89 and $1.90, respectively.

         The per share weighted-average fair value of stock options granted during fiscal years 1997 and 1996 was $1.58 and $1.02, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: 1997 - expected dividend yield of 0%, risk-free interest rate of 6.84%, volatility of its stock over the expected life of the options of .5 and an expected life of six years; 1996 - expected dividend yield of 0%, risk-free interest rate of 6.17%, volatility of its stock over the expected life of the options of .5 and an expected life of six years.

         The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net income (loss) would have been the pro forma amounts indicated below:

                                                         1997            1996
                                                         ----            ----
         Net income (loss) as reported                $    5,704      $  (49,219)
                                                      ==========      ==========

         Pro forma net income (loss)                  $    4,601      $  (50,266)
                                                      ==========      ==========

         Net income (loss) per share as reported      $     0.21      $    (2.54)
                                                      ==========      ==========

         Pro forma net income (loss) per share        $     0.18      $    (2.59)
                                                      ==========      ==========

         Pro forma net income (loss) reflects only options granted in fiscal year 1997 and fiscal year 1996. Therefore, the full impact of calculating compensation cost for stock options under Statement 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to April 2, 1995 is not considered.

         A summary of all stock option transactions follows (in thousands, except per share data):

                                                         WEIGHTED
                                                         AVERAGE
                                           SHARES     EXERCISE PRICE
                                           ------     --------------
Options outstanding at April 2, 1994       1,899          $3.12
Granted                                    1,011           4.00
Exercised                                   (751)           .55
Canceled                                    (218)          4.63
                                           -----
Options outstanding at April 1, 1995       1,941          $1.40
Granted                                    2,262           1.92
Exercised                                    (29)           .88
Canceled                                    (938)          2.05
                                           -----
Options outstanding at April 6, 1996       3,236          $1.88
Granted                                    1,660           2.75
Exercised                                   (311)          1.72
Canceled                                    (359)          2.06
                                           -----
Options outstanding at April 5, 1997       4,226          $2.22
                                           =====

         Stock Purchase Warrants

         At April 5, 1997, warrants to purchase 500,000 shares of the Company's common stock at a price of $2.00 per share were outstanding. The warrants were issued in July 1996 to an entity affiliated with the Company's major stockholder and Chairman of the Board in connection with collateralizing the Company's line of credit (see note 12), and expire July 1, 2001. At April 5, 1997 all such warrants were exercisable.

         At April 5, 1997, warrants to purchase 508,824 shares of the Company's common stock at a price of $2.25 per share were outstanding. The warrants were issued in June 1996 to an entity affiliated with the Company's major stockholder and Chairman of the Board in connection with non-refundable research and development funding (see note 12), and expire June 27, 2001. At April 5, 1997, all such warrants were exercisable.

         At April 5, 1997, warrants to purchase 250,000 shares of the Company's common stock at a price of $6.00 per share were outstanding. The warrants were issued in fiscal year 1995 in connection with the acquisition of certain assets and the assumption of certain liabilities of Raxco, Inc. (see note 11), and expire December 31, 1999. At April 5, 1997, all such warrants under this agreement were exercisable.

         At April 5, 1997, warrants to purchase 20,000 shares of the Company's common stock at a price of $8.50 per share were outstanding. The warrants were issued in fiscal year 1994 to a principal stockholder in connection with the unsecured loan of $2,000 from the stockholder. At April 5, 1997, all such warrants were exercisable.

         Employee Stock Purchase Plan

         On March 31, 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the "Purchase Plan") allowing for an aggregate of 500,000 shares of the Company's common stock. Under the Purchase Plan, the Board may authorize participation by eligible employees, including officers, in periodic six month offerings following the commencement of the Purchase Plan. The price of the Company's common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Company's common stock at the commencement date of each offering period or the relevant purchase date. During fiscal years 1997 and 1996, 39,529 and 35,102 shares of stock, respectively, were issued pursuant to this plan.

         Directors' Non-Qualified Stock Option Plan

         On March 31, 1994, the Company adopted the Directors' Non-Qualified Stock Option Plan (the "Director Plan"). A total of 150,000 shares of the Company's common stock are reserved for issuance under the Director Plan. Under the Director Plan non-qualified options to purchase 10,000 shares were granted to each non-employee director of the Company upon the closing of the Company's initial public offering. Non-employee directors appointed to the Board of Directors after the initial public offering also receive a non-qualified option to purchase 10,000 shares of common stock. In addition, each non-employee director who has served as a director for at least one year will receive an option to purchase 2,500 shares of common stock following each annual meeting of stockholders; provided that he or she continues to be a director of the Company immediately following each meeting. The exercise price per share of each option granted under the Director Plan will be the fair market value of the Company's common stock on the date the option is granted, except that the initial grants to directors, upon the closing of the Company's initial public offering had an exercise price per share of $9.00 per share, the price to the public in the initial public offering. As of April 5, 1997, options to purchase 42,500 shares of common stock were outstanding, of which 38,750 were exercisable.

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

         Future minimum lease payments at April 5, 1997 under all noncancelable operating facility and equipment leases for subsequent fiscal years are as follows:

                  1998                                     $ 3,908
                  1999                                       2,991
                  2000                                       2,065
                  2001                                       1,767
                  2002                                       1,523
                  Thereafter                                 2,000
                                                           -------
                                                           $14,254
                                                           =======

         Rent expense totaled $4,237, $4,373 and $3,374, for fiscal years 1997, 1996 and 1995, respectively.

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

         In addition to the above disclosed item, the Company is from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

         A summary of the Company's operations by geographic area is presented below:

                                     1997             1996            1995
                                     ----             ----            ----
Revenue:
    United States                  $ 124,704       $ 105,153       $  94,879
    Europe                            41,503          35,795          49,104
    Transfers between areas          (12,480)         (9,034)        (16,666)
                                   ---------       ---------       ---------
Total revenue                      $ 153,727       $ 131,914       $ 127,317
                                   =========       =========       =========

Operating income (loss):
    United States                  $    (188)      $ (43,005)      $ (26,405)
    Europe                             5,073          (1,399)          5,413
                                   ---------       ---------       ---------
Total operating income (loss)      $   4,885       $ (44,404)      $ (20,992)
                                   =========       =========       =========

Identifiable assets:
    United States                  $  59,037       $  65,513       $  73,244
    Europe                            24,555          18,510          29,207
                                   ---------       ---------       ---------
Total assets                       $  83,592       $  84,023       $ 102,451
                                   =========       =========       =========

         No single customer accounted for more than 10% of revenue in fiscal years 1997, 1996 and 1995.

(11)     ACQUISITIONS AND DISPOSITIONS

         Sale of Patents

         Effective February 9, 1996, the Company entered into an agreement with EMC Corporation ("EMC"), whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company will receive for these rights include: (a) $30,000 to be received in six equal annual installments of $5,000 each, the first which was received upon closing of the agreement on February 9, 1996, the remaining payments to be received beginning January 1997 and in each of the subsequent four years; and (b) royalty payments in the aggregate of up to a maximum of $30,000 over the term of the agreement, of which a minimum of $10,000 will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. Included in other income and net product revenue for fiscal years 1997 and 1996 are $3,750 and $1,250, and $2,000 and $500, respectively, related to this agreement. Included in deferred income at April 5, 1997 and April 6, 1996, is $3,750 related to this agreement. In addition, the Company also received an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market, and sell the technology protected under the aforementioned patents. Pursuant to the terms and conditions of the agreement, this license will terminate in the event of a change in control of the Company involving certain acquirers. As part of the agreement, the Company and EMC granted to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the agreement for a period of five years.

         National Peripherals, Inc.

         Effective April 2, 1995, the Company acquired all the outstanding stock of National Peripherals, Inc. ("NPI"), a privately held provider of cross-platform RAID-based storage solutions for the Open Systems computing environment.

         Consideration paid in the NPI acquisition included: (a) payments of $2,608 in cash to NPI and its stockholders, (b) promissory notes in the aggregate amount of $2,000 bearing 6% interest per annum and payable in two equal annual installments beginning April 1996 (see note 6), (c) guaranteed earnout payments in the aggregate amount of $3,000 and payable in three equal annual installments beginning in April 1996, and (d) acquisition costs of $406. In addition, the acquisition agreement provides for contingent payments of up to $1,000 payable in April 1998 based on certain performance criteria. The Board of Directors approved the payment of the contingent $1,000 payment during the fourth quarter of fiscal year 1997. The accelerated timing of the payment was based on the over-achievement of the performance criteria as set forth in the amended NPI stock purchase agreement. The allocation of the purchase price at the time of acquisition is summarized as follows:

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

         The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of the acquired assets and assumed liabilities have been included with those of the Company since the effective date of acquisition. Goodwill acquired as part of the transaction is being amortized on a straight-line basis over 10 years, based on management's estimate of the economic lives of the assets acquired. During fiscal year 1996, the Company increased goodwill related to the acquisition of NPI in the amount $1,962. The increase was primarily due to the further evaluation of the net assets acquired in the transaction. During fiscal year 1997, the Company further increased goodwill $1,000 as a result of the contingent payment made based on certain performance criteria pursuant to the terms of the acquisition agreement. The amortization of the goodwill will result in quarterly and annual operating charges of approximately $324 and $1,296, respectively.

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

         This acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of the acquired assets and assumed liabilities have been included with those of the Company since the effective date of acquisition. Goodwill acquired as part of the transaction is being amortized on a straight-line basis over 10 years, based on management's estimate of the economic lives of the assets. During fiscal year 1996, the Company increased goodwill related to the acquisition of the Raxco assets and assumed liabilities in the amount of $82. The increase was primarily due to the further evaluation of the assumed liabilities. The amortization of the goodwill will result in quarterly and annual operating charges of $153 and $612, respectively.

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

         In the fourth quarter of fiscal year 1996, the Company took a charge of $14,244 to write-off the remaining unamortized goodwill associated with the SI acquisition. This impairment was based on management's current estimates of the remaining economic value and life of the acquired assets related to the goodwill.

         SCR Technologies/SF2 Corporation

         During fiscal year 1992, the Company completed two acquisitions: on December 10, 1991, the Company purchased all of the capital stock of SCR Technologies ("SCR") for 118,000 shares of the Company's common stock aggregating $1,000 excluding a performance based contingency payment of $736. As the performance criteria were not met, no contingent payment was required. Prior to the acquisition, SCR was the Company's distributor in France. The purchase price of $1,000 was allocated as follows: $2,637 to tangible assets, $5,326 to liabilities and $3,689 to goodwill.

         In the fourth quarter of fiscal year 1996, the Company took a charge of $2,347 to write-off the remaining unamortized goodwill associated with the SCR Technologies acquisition. This impairment was based on management's current estimates of the remaining economic value and life of the assets acquired.

         In March 1992, the Company also acquired all of the capital stock of SF2 Corporation ("SF2"), a development stage company, which had incurred research and development costs approximating $18,258. The acquired research and development had not reached technological feasibility and had no alternative future use at the time of acquisition, and was therefore charged to operations. The purchase price included 1,589,000 shares of the Company's common stock, the assumption of SF2 stock options to purchase 236,000 shares of the Company's common stock (see note 8), the assumption of SF2 warrants to purchase 6,100 shares of the Company's common stock and acquisition costs aggregating $15,616.

         In the fourth quarter of fiscal year 1995, the Company took a charge of $411 to write-off the remaining unamortized goodwill associated with the SF2 acquisition. This impairment was based on management's current estimates of the remaining economic value and life of the acquired assets related to the goodwill.

(12)     RELATED PARTY TRANSACTIONS

      Effective April 7, 1996, the Company entered into an agreement with NFT Ventures, Inc. ("NFT"), an entity affiliated with the Company's major stockholder and Chairman of the Board, whereby NFT agreed to provide the Company with up to $2,400 of non-refundable research and development funding based on actual research and development expenses incurred in connection with new and enhanced Backup-UNET software products, the RLM Software Products Group and the Open Media Products Group. The Company has received $1,628 under this agreement but does not anticipate any additional funding under this agreement. The consideration NFT received for the funding commitment included: (a) an irrevocable, worldwide, nonexclusive license to develop, market and sell certain defined new or substantially enhanced software products developed by the Company; (b) the right to royalty payments based on the revenue recognized by the Company from sale of the defined software products that are sold within four years of the effective date of the agreement; and (c) warrants to purchase up to 750,000 shares of the Company's common stock with an exercise price of $2.25 per share. The warrants expire on June 27, 2001. Based on the total of $1,628 of NRE funding received, warrants to purchase up to 508,824 shares of the Company's common stock have been issued.

         On July 19, 1995, the Company entered into an agreement (the "Agreement") whereby it received a loan of approximately $10,000 from NFT V2, an entity affiliated with the Company's major stockholder and Chairman of the Board. Pursuant to the Agreement, the Company issued a long-term, secured subordinated note (the "Note") to NFT V2, which bears annual interest of 10.75% and was repayable in two equal installments, the first installment being due and payable in January 1997, the second in July 1997. Pursuant to the terms of the agreement, the Note was convertible at the lender's option into common stock of the Company 90 days after the date of the agreement at a price per common share equal to the then fair market value of such stock. Proceeds from the loan are being used for working capital purposes.

         During the second quarter of fiscal year 1996, the Company entered into an agreement with NFT V2, whereby pursuant to the terms of the agreement, the Company licensed certain software products to NFT V2 for commercial use and resale. As consideration for the licenses, the Company received $650 credit against amounts owing to NFT V2 under the Agreement and has access to certain product enhancements to be developed by NFT V2.

         On April 11, 1996, NFT V2 exercised its right to convert current principal and accrued interest outstanding thereunder of $10,113, under the Note, into 5,992,665 shares of the Company's common stock at the current market price of $1.6875 per share on the day of conversion. After giving effect to the conversion, NFT V2 and related entities hold approximately 13,699,461 shares of the Company's common stock, or approximately 54 percent of shares outstanding at the date of conversion. The common stock provided to NFT V2 as part of the conversion was not registered under the Securities Act of 1933, and NFT V2 has indicated that it is acquiring the shares for investment purposes only.

         In May 1996, the Company's line of credit agreement with Greyrock Business Credit was amended to increase the line of credit to $30,000 based on additional pledged collateral by an affiliate of NFT, an entity affiliated with the Company's major stockholder and Chairman of the Board. As consideration for the guaranty, the Company issued warrants to purchase up to 500,000 shares of the Company's common stock at a price of $2.00 per share (see notes 6 and 8).

(13)     EMPLOYEE BENEFITS

         The Company maintains an employee savings plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Company's contributions to the plan are determined at the discretion of the Board of Directors. During fiscal years 1997, 1996 and 1995, the Company made no contributions to the plan.

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

         At April 5, 1997, the Company's total remaining obligations relating to the non-recurring charges were $1,214 and are included in accrued liabilities.

(15)     QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for continuing operations for fiscal years 1997 and 1996 are as follows:

                                                                     Net
                                                                 Income (Loss)
                                                                 Per Common &
                                                     Net            Common-
                   Total Revenues  Gross Profit  Income (Loss)  Equivalent Share
                   --------------  ------------  -------------  ----------------
1997:
  Fourth quarter      $ 42,131      $14,543      $  2,249           $ 0.08
  Third quarter         38,908       12,658         1,767             0.07
  Second quarter        36,511       11,597         1,231             0.05
  First quarter         36,177       11,126           457             0.02
                      --------      -------      --------

Total                 $153,727      $49,924      $  5,704
                      ========      =======      ========

1996:
  Fourth quarter      $ 28,939      $ 2,848      $(38,344)          $(1.97)
  Third quarter         35,077       11,262        (3,238)           (0.17)
  Second quarter        34,346       10,660        (3,380)           (0.17)
  First quarter         33,552       10,925        (4,257)           (0.22)
                      --------      -------      --------

Total                 $131,914      $35,695      $(49,219)
                      ========      =======      ========

         During the fourth quarter of fiscal year 1996, the Company recorded approximately $19,806 of charges related to asset write-downs and increased inventory reserves. In addition, the Company accrued $2,088 for the settlement of a shareholder lawsuit and related legal costs, $1,855 for sales and use tax liability and $1,450 for related interest and penalties, and $1,777 for restructuring and severance costs.

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

(16)      SUBSEQUENT EVENT (UNAUDITED)

         Effective June 12, 1997, the Company entered into an agreement with Greyrock Business Credit whereby under an asset secured domestic line of credit, the Company may borrow up to $30,000, limited by the value of pledged collateral. As part of the agreement, Silicon Valley Bank has a participation interest. The agreement allows the Company to borrow at a blended rate of prime rate plus 1.67%. The initial term of the agreement is for one year and automatically and continuously renews for a subsequent year, unless terminated by either party per the agreement.

                                                                     SCHEDULE II



                           MTI TECHNOLOGY CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

     FOR THE FISCAL YEARS ENDED APRIL 5, 1997, APRIL 6, 1996, APRIL 1, 1995
                                 (IN THOUSANDS)

                                                     CHARGED TO                       BALANCE
                                        BALANCE AT   REVENUE,                           AT
                                        BEGINNING    COSTS AND                        END OF
         DESCRIPTION                    OF PERIOD    EXPENSES(1)      DEDUCTIONS      PERIOD
         -----------                    ---------    -----------      ----------      ------
Year ended April 5, 1997
     Allowance for doubtful accounts
          and sales returns               $5,437      $  4,165          $  (319)      $9,283
                                          ======      ========          =======       ======

     Allowance for inventory
          obsolescence                    $3,944      $  3,238          $(3,687)      $3,495
                                          ======      ========          =======       ======

Year ended April 6, 1996
     Allowance for doubtful accounts
          and sales returns               $9,986      $ (4,395)(2)      $  (154)      $5,437
                                          ======      ========          =======       ======

     Allowance for inventory
          obsolescence                    $8,613      $  4,056          $(8,725)      $3,944
                                          ======      ========          =======       ======

Year ended April 1, 1995
     Allowance for doubtful accounts
          and sales returns               $2,315      $  7,770          $   (99)      $9,986
                                          ======      ========          =======       ======

     Allowance for inventory
          obsolescence                    $2,476      $ 10,600          $(4,463)      $8,613
                                          ======      ========          =======       ======





(1) The allowance for sales returns is recorded as a charge to revenue, the allowance for doubtful accounts is charged to selling, general and administrative expenses, and the allowance for inventory obsolescence is charged to product cost of revenue.

(2) Includes amounts related to the recognition of receivables whose related revenue was not recognized until fiscal year 1996.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

10.48       Loan and Security Agreement between the Company and
            Greyrock Business Credit, dated May 23, 1997, and
            Schedule thereto.

21.1        Subsidiaries of the Company.

23.1        Consent of KPMG Peat Marwick LLP.

27          Financial Data Schedule