Form 10-Q
period 1997-07-05
MTI TECHNOLOGY CORP
filed 1997-08-19
CIK 901696

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

  X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
              EXCHANGE ACT OF 1934

                   For the Quarterly period ended July 5, 1997

                                       OR


              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
              SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from      to
                                                      ------  ------
                         Commission file number 0-23418


                           MTI TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                            95-3601802
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

     The number of shares outstanding of the issuer's common stock, $.001 par value, as of August 11, 1997 was 25,908,360.

                           MTI TECHNOLOGY CORPORATION
                                      INDEX


                                                                                Page
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets as of July 5, 1997 and
                  April 5, 1997                                                    3

                Condensed Consolidated Statements of Income for the Three
                  Months Ended July 5, 1997 and July 6, 1996                       4

                Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended July 5, 1997 and July 6, 1996                       5

                Notes to Condensed Consolidated Financial Statements               6

        Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                              7

PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                                  11

                           MTI TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                             JULY 5,        APRIL 5,
                                                                                              1997            1997
                                                                                            --------        --------
                                                               ASSETS

Current assets:
  Cash and cash equivalents                                                                 $  4,733        $  3,487
  Short-term investments                                                                           -             850
  Accounts receivable, net                                                                    31,577          31,899
  Inventories                                                                                 16,502          14,637
  Deferred income tax benefit                                                                    960             960
  Prepaid expenses and other receivables                                                       3,473           2,862
                                                                                            --------        --------
      Total current assets                                                                    57,245          54,695
Property, plant and equipment, net                                                            11,917          13,220
Intangible assets and goodwill, net                                                           14,536          15,027
Other                                                                                            698             650
                                                                                            --------        --------
                                                                                            $ 84,396        $ 83,592


                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                                     $ 17,587        $ 22,102
  Current maturities of long-term debt                                                         1,626           1,851
  Accounts payable                                                                            15,754          14,347
  Accrued liabilities                                                                         17,261          15,622
  Deferred income                                                                             12,303          13,040
                                                                                            --------        --------
      Total current liabilities                                                               64,531          66,962
Long-term debt, less current maturities                                                            -               6
Deferred income                                                                                  182             242
Other                                                                                              5               5
                                                                                            --------        --------
      Total liabilities                                                                       64,718          67,215
                                                                                            --------        --------
Stockholders' equity:
  Preferred stock, $.001 par value; authorized 5,000 shares; issued
    and outstanding, none                                                                          -               -
  Common stock, $.001 par value; authorized 40,000 shares; issued
    (including treasury shares) and outstanding 26,604 and 26,537
    shares at July 5 and April 5, 1997, respectively                                              26              26
  Additional paid-in capital                                                                  88,883          88,780
  Accumulated deficit                                                                        (64,913)        (68,010)
  Less cost of treasury stock (755 shares at July 5 and April 5, 1997)                        (2,788)         (2,788)
  Cumulative foreign currency translation adjustments                                         (1,530)         (1,631)
                                                                                            --------        --------
      Total stockholders' equity                                                              19,678          16,377
                                                                                            --------        --------
                                                                                            $ 84,396        $ 83,592
                                                                                            ========        ========


     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                 JULY 5,     JULY 6,
                                                                  1997        1996
                                                                 -------     -------
Net product revenue                                              $35,258     $27,604
Service revenue                                                    8,517       8,573
                                                                 -------     -------
      Total revenue                                               43,775      36,177

Product cost of revenue                                           23,005      20,059
Service cost of revenue                                            4,892       4,992
                                                                 -------     -------
      Total cost of revenue                                       27,897      25,051

      Gross profit                                                15,878      11,126
                                                                  ------     -------

Operating expenses:
   Selling, general and administrative                             9,699       8,578
   Research and development                                        2,980       2,291
                                                                 -------     -------
      Total operating expenses                                    12,679      10,869

      Operating income                                             3,199         257

Other income, net                                                    559         200
                                                                 -------     -------

Income before income taxes                                         3,758         457
Income tax expense                                                   664           -
                                                                 -------     -------
      Net income                                                 $ 3,094     $   457
                                                                 =======     =======

Income per common and common equivalent share                    $  0.11     $  0.02
                                                                 =======     =======

Weighted average common and common equivalent shares              28,459      26,136
                                                                 =======     =======


     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          THREE MONTHS  ENDED
                                                                        ------------------------
                                                                         JULY 5,        JULY 6,
                                                                          1997            1996
                                                                        --------        --------
Net cash provided by (used in) operating activities                     $  6,141        $ (5,568)
                                                                        --------        --------

Cash flows from investing activities:
      Capital expenditures for property, plant
        and equipment, net                                                (1,048)           (700)
      Maturities of short-term investments                                   850               -
                                                                        --------        --------
      Net cash used in investing activities                                 (198)           (700)
                                                                        --------        --------

Cash flows from financing activities:
      Borrowings under notes payable, net of acquisitions                 29,108          30,747
      Proceeds from issuance of common stock and
        exercise of options and warrants                                      96             142
      Repayment of notes payable                                         (33,855)        (24,697)
                                                                        --------        --------
      Net cash provided by (used in) financing activities                 (4,651)          6,192
                                                                        --------        --------

Effect of exchange rate changes on cash                                      (46)           (157)
                                                                        --------        --------

Net increase (decrease) in cash and cash equivalents                       1,246            (233)

Cash and cash equivalents at beginning of period                           3,487           4,055
                                                                        --------        --------

Cash and cash equivalents at end of period                              $  4,733        $  3,822
                                                                        ========        ========

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
        Interest                                                        $    702        $    763
        Income taxes                                                          89              77


     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 5, 1997. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of July 5, 1997, and the condensed consolidated results of operations and cash flows for the three month periods ended July 5, 1997 and July 6, 1996. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. References to amounts are in thousands, except share and per share data, unless otherwise specified.

2. Inventories consist of the following:


                                           JULY 5,      APRIL 5,
                                            1997          1997
                                          -------       -------
           Raw Materials                  $ 6,163       $ 5,788
           Work in Process                     20            10
           Finished Goods                  10,319         8,839
                                          -------       -------
                                          $16,502       $14,637
                                          =======       =======

3. Income per common and common equivalent share was computed based on the weighted average number of common and common equivalent shares outstanding during the periods presented. The Company has granted certain stock options which have been treated as common equivalents in computing both primary and fully diluted income per share, except in those periods where such inclusion would be antidilutive. The primary and fully dilutive income per share computations are approximately the same.

PART 1 - ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

OVERVIEW

        MTI's historic revenues have been achieved through introductions of new or updated products, expansion of the Company's international operations, and through acquisitions. The Company has attempted to increase its focus on expanding its product and service offerings for the Open Systems computing environment and decrease its historic dependence on sales and service from Digital Equipment Corporation ("DEC") computing environment. Product revenue from the Open Systems marketplace (as compared to DEC) increased from approximately 21% for fiscal 1995, to approximately 76% for fiscal 1997, and to approximately 84% for the first quarter of fiscal 1998, reflecting the Company's commitment to its strategy of expanding the revenue contribution from sales to the Open Systems data storage market.

        Effective April 2, 1995, the Company acquired National Peripherals, Inc. ("NPI"), a privately-held provider of cross-platform RAID based storage solutions for the Open Systems computing environment. Consideration paid in the NPI acquisition included: (a) payments of $2.6 million in cash to NPI and its stockholders, (b) promissory notes in the aggregate amount of $2.0 million bearing 6% interest per annum and payable in two equal annual installments beginning April 1996, (c) guaranteed earnout payments in the aggregate amount of $3.0 million and payable in three equal annual installments beginning in April 1996, and (d) acquisition costs of $0.4 million. In addition, the acquisition agreement provides for contingent payments of up to $1.0 million payable in April 1998 based on certain performance criteria. The Board of Directors approved the payment of the contingent $1.0 million payment during the fourth quarter of fiscal 1997. The accelerated timing of the payment was based on the over-achievement of the performance criteria as set forth in the amended NPI stock purchase agreement. As a result of the NPI acquisition, MTI increased its presence in the Open Systems marketplace by adding approximately 18 salespeople at the time of acquisition who were exclusively focused on Open Systems sales opportunities. The NPI acquisition was part of the Company's strategy to expand its product lines and increase revenue from the non-DEC marketplace.

        Effective February 9, 1996, the Company entered into an agreement with EMC Corporation ("EMC"), whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company will receive for these rights includes: (a) $30.0 million to be received in six equal annual installments of $5.0 million, the first of which was received upon closing of the agreement on February 9, 1996, the second of which was received January 1997, and the remaining payments to be received in each of the subsequent three years beginning January 1998; and (b) royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the agreement, of which a minimum of $10.0 million will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. The first annual installment of $2.0 million was received in March 1997. In addition, the Company also received an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the aforementioned patents. Pursuant to the terms and conditions of the agreement, this license will terminate in the event of a change of control of the Company involving certain identified acquirers. As part of the agreement, the Company and EMC granted to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the agreement for a period of five years.

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

The non-historical information in this Form 10-Q includes forward-looking statements which involve risks and uncertainties. The actual results for the Company may differ materially from those described in any forward-looking statement. Factors that might cause such a difference include, but are not limited to, those discussed in this Form 10-Q including those described in the preceding two paragraphs. Additional information on potential factors that could affect the Company's financial results are included in the Company's Annual Report on Form 10-K for the year ended April 5, 1997.

RESULTS OF OPERATIONS

        The following table sets forth selected items from the Condensed Consolidated Statements of Income as a percentage of net revenues for the periods indicated, except for product gross profit and service gross profit, which are expressed as a percentage of the related revenue. This information should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein:


                                       FOR THE THREE MONTHS ENDED
                                       --------------------------
                                            JULY 5,     JULY 6,
                                             1997        1996
                                            -------     -------
Net product revenue                          80.5%        76.3%
Service revenue                              19.5         23.7
                                            -----        -----
     Total revenue                          100.0        100.0

Product gross profit                         34.8         27.3
Service gross profit                         42.6         41.8
                                            -----        -----
     Gross profit                            36.3         30.8

Selling, general and administrative          22.2         23.8
Research and development                      6.8          6.3
                                            -----        -----
     Operating income                         7.3          0.7

Other income, net                             1.3          0.6
Income tax expense                            1.5            -
                                            -----        -----
     Net income                               7.1%         1.3%
                                            =====        =====


Net Product Revenue: Net product revenue increased $7.7 million, or 27.7% over the same quarter of the prior year. This increase was primarily due to increased revenue of $4.3 million from optical/tape products, primarily the mid-range 1500 series of automated DLT tape libraries. In addition, software revenue and server revenue increased $2.2 million and $1.2 million, respectively, over the same period of the prior year.

Service Revenue: Service revenue was $8.5 million for the first quarter fiscal 1998, essentially the same as the first quarter of the prior year.

Product Gross Profit: Product gross profit was $12.3 million for the first quarter of fiscal 1998, an increase of $4.7 million, or 62.4% over the same quarter of the preceding year, and the gross profit percentage of net product sales was 35% for the first quarter of fiscal 1998 as compared to 27% for the same period of the prior year. The increase in the product gross profit percentage was primarily due to increased operating efficiencies in the manufacturing process as a result of improved inventory management and increased product throughput.

Service Gross Profit: Service gross profit was $3.6 million for the first quarter of fiscal 1997 and the first quarter of fiscal 1998. The gross profit percentage of service revenue increased to 42.6% in the first quarter of fiscal 1997 from 41.8% in the same quarter of the preceding year.

Selling, General and Administrative: Selling, general and administrative expenses for the first quarter of fiscal 1998 increased $1.1 million, or 13.1% from the same quarter of the preceding year. This increase was primarily due to an increase in compensation-related sales costs due to increased staff and increased revenues.

Research and Development: Research and development expenses for the first quarter of fiscal 1998 increased $0.7 million, or 30.1% from the same quarter of the preceding year. This increase was primarily due to non-refundable research and development funding of $0.5 million received in the first quarter of fiscal 1997 and an increase in other expenses of $0.2 million.

Other Income, Net: Other income, net, increased $0.4 million, or 179.5% over the same period of the prior year. This increase was primarily due to reduced interest expense in the first quarter of fiscal 1998 as compared to the same period of the prior year as a result of decreased credit line balances and debt repayment.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents were $4.7 million at July 5, 1997, an increase of $1.2 million as compared to April 5, 1997, the prior fiscal year end. Net operating activities provided $6.1 million in the first quarter of fiscal 1998, primarily due to $6.3 million of net income adjusted for non-cash items and increased A/P and accrued liabilities of $3.1 million primarily due to increased trade purchases, partially offset by increased inventories of $2.8 million. Cash used in financing activities was $4.7 million, primarily as a result of payments made on the bank line borrowings and notes payable.

        The Company's average days sales outstanding were 66 days at the end of the first quarter of fiscal 1998, as compared to 61 days at the end of the same quarter of fiscal 1997. The increase is primarily due to increased volume resulting from increased revenue. The Company's average days sales outstanding at July 5, 1997 decreased from 76 days at April 5, 1997, the prior fiscal year end. The Company continues its efforts to reduce the average days sales outstanding.

        Stockholders' equity at the end of the first quarter of fiscal 1998 was $19.7 million as compared to $16.4 million at the end of fiscal 1997. The increase was primarily due to net income of $3.1 million.

        Effective June 12, 1997, the Company entered into an agreement with Greyrock Business Credit whereby under an asset secured domestic line of credit, the Company may borrow up to $30.0 million limited by the value of pledged collateral. The agreement allows the Company to borrow at a blended rate of prime rate plus 1.67%. The initial term of the agreement is for one year and automatically and continuously renews for a subsequent year, unless terminated by either party pursuant to the agreement. Borrowings outstanding under this agreement were $17.6 million and $19.9 at July 5, 1997 and August 14, 1997, respectively. The bank line of credit contains certain restrictive covenants. At July 5, 1997, the Company was in compliance with all such covenants.

        Effective February 9, 1996, the Company entered into an agreement with EMC, whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company will receive for these rights include: (a) $30.0 million to be received in six equal annual installments of $5.0 million each, the first of which was received upon closing of the agreement on February 9, 1996, the second of which was received January 1997, and the remaining payments to be received in each of the subsequent three years beginning January 1998; and (b) royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the agreement, of which a minimum of $10.0 million will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. The first annual installment of $2.0 million was received in March 1997.

        Management believes that the Company's working capital, bank lines of credit and cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for the next twelve months; however, in the longer term, the Company may require additional funds to support its working capital requirements including financing of accounts receivable and inventory, or for other purposes, and may seek to raise such funds through public or private equity financing, bank lines of credit or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.


                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27      Financial Data Schedule

(b)  Reports on Form 8-K:

     None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of August 1997.

                               MTI TECHNOLOGY CORPORATION



                               By:   /s/ Dale R. Boyd
                                  ------------------------------------------
                                   Dale R. Boyd
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number               Description                     Page
--------------               -----------                     ----

        27                   Financial Data Schedule           16