Form 10-Q
period 1997-10-04
MTI TECHNOLOGY CORP
filed 1997-11-18
CIK 901696

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended October 4, 1997


                                       OR


      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                      -------------     -------------

                         Commission file number 0-23418


                           MTI TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                       95-3601802
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
         The number of shares outstanding of the issuer's common stock, $.001 par value, as of November 10, 1997 was 27,389,300.

                           MTI TECHNOLOGY CORPORATION
                           --------------------------
                                      INDEX
                                      -----


                                                                                                  Page
                                                                                                  ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of October 4, 1997
                      and April 5, 1997                                                             3

                  Condensed Consolidated Statements of Income for the Three Months
                      Ended October 4, 1997 and October 5, 1996                                     4

                  Condensed Consolidated Statements of Income for the Six Months Ended
                      October 4, 1997 and October 5, 1996                                           5

                  Condensed Consolidated Statement ofCash Flows for the Six Months Ended
                      October 4, 1997 and October 5, 1996                                           6

                  Notes to Condensed Consolidated Financial Statements                              7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                             8

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities                                                            14

         Item 4.  Submission of Matters to a Vote of Security Holders                              14

         Item 6.  Exhibits and Reports on Form 8-K                                                 15


                           MTI TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                              OCTOBER 4,       APRIL 5,
                                                                                 1997            1997
                                                                              ----------       --------
        ASSETS

Current assets:
   Cash and cash equivalents                                                    $  4,341       $  3,487
   Short-term investments                                                             --            850
   Accounts receivable, net                                                       35,233         31,899
   Inventories                                                                    16,652         14,637
   Deferred income tax benefit                                                       960            960
   Prepaid expenses and other receivables                                          4,194          2,862
                                                                                 -------        -------
        Total current assets                                                      61,380         54,695
Property, plant and equipment, net                                                12,387         13,220
Intangible assets and goodwill, net                                               14,028         15,027
Other                                                                                881            650
                                                                                 -------        -------
                                                                                 $88,676        $83,592
                                                                                 =======        =======

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                                         $17,646        $22,102
   Current maturities of long-term debt                                            1,399          1,851
   Accounts payable                                                               18,994         14,347
   Accrued liabilities                                                            16,066         15,622
   Deferred income                                                                10,692         13,040
                                                                                 -------        -------
        Total current liabilities                                                 64,797         66,962
Long-term debt, less current maturities                                               --              6
Deferred income                                                                      114            242
Other                                                                                  4              5
                                                                                 -------        -------
        Total liabilities                                                         64,915         67,215
                                                                                 -------        -------
Stockholders' equity:
   Preferred stock, $.001 par value; authorized 5,000 shares; issued and
     outstanding, none                                                                --             --
   Common stock, $.001 par value; authorized 40,000 shares; issued
     (including treasury shares) and outstanding 26,819 and 26,537
     shares at October 4 and April 5, 1997, respectively                              27             26
   Additional paid-in capital                                                     89,286         88,780
   Accumulated deficit                                                           (60,847)       (68,010)
   Less cost of treasury stock (731 and 755 shares at
     October 4 and April 5, 1997, respectively)                                   (2,698)        (2,788)
   Cumulative foreign currency translation adjustments                            (2,007)        (1,631)
                                                                                 -------        -------
Total stockholders' equity                                                        23,761         16,377
                                                                                 -------        -------
                                                                                 $88,676        $83,592
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

                           MTI TECHNOLOGY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                                   THREE MONTHS ENDED
                                                               -------------------------
                                                               OCTOBER 4,     OCTOBER 5,
                                                                  1997           1996
                                                               ----------     ----------

Net product revenue                                               $37,983        $28,153
Service revenue                                                     8,813          8,358
                                                                  -------        -------
        Total revenue                                              46,796         36,511

Product cost of revenue                                            24,998         20,004
Service cost of revenue                                             5,161          4,910
                                                                  -------        -------
        Total cost of revenue                                      30,159         24,914

        Gross profit                                               16,637         11,597
                                                                  -------        -------

Operating expenses:
    Selling, general and administrative                             9,762          8,171
    Research and development                                        2,883          2,376
                                                                  -------        -------
        Total operating expenses                                   12,645         10,547

        Operating income                                            3,992          1,050

Other income, net                                                     605            331
                                                                  -------        -------

Income before income taxes                                          4,597          1,381
Income tax expense                                                    508            150
                                                                  -------        -------
        Net income                                                $ 4,089        $ 1,231
                                                                  =======        =======

Net income per common and common equivalent share                 $  0.14        $  0.05
                                                                  =======        =======

Weighted average common and common equivalent shares               29,598         26,007
                                                                  =======        =======




     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                              SIX MONTHS ENDED
                                                         -------------------------
                                                         OCTOBER 4,     OCTOBER 5,
                                                           1997            1996
                                                         ----------     ----------
Net product revenue                                         $73,241        $55,757
Service revenue                                              17,330         16,931
                                                            -------        -------
        Total revenue                                        90,571         72,688

Product cost of revenue                                      48,003         40,063
Service cost of revenue                                      10,053          9,902
                                                            -------        -------
        Total cost of revenue                                58,056         49,965

        Gross profit                                         32,515         22,723
                                                            -------        -------

Operating expenses:
    Selling, general and administrative                      19,461         16,749
    Research and development                                  5,863          4,667
                                                            -------        -------
        Total operating expenses                             25,324         21,416

        Operating income                                      7,191          1,307

Other income, net                                             1,164            531
                                                            -------        -------

Income before income taxes                                    8,355          1,838
Income tax expense                                            1,172            150
                                                            -------        -------
        Net income                                          $ 7,183        $ 1,688
                                                            =======        =======

Net Income per common and common equivalent share           $  0.25        $  0.06
                                                            =======        =======

Weighted average common and common equivalent shares         29,028         26,070
                                                            =======        =======




     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   SIX MONTHS ENDED
                                                                               ------------------------
                                                                               OCTOBER 4,    OCTOBER 5,
                                                                                 1997           1996
                                                                               ----------    ----------

Net cash provided by (used in) operating activities                             $  6,918       $   (254)
                                                                                --------       --------

Cash flows from investing activities:
        Capital expenditures for property, plant
          and equipment, net                                                      (2,636)        (1,725)
        Maturities of short-term investments                                         850             --
        Payments received on note receivable                                          85             --
                                                                                --------       --------
        Net cash used in investing activities                                     (1,701)        (1,725)
                                                                                --------       --------

Cash flows from financing activities:
        Borrowings under notes payable                                            64,031         56,194
        Proceeds from issuance of common stock and
         exercise of options and warrants                                            560            267
        Repayment of notes payable                                               (68,946)       (53,380)
                                                                                --------       --------
        Net cash provided by (used in) financing activities                       (4,355)         3,081
                                                                                --------       --------

Effect of exchange rate changes on cash                                               (8)          (219)
                                                                                --------       --------

Net increase in cash and cash equivalents                                            854            883

Cash and cash equivalents at beginning of period                                   3,487          4,055
                                                                                --------       --------

Cash and cash equivalents at end of period                                      $  4,341       $  4,938
                                                                                ========       ========

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
          Interest                                                              $  1,291       $    866
          Income taxes                                                               250             22



     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 5, 1997. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of October 4, 1997, and the condensed consolidated results of operations and cash flows for the three month and six month periods ended October 4, 1997 and October 5, 1996. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. References to amounts are in thousands, except share and per share data, unless otherwise specified.

2. Inventories consist of the following:


                                                   OCTOBER 4,      APRIL 5,
                                                      1997           1997
                                                   ----------      --------

         Raw Materials                                $ 6,138       $ 5,788
         Work in Process                                  282            10
         Finished Goods                                10,232         8,839
                                                      -------       -------
                                                      $16,652       $14,637
                                                      =======       =======

3. Net income per common and common equivalent share was computed based on the weighted average number of common and common equivalent shares outstanding during the periods presented. The Company has granted certain stock options which have been treated as common equivalents in computing both primary and fully diluted net income per share, except in those periods where such inclusion would be antidilutive. The primary and fully dilutive net income per share computations are approximately the same.

4. On October 21, 1997, warrants to purchase 500,000 shares of the Company's common stock at a price of $2.00 per share were exercised by an entity affiliated with the Company's major stockholder and Chairman of the Board.

         On October 21, 1997, warrants to purchase 508,824 shares of the Company's common stock at a price of $2.25 per share were exercised by an entity affiliated with the Company's major stockholder and Chairman of the Board.

         On October 15, 1997, 161,830 shares of the Company's common stock were issued to AXENT Technologies, Inc. (formally Raxco, Inc.), in exchange for the surrender of warrants to purchase 250,000 shares of the Company's common stock at a price of $6.00 per share. Pursuant to the terms of the warrants, in lieu of exercising the warrants for cash, the holder elected to have withheld from the number of shares otherwise deliverable, shares having a fair market value equal to the aggregate warrant exercise price.


PART 1 - ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------


OVERVIEW

         MTI's historic revenues have been achieved through introductions of new or updated products, expansion of the Company's international operations, and through acquisitions. The Company has attempted to increase its focus on expanding its product and service offerings for the Open Systems computing environment and decrease its historic dependence on sales and service from the Digital Equipment Corporation ("DEC") computing environment. Product revenue from the Open Systems marketplace (as compared to DEC) increased from approximately 21% for fiscal 1995, to approximately 76% for fiscal 1997, and to approximately 92% for the second quarter of fiscal 1998, reflecting the Company's commitment to its strategy of expanding the revenue contribution from sales to the Open Systems data storage market.

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

         Effective February 9, 1996, the Company entered into an agreement with EMC Corporation ("EMC"), whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company will receive for these rights includes: (a) $30.0 million to be received in six equal annual installments of $5.0 million, the first of which was received upon closing of the agreement on February 9, 1996, the second of which was received January 1997, and the remaining payments to be received in each of the subsequent three years beginning January 1998; and (b) royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the agreement, of which a minimum of $10.0 million will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. The first annual installment of minimum royalty payments equal to $2.0 million was received in March 1997. In addition, the Company also received an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the aforementioned patents. Pursuant to the terms and conditions of the agreement, this license will terminate in the event of a change of control of the Company involving certain identified acquirers. As part of the agreement, the Company and EMC granted to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the agreement for a period of five years.

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

         The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue in the future. These fluctuations have been and may continue to be caused by a number of factors, including competitive pricing pressures, the timing of customer orders (a large majority of which have historically been placed in the last month of each quarter), the introduction of new products and new versions of the Company's products, shifts in product mix and the timing of sales and marketing and research and development expenditures. Future operating results may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative products, the introduction of new products by the Company's competitors and decreases in gross profit margin for mature products. There can be no assurance that the Company will be profitable on a quarter-to-quarter or annual basis.

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


                                       FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                       --------------------------       ---------------------------
                                       OCTOBER 4,      OCTOBER 5,        OCTOBER 4,       OCTOBER 5,
                                         1997            1996              1997             1996
                                       ----------      ----------       -----------       ---------

Net product revenue                       81.2%           77.1%             80.9%           76.7%
Service revenue                           18.8            22.9              19.1            23.3
                                         -----           -----             -----           -----
     Total revenue                       100.0           100.0             100.0           100.0

Product gross profit                      34.2            28.9              34.5            28.1
Service gross profit                      41.4            41.3              42.0            41.5
                                         -----           -----             -----           -----
     Gross profit                         35.6            31.8              35.9            31.3

Selling, general and administrative       20.9            22.4              21.5            23.1
Research and development                   6.2             6.5               6.5             6.4
                                         -----           -----             -----           -----
     Operating income                      8.5             2.9               7.9             1.8

Other income, net                          1.3             0.9               1.3             0.7
Income tax expense                         1.1             0.4               1.3             0.2
                                         -----           -----             -----           -----
     Net income                            8.7%            3.4%              7.9%            2.3%
                                         =====           =====             =====           =====

Net Product Revenue: Net product revenue for the second quarter of fiscal 1998 increased $9.8 million, or 34.9% over the same quarter of the prior year. This increase was primarily due to increased revenue of $8.7 million from optical/tape products, primarily the mid-range 1500 series of automated DLT tape libraries. In addition, software revenue and server revenue increased $1.0 million and $0.1 million, respectively, over the same period of the prior year.

Net product revenue for the first six months of fiscal 1998 increased $17.5 million, or 31.4% over the comparable period of the prior year. This increase was primarily due to increased revenue of $13.0 million from optical/tape products, primarily the mid-range 1500 series of automated DLT tape libraries. In addition, software revenue and server revenue increased $3.2 million and $1.3 million, respectively, over the same period of the prior year.

Service Revenue: Service revenue for the second quarter of fiscal 1998 increased $0.5 million, or 5.4% over the same quarter of the prior year. Service revenue increased $0.4 million, or 2.4% for the first six months of fiscal 1998 over the comparable period of the prior year. These increases are primarily due to the increased volume on service contracts.

Product Gross Profit: Product gross profit was $13.0 million for the second quarter of fiscal 1998, an increase of $4.8 million, or 59.3% over the same quarter of the preceding year, and the gross profit percentage of net product sales was 34.2% for the second quarter of fiscal 1998 as compared to 28.9% for the same period of the prior year. Product gross profit was $25.2 million for the first six months of fiscal 1998, an increase of $9.5 million, or 60.8% over the comparable period of the previous year, and the gross profit percentage of net product sales was 34.5% for the first six months of fiscal 1998 as compared to 28.1% for the same period of the prior year. These increases in the product gross profit percentage were primarily due to increased operating efficiencies in the manufacturing process as a result of improved inventory management and increased product throughput.

Service Gross Profit: Service gross profit was $3.7 million for the second quarter of fiscal 1998, an increase of $0.2 million, or 5.9% over the same period of the previous year. The gross profit percentage of service revenue increased to 41.4% in the second quarter of fiscal 1998 over 41.3% in the same quarter of the preceding year.

Service gross profit was $7.3 million for the first six months of fiscal 1998, an increase of $0.2 million, or 3.5% over the same period of the previous year. The gross profit percentage of service revenue increased to 42.0% for the first six months of fiscal 1998 over 41.5% for the comparable period of the preceding year.

Selling, General and Administrative: Selling, general and administrative expenses for the second quarter of fiscal 1998 increased $1.6 million, or 19.5% from the same quarter of the preceding year, although as a percentage of revenue, selling, general and administrative expenses decreased. Selling, general and administrative expenses for the first six months of fiscal 1998 increased $2.7 million, or 16.2% from the same period of the preceding year, although as a percentage of revenue, selling, general and administrative expenses decreased. These increases were primarily due to increased compensation-related sales costs resulting from increased staff and increased revenues.

Research and Development: Research and development expenses for the second quarter of fiscal 1998 increased $0.5 million, or 21.3% from the same quarter of the preceding year, although as a percentage of revenue, research and development expenses decreased. This increase was primarily due to non-refundable research and development funding of $0.5 million received in the second quarter of fiscal 1997.

Research and development expenses for the first six months of fiscal 1998 increased $1.2 million, or 25.6% from the comparable period of the preceding year. This increase was primarily due to non-refundable research and development funding of $0.9 million received in the first six months of fiscal 1997 and an increase in other expenses of $0.3 million.

Other Income, Net: Other income, net, for the second quarter of fiscal 1998 increased $0.3 million, or 82.8% over the same period of the prior year. Other income, net, for the first six months of fiscal 1998 increased $0.6 million, or 119.2% over the comparable period of the prior year. These increases were primarily due to reduced interest expense in the second quarter and the first six months of fiscal 1998 as compared to the same periods of the prior year as a result of decreased credit line balances and debt repayment.

NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("Statement") 128, "Earnings Per Share". Statement 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. Statement 128 also makes a number of changes to existing disclosure requirements. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. When adopted by the Company, during the quarter ending January 3, 1998, basic earnings per share is expected to increase slightly from primary earnings per share and diluted earnings per share is expected to approximate fully diluted earnings per share.

         In June 1997, the FASB issued Statement 130, "Reporting Comprehensive Income". The new statement is effective for both interim and annual periods beginning after December 15, 1997. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

         In June 1997, the FASB issued Statement 131, "Disclosure about Segments of an Enterprise and Related Information". The new statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $4.3 million at October 4, 1997, an increase of $0.9 million as compared to April 5, 1997, the prior fiscal year end. Net operating activities provided $7.0 million for the first six months of fiscal 1998, primarily due to net income adjusted for non-cash items of $10.6 million and increased accounts payable and accrued liabilities of $5.1 million primarily due to increased trade purchases, partially offset by increased inventories of $2.0 million and increased accounts receivable of $3.3 million primarily due to increased volume. Cash used in financing activities was $4.4 million, primarily as a result of payments made on the bank line borrowings and notes payable.

         The Company's average days sales outstanding were 69 days at the end of the second quarter of fiscal 1998, as compared to 59 days at the end of the same quarter of fiscal 1997. The increase was primarily due to increased volume resulting from increased revenue. The Company's average days sales outstanding at October 4, 1997 decreased from 76 days at April 5, 1997, the prior fiscal year end.

         Stockholders' equity at the end of the second quarter of fiscal 1998 was $23.8 million as compared to $16.4 million at the end of fiscal 1997. The increase was primarily due to net income of $7.2 million.

         On October 21, 1997, warrants to purchase 500,000 shares of the Company's common stock at a price of $2.00 per share and warrants to purchase 508,824 shares of the Company's common stock at a price of $2.25 per share were exercised by an entity affiliated with the Company's major stockholder and Chairman of the Board. As a result, the Company received $2.1 million.

         Effective June 12, 1997, the Company entered into an agreement with Greyrock Business Credit whereby under an asset secured domestic line of credit, the Company may borrow up to $30.0 million limited by the value of pledged collateral. The agreement allows the Company to borrow at a blended rate of prime rate plus 1.67%. The initial term of the agreement is for one year and automatically and continuously renews for a subsequent year, unless terminated by either party pursuant to the agreement. Borrowings outstanding under this agreement were $17.6 million and $18.1 million at October 4, 1997 and November 10, 1997, respectively. The bank line of credit contains certain restrictive covenants. At October 4, 1997, the Company was in compliance with all such covenants.

         Effective February 9, 1996, the Company entered into an agreement with EMC, whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company will receive for these rights include: (a) $30.0 million to be received in six equal annual installments of $5.0 million each, the first of which was received upon closing of the agreement on February 9, 1996, the second of which was received January 1997, and the remaining payments to be received in each of the subsequent three years beginning January 1998; and (b) royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the agreement, of which a minimum of $10.0 million will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. The first annual installment of minimum royalty payments equal to $2.0 million was received in March 1997.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

         On October 21, 1997, warrants to purchase 500,000 shares of the Company's common stock at a price of $2.00 per share were exercised by NFT Ventures, Inc. ("NFT"), an entity affiliated with the Company's major stockholder and Chairman of the Board for aggregate proceeds to the Company of $1.0 million. These shares were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933 (the "Act") under section 4(2) of the Act .

         On October 21, 1997, warrants to purchase 508,824 shares of the Company's common stock at a price of $2.25 per share were exercised by NFT, an entity affiliated with the Company's major stockholder and Chairman of the Board for aggregate proceeds of $1.1 million. These shares were issued in reliance on an exemption from the registration requirements of the Act under section 4(2) of the Act .

         On October 15, 1997, 161,830 shares of the Company's common stock were issued to AXENT Technologies, Inc. (formally Raxco, Inc.), in exchange for the surrender of warrants to purchase 250,000 shares of the Company's common stock at a price of $6.00 per share. Pursuant to the terms of the warrants, in lieu of exercising the warrants for cash, the holder elected to have withheld from the number of shares otherwise deliverable, shares having a fair market value equal to the aggregate warrant exercise price, and thus, there were no cash proceeds to the Company. These shares were issued in reliance on an exemption from the registration requirements of the Act under section 4(2) of the Act .

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         The annual meeting of the stockholders of the Company was held on September 25, 1997. David Proctor was elected to the Company's Board of Directors to hold office for the ensuing year. The number of shares voted in favor was 24,575,228. The number of shares voted withheld was 29,745. Raymond J. Noorda, Earl Pearlman, Steven Hamerslag and Val Kreidel remain members of the Board of Directors.

         The stockholders of the Company voted in favor of the ratification of selection of KPMG Peat Marwick LLP as the Company's independent public accountants for fiscal year 1998. The number of shares voted for ratification was 24,566,217. The number of shares voted against ratification was 33,200. The number of shares abstaining was 5,556.

         The stockholders of the Company voted in favor of the approval of the restatement of the 1996 Stock Incentive Plan. The number of shares voted for approval was 23,855,464. The number of shares voted against approval was 562,713. The number of shares abstaining was 102,607.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)   Exhibits:

           10.49      Restated 1996 Stock Incentive Plan (1)
           10.50      Employment Agreement dated August 1, 1997, between
                      Chuck Sitzman and Registrant.
           27         Financial Data Schedule

 (b) Reports on Form 8-K:

      None.






-------------------------
(1) Incorporated by reference to the Appendix of the Company's Proxy Statement.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November, 1997.

                              MTI TECHNOLOGY CORPORATION



                              By:   /s/ Dale R. Boyd
                                    ------------------------------------------
                                    Dale R. Boyd
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)



                              By:   /s/ Stephanie M. Braun
                                    ------------------------------------------
                                    Stephanie M. Braun
                                    Corporate Controller, Chief
                                    Accounting Officer
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number                       Description
--------------                       -----------
      10.50                          Employment Agreement dated August 1, 1997,
                                     between Chuck Sitzman and Registrant.

      27                             Financial Data Schedule