Form 10-Q
period 1998-01-03
MTI TECHNOLOGY CORP
filed 1998-02-17
CIK 901696

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended January 3, 1998


                                       OR


 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [ ]

     The number of shares outstanding of the issuer's common stock, $.001 par value, as of February 3, 1998 was 27,549,636.

                           MTI TECHNOLOGY CORPORATION
                                      INDEX

                                                                                                    Page
                                                                                                    -----
PART I. FINANCIAL INFORMATION

        Item 1.Financial Statements

               Condensed Consolidated Balance Sheets as of January 3, 1998 and April 5, 1997          3

               Condensed  Consolidated  Statements  of  Income  for the  Three  Months  Ended
                 January 3, 1998 and January 4, 1997                                                  4

               Condensed Consolidated  Statements of Income for the Nine Months
                 Ended January 3, 1998 and January 4, 1997                                            5

               Condensed  Consolidated  Statements  of Cash Flows for the Nine  Months  Ended
                 January 3, 1998 and January 4, 1997                                                  6

               Notes to Condensed Consolidated Financial Statements                                   7

        Item 2.Management's  Discussion  and Analysis of Financial  Condition  and Results of
               Operations                                                                            10

PART II.       OTHER INFORMATION

        Item 6.Exhibits and Reports on Form 8-K                                                      15


                           MTI TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              JANUARY 3,      APRIL 5,
                                                                1998           1997
                                                              ---------     ---------
      ASSETS

Current assets:
  Cash and cash equivalents                                   $   5,201     $   3,487
  Short-term investments                                              -           850
  Accounts receivable, net                                       43,467        31,899
  Inventories                                                    18,808        14,637
  Deferred income tax benefit                                       960           960
  Prepaid expenses and other receivables                          5,325         2,862
                                                              ---------     ---------
      Total current assets                                       73,761        54,695
Property, plant and equipment, net                               13,739        13,220
Intangible assets and goodwill, net                              13,213        15,027
Other                                                               935           650
                                                              ---------     ---------
                                                              $ 101,648     $  83,592
                                                              =========     =========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                       $  21,591     $  22,102
  Current maturities of long-term debt                            1,031         1,851
  Accounts payable                                               20,169        14,347
  Accrued liabilities                                            17,504        15,622
  Deferred income                                                 9,892        13,040
                                                              ---------     ---------
      Total current liabilities                                  70,187        66,962
Long-term debt, less current maturities                               -             6
Deferred income                                                      55           242
Other                                                                 5             5
                                                              ---------     ---------
      Total liabilities                                          70,247        67,215
                                                              ---------     ---------
Stockholders' equity:
  Preferred stock, $.001 par value; authorized 5,000
shares; issued and  outstanding, none                                 -             -
  Common stock, $.001 par value; authorized 40,000 shares;
    issued (including  treasury shares) and outstanding
    28,202 and 26,537 shares at January 3, 1998
    and April 5, 1997, respectively                                  28            26
  Additional paid-in capital                                     91,820        88,780
  Accumulated deficit                                           (55,768)      (68,010)
  Less cost of treasury stock (731 and 755 shares at
January 3, 1998 and April 5, 1997, respectively)                 (2,698)       (2,788)
  Cumulative foreign currency translation adjustments            (1,981)       (1,631)
                                                              ---------     ---------
Total stockholders' equity                                       31,401        16,377
                                                              ---------     ---------
                                                              $ 101,648     $  83,592
                                                              =========     =========

     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                        -----------------------
                                                        JANUARY 3,   JANUARY 4,
                                                           1998        1997
                                                        ----------   ---------
Net product revenue                                       $44,773    $30,695
Service revenue                                             9,216      8,213
                                                          -------    -------
      Total revenue                                        53,989     38,908

Product cost of revenue                                    29,691     21,095
Service cost of revenue                                     5,684      5,155
                                                          -------    -------
      Total cost of revenue                                35,375     26,250

      Gross profit                                         18,614     12,658
                                                          -------    -------

Operating expenses:
   Selling, general and administrative                     10,489      8,572
   Research and development                                 3,144      2,426
                                                          -------    -------
      Total operating expenses                             13,633     10,998

      Operating income                                      4,981      1,660

Other income, net                                             626        257
                                                          -------    -------

Income before income taxes                                  5,607      1,917
Income tax expense                                            528        150
                                                          -------    -------
      Net income                                          $ 5,079    $ 1,767
                                                          =======    =======

Net income per share:
   Basic                                                  $  0.19    $  0.07
                                                          =======    =======
   Diluted                                                $  0.17    $  0.07
                                                          =======    =======

Weighted-average shares used in per share computation:
   Basic                                                   27,199     25,691
                                                          =======    =======
   Diluted                                                 30,508     26,770
                                                          =======    =======

     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                            NINE MONTHS ENDED
                                         -----------------------
                                         JANUARY 3,  JANUARY 4,
                                            1998       1997
                                         ---------   ---------
Net product revenue                       $118,014    $ 86,452
Service revenue                             26,546      25,144
                                          --------    --------
      Total revenue                        144,560     111,596

Product cost of revenue                     77,694      61,158
Service cost of revenue                     15,737      15,057
                                          --------    --------
      Total cost of revenue                 93,431      76,215

      Gross profit                          51,129      35,381
                                          --------    --------

Operating expenses:
   Selling, general and administrative      29,950      25,321
   Research and development                  9,007       7,093
                                          --------    --------
      Total operating expenses              38,957      32,414

      Operating income                      12,172       2,967

Other income, net                            1,790         788
                                          --------    --------

Income before income taxes                  13,962       3,755
Income tax expense                           1,700         300
                                          --------    --------
      Net income                          $ 12,262    $  3,455
                                          ========    ========

Net income per share:
   Basic                                  $   0.47    $   0.13
                                          ========    ========
   Diluted                                $   0.42    $   0.13
                                          ========    ========

Weighted-average shares used in per
share computation:
   Basic                                    26,323      25,597
                                            ======      ======
   Diluted                                  29,126      26,220
                                            ======      ======



     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                       -----------------------
                                                       JANUARY 3,   JANUARY 4,
                                                          1998        1997
                                                       ---------     ---------
Net cash provided by (used in) operating activities    $   4,064     $  (3,666)
                                                       ---------     ---------

Cash flows from investing activities:
      Capital expenditures for property, plant
        and equipment, net                                (5,391)       (2,467)
      Maturities of short-term investments                   850             -
      Payments received on note receivable                   135             -
                                                       ---------     ---------
      Net cash used in investing activities               (4,406)       (2,467)
                                                       ---------     ---------

Cash flows from financing activities:
      Borrowings under notes payable                     108,627        86,399
      Proceeds from issuance of common stock and
        exercise of options and warrants                   3,092           448
      Repayment of notes payable                        (109,615)      (80,107)
                                                       ---------     ---------
      Net cash provided by financing activities            2,104         6,740
                                                       ---------     ---------

Effect of exchange rate changes on cash                      (48)         (303)
                                                       ---------     ---------

Net increase in cash and cash equivalents                  1,714           304

Cash and cash equivalents at beginning of period           3,487         4,055
                                                       ---------     ---------

Cash and cash equivalents at end of period             $   5,201     $   4,359
                                                       =========     =========

Supplemental disclosures of cash flow information:
Cash paid during the period  for:
        Interest                                       $ 1,871       $   1,619
        Income taxes                                       661              36


     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 5, 1997. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of January 3, 1998, and the condensed consolidated results of operations and cash flows for the three month and nine month periods ended January 3, 1998 and January 4, 1997. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. References to amounts are in thousands, except share and per share data, unless otherwise specified.

2.      Inventories consist of the following:

                                                   JANUARY 3,  APRIL 5,
                                                     1998      1997
                                                   -------    -------
        Raw Materials                             $  8,334     $5,788
        Work in Process                                173         10
        Finished Goods                              10,301      8,839
                                                   -------    -------
                                                   $18,808    $14,637
                                                   =======    =======

3. The Company has adopted Statement of Financial Accounting Standards No. ("Statement") 128, "Earnings Per Share." In accordance with Statement 128, primary earnings per share have been replaced with basic earnings per share and fully diluted earnings per share have been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding options and warrants. Prior periods have been restated to conform to Statement 128.

        Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The following tables sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                THREE MONTHS ENDED
                                                                --------------------
                                                                JANUARY 3,  JANUARY 4,
                                                                  1998       1997
                                                                -------    --------
     Numerator:
        Net income                                              $ 5,079    $ 1,767
                                                                 ======     ======

     Denominator:
        Denominator for basic earnings per share -
         weighted-average shares outstanding                     27,199     25,691

        Effect of dilutive securities:
         Dilutive options outstanding                             3,309        926
         Dilutive warrants outstanding                                -        153
                                                                -------    --------
        Dilutive potential common shares                          3,309      1,079
                                                                -------    --------

        Denominator for diluted earnings per share -
         adjusted weighted-average shares                        30,508     26,770
                                                                 ======     ======

     Basic earnings per share                                    $ 0.19     $ 0.07
                                                                  =====      =====

     Diluted earnings per share                                  $ 0.17     $ 0.07
                                                                  =====      =====

                                                                 NINE MONTHS ENDED
                                                               JANUARY 3,  JANUARY 4,
                                                                  1998       1997
                                                                -------    --------
     Numerator:
        Net income                                              $12,262    $ 3,455
                                                                =======    =======

     Denominator:
        Denominator for basic earnings per share -
         weighted-average shares outstanding                     26,323     25,597

        Effect of dilutive securities:
         Dilutive options outstanding                             2,803        572
         Dilutive warrants outstanding                                -         51
                                                                -------    --------
        Dilutive potential common shares                          2,803        623
                                                                -------    --------

        Denominator for diluted earnings per share
         - adjusted weighted-average shares                      29,126     26,220
                                                                 ======     ======

     Basic earnings per share                                    $ 0.47     $ 0.13
                                                                  =====      =====

     Diluted earnings per share                                  $ 0.42     $ 0.13
                                                                  =====      =====

     Options to purchase 90,000 shares of common stock and warrants to purchase 250,000 shares of common stock at prices in excess of $2.57 per share were outstanding at January 4, 1997, but were not included in the computation of diluted earnings per share for the three and nine months ended January 4, 1997, because the options' and warrants' exercise price was greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive.

     Options to purchase 1,062,700 shares of common stock at prices in excess of $8.91 per share were outstanding at January 3, 1998, but were not included in the computation of diluted earnings per share for the nine months ended January 3, 1998 because the options' exercise price was greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive.

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

PART 1 - ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

MTI's historic revenue growth has been achieved through introductions of new or updated products, expansion of the Company's international operations, and through acquisitions. The Company has attempted to increase its focus on expanding its product and service offerings for the Open Systems computing environment and decrease its historic dependence on sales and service from the Digital Equipment Corporation ("DEC") computing environment. Product revenue from the Open Systems marketplace (as compared to DEC) increased from approximately 21% of net product revenue for fiscal 1995, to approximately 76% of net product revenue for fiscal 1997, and to approximately 94% of net product revenue for the third quarter of fiscal 1998, reflecting the Company's commitment to its strategy of expanding the revenue contribution from sales to the Open Systems data storage market.

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

Effective February 9, 1996, the Company entered into an agreement with EMC Corporation ("EMC"), whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company will receive for these rights includes: (a) $30.0 million to be received in six equal annual installments of $5.0 million, the first three of which were received in February 1996, January 1997 and January 1998. The remaining payments are to be received in each of the subsequent three years beginning January 1999; and (b) royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the agreement, of which a minimum of $10.0 million will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. The first annual installment of minimum royalty payments equal to $2.0 million was received in March 1997. In addition, the Company also received an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the aforementioned patents. Pursuant to the terms and conditions of the agreement, this license will terminate in the event of a change of control of the Company involving certain identified acquirers. As part of the agreement, the Company and EMC granted to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the agreement for a period of five years.

The Company's primary reasons for entering into this agreement with EMC were to realize a guaranteed minimum return on its historical research and development investment, and to do so in such a manner as to provide the Company with a predictable stream of both revenue and cash over several years. Pursuant to the terms and conditions of this agreement, the Company records a quarterly benefit to income of $1.8 million, and receives a minimum of $7.0 million cash on an annual basis, which includes $2.0 million of royalty payments and $5.0 million from the sale of patents and associated rights.

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

                              FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                              -------------------------    -------------------------
                               JANUARY 3,  JANUARY 4,     JANUARY 3,    JANUARY 4,
                                  1998        1997           1998          1997
                                 ------      ------         ------        -----
Net product revenue               82.9%       78.9%            81.6%       77.5%
Service revenue                   17.1        21.1             18.4        22.5
                                 -----      ------           ------       -----
     Total revenue               100.0       100.0            100.0       100.0

Product gross profit              33.7        31.3             34.2        29.3
Service gross profit              38.3        37.2             40.7        40.1
                                ------       -----            -----       -----
     Gross profit                 34.5        32.5             35.4        31.7

Selling, general and
administrative                    19.5        22.1             20.7        22.6
Research and development           5.8         6.2              6.2         6.4
                               -------     -------             ----        ----
     Operating income              9.2         4.2              8.5         2.7

Other income, net                  1.2         0.7              1.2         0.7
Income tax expense                 1.0         0.4              1.2         0.3
                               -------     -------             ----        ----
     Net income                    9.4%        4.5%             8.5%        3.1%
                               =======     =======             ====        ====

Net Product Revenue: Net product revenue for the third quarter of fiscal 1998 increased $14.1 million, or 45.9% over the same quarter of the prior year. This increase was primarily due to increased revenue of $8.7 million from optical/tape products, primarily the mid-range 1500 series of automated DLT tape libraries. In addition, software revenue and server revenue increased $1.9 million and $3.5 million, respectively, over the same period of the prior year.

Net product revenue for the first nine months of fiscal 1998 increased $31.6 million, or 36.5% over the comparable period of the prior year. This increase was primarily due to increased revenue of $21.7 million from optical/tape products, primarily the mid-range 1500 series of automated DLT tape libraries. In addition, software revenue and server revenue increased $5.1 million and $4.8 million, respectively, over the same period of the prior year.

Service Revenue: Service revenue for the third quarter of fiscal 1998 increased $1.0 million, or 12.2% over the same quarter of the prior year. Service revenue increased $1.4 million, or 5.6% for the first nine months of fiscal 1998 over the comparable period of the prior year. These increases are primarily due to the increased volume on service contracts.

Product Gross Profit: Product gross profit was $15.1 million for the third quarter of fiscal 1998, an increase of $5.5 million, or 57.1% over the same quarter of the preceding year, and the gross profit percentage of net product sales was 33.7% for the third quarter of fiscal 1998 as compared to 31.3% for the same period of the prior year. Product gross profit was $40.3 million for the first nine months of fiscal 1998, an increase of $15.0 million, or 59.4% over the comparable period of the previous year, and the gross profit percentage of net product sales was 34.2% for the first nine months of fiscal 1998 as compared to 29.3% for the same period of the prior year. These increases in the product gross profit percentage were primarily due to increased operating efficiencies in the manufacturing process as a result of improved inventory management and increased product throughput.

Service Gross Profit: Service gross profit was $3.5 million for the third quarter of fiscal 1998, an increase of $0.5 million, or 15.5% over the same period of the previous year. The gross profit percentage of service revenue increased to 38.3% in the third quarter of fiscal 1998 as compared to 37.2% in the same quarter of the preceding year.

Service gross profit was $10.8 million for the first nine months of fiscal 1998, an increase of $0.7 million, or 7.2% over the same period of the previous year. The gross profit percentage of service revenue increased to 40.7% for the first nine months of fiscal 1998 as compared to 40.1% for the comparable period of the preceding year.

Selling, General and Administrative: Selling, general and administrative expenses for the third quarter of fiscal 1998 increased $1.9 million, or 22.4% from the same quarter of the preceding year, although as a percentage of revenue, selling, general and administrative expenses decreased. Selling, general and administrative expenses for the first nine months of fiscal 1998 increased $4.6 million, or 18.3% from the same period of the preceding year, although as a percentage of revenue, selling, general and administrative expenses decreased. These increases were primarily due to increased compensation-related sales costs resulting from increased staff and increased revenues.

Research and Development: Research and development expenses for the third quarter of fiscal 1998 increased $0.7 million, or 29.6% from the same quarter of the preceding year, although as a percentage of revenue, research and development expenses decreased. This increase was primarily due to non-refundable research and development funding of $0.3 million received in the third quarter of fiscal 1997, increased project costs of $0.2 million and an increase in other expenses of $0.2 million.

Research and development expenses for the first nine months of fiscal 1998 increased $1.9 million, or 27.0% from the comparable period of the preceding year. This increase was primarily due to non-refundable research and development funding of $1.2 million received in the first nine months of fiscal 1997, increased project costs of $0.2 million and an increase in other expenses of $0.5 million.

Other Income, Net: Other income, net, for the third quarter of fiscal 1998 increased $0.4 million, or 143.6% over the same period of the prior year. Other income, net, for the first nine months of fiscal 1998 increased $1.0 million, or 127.2% over the comparable period of the prior year. These increases were primarily due to reduced interest expense in the third quarter and the first nine months of fiscal 1998 as compared to the same periods of the prior year as a result of decreased credit line balances and debt repayment.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement 130, "Reporting Comprehensive Income." The new statement is effective for both interim and annual periods beginning after December 15, 1997. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

In June 1997, the FASB issued Statement 131, "Disclosure about Segments of an Enterprise and Related Information." The new statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," in October 1997. SOP 97-2 supersedes SOP 91-1, "Software Revenue Recognition." SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting SOP 97-2 on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $5.2 million at January 3, 1998, an increase of $1.7 million as compared to April 5, 1997, the prior fiscal year end. Net operating activities provided $4.1 million for the first nine months of fiscal 1998, primarily due to net income adjusted for non-cash items of $17.4 million and increased accounts payable and accrued liabilities of $7.7 million primarily due to increased trade purchases, partially offset by increased inventories of $6.0 million and increased accounts receivable of $12.5 million primarily due to increased volume. Cash provided by financing activities was $2.1 million, primarily as a result of proceeds received from the exercise of warrants and options.

The Company's average days sales outstanding were 73 days at the end of the third quarter of fiscal 1998, as compared to 69 days at the end of the same quarter of fiscal 1997. The increase was primarily due to European operations recognizing a higher percentage of revenue in the latter part of the third quarter of fiscal 1998 as compared to the same quarter of the prior year. The Company's average days sales outstanding at January 3, 1998 decreased from 76 days at April 5, 1997, the prior fiscal year end.

Stockholders' equity at the end of the third quarter of fiscal 1998 was $31.4 million as compared to $16.4 million at the end of fiscal 1997. The increase was primarily due to net income of $12.3 million and net proceeds from the exercise of options and warrants of $3.0 million.

On October 21, 1997, warrants to purchase 500,000 shares of the Company's common stock at a price of $2.00 per share and warrants to purchase 508,824 shares of the Company's common stock at a price of $2.25 per share were exercised by an entity affiliated with the Company's major stockholder and Chairman of the Board. As a result, the Company received net proceeds of $2.1 million.

Effective June 12, 1997, the Company entered into an agreement with Greyrock Business Credit whereby under an asset secured domestic line of credit, the Company may borrow up to $30.0 million limited by the value of pledged collateral. The agreement allows the Company to borrow at a blended rate of prime rate plus 1.67%. The initial term of the agreement is for one year and automatically and continuously renews for a subsequent year, unless terminated by either party pursuant to the agreement. Borrowings outstanding under this agreement were $21.6 million and $17.0 million at January 3, 1998 and February 3, 1998, respectively. The bank line of credit contains certain restrictive covenants. At January 3, 1998, the Company was in compliance with all such covenants.

Effective February 9, 1996, the Company entered into an agreement with EMC, whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company will receive for these rights includes: (a) $30.0 million to be received in six equal annual installments of $5.0 million each, the first three of which were received in February 1996, January 1997 and January 1998. The remaining payments are to be received in each of the subsequent three years beginning January 1999; and (b) royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the agreement, of which a minimum of $10.0 million will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. The first annual installment of minimum royalty payments equal to $2.0 million was received in March 1997.

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


                           PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.51   Restated Bylaws
     27      Financial Data Schedule

 (b) Reports on Form 8-K:

     None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of February, 1998.

                MTI TECHNOLOGY CORPORATION



                By:   /s/  DALE R. BOYD
                      --------------------------------------------
                      Dale R. Boyd
                      Vice President and Chief Financial Officer
                      (Principal Financial Officer)



                By:  /s/ STEPHANIE M. BRAUN
                      --------------------------------------------
                      Stephanie M. Braun
                      Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                Description                       Page
--------------                -----------                       ----
      10.51                   Restated Bylaws                    18
      27                      Financial Data Schedule            42