Form 10-K
period 1998-04-04
MTI TECHNOLOGY CORP
filed 1998-07-06
CIK 901696

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 4, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

                         COMMISSION FILE NUMBER 0-23418
                            ------------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $125,967,037 on June 22, 1998, based on the closing sale price of such stock on The Nasdaq National Market. The number of shares outstanding of Registrant's Common Stock, $0.001 par value, was 28,363,096 on June 22, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

            DOCUMENT                                            FORM 10-K
            --------                                            ---------
Proxy Statement for 1998                                           III
Annual Meeting of Stockholders
to be held on September 10, 1998

================================================================================

                                     PART I

ITEM 1. BUSINESS:

INTRODUCTION

     MTI Technology Corporation (the "Registrant") was incorporated in California in March 1981 and reincorporated in Delaware in October 1992. Unless the context indicates otherwise, the "Company" and "MTI" each refer to the Registrant and its consolidated subsidiaries.

     All references to years refer to the Company's fiscal years ended April 2, 1994, April 1, 1995, April 6, 1996, April 5, 1997 and April 4, 1998, as
applicable unless the calendar year is specified. References to dollar amounts are in thousands, except share and per share data and amounts in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise specified.

OVERVIEW

     MTI Technology Corporation is an international provider of high-performance data storage solutions for the Open Systems and Digital markets. MTI designs, manufactures, sells and services a fully integrated hierarchy of data storage solutions including fault tolerant RAID disk arrays, solid state disk systems, tape libraries and storage management software. In addition, the Company provides a full line of customer services and support offerings. The Company's integrated solutions are compatible with most Open System computing platforms, including those of Sun Microsystems, Hewlett Packard ("HP"), Silicon Graphics, IBM, Digital Equipment ("DEC") and NT-based computing systems. The Company's cross-platform capability allows its customers to implement a standardized storage and data management solution across heterogeneous (multi-vendor) computing environments, thus simplifying the management of their on and off-line data. The typical MTI customer operates a data center, where rapid, uninterrupted access to on-line information is critical to the customer's business operations. Historically, this information was centrally managed and maintained. Today many of these customers are in the process of migrating to a distributed client/server computing environment with its application software spread over multiple, cross-platform systems. MTI provides data storage and management solutions that help customers shift from proprietary, single source computing solutions to distributed multi-vendor client/server based computing.

     The Company's customers represent a cross section of industries and governmental agencies and range from Fortune 500 companies to small businesses. No one customer accounted for more than 10 percent of total revenue during fiscal years 1998, 1997 and 1996. During fiscal year 1998, approximately 92% of the Company's net product revenue was derived from the sale of products that operate in the Open Systems environment, as compared to 76% and 43% for fiscal years 1997 and 1996, respectively. This material increase reflects the Company's commitment to its strategy of expanding the revenue contribution from sales to the Open Systems data storage market.

SIGNIFICANT BUSINESS DEVELOPMENTS

SALE OF PATENTS

     Effective February 9, 1996, the Company entered into an agreement with EMC Corporation ("EMC"), whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company will receive for these rights includes $30,000 to be received in six equal annual installments of $5,000 each, the first three of which were received in February 1996, January 1997 and January 1998. The remaining payments are to be received in each of the subsequent three years beginning January 1999. The Company will also receive royalty payments in the aggregate of up to a maximum of $30,000 over the term of the agreement, of which a minimum of $10,000 will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. The first two annual installments were received in March 1997 and March 1998. In addition, the Company received an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the aforementioned patents.

Pursuant to the terms and conditions of the agreement, this license will terminate in the event of a change of control of the Company involving certain identified acquirers. As part of the agreement, the Company and EMC granted to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the agreement for a period of five years. See Note 10 of Notes to Consolidated Financial Statements.

NATIONAL PERIPHERALS, INC. ACQUISITION

     Effective April 2, 1995, the Company acquired all the outstanding stock of National Peripherals, Inc. ("NPI"), a privately held provider of cross-platform RAID-based storage solutions for the Open Systems computing environment. Consideration paid in the NPI acquisition included: (a) payments of $2,608 in cash to NPI and its stockholders; (b) promissory notes in the aggregate amount of $2,000 bearing 6% interest per annum and payable in two equal annual installments beginning April 1996; (c) guaranteed earnout payments in the aggregate amount of $3,000 and payable in three equal annual installments beginning in April 1996; and (d) acquisition costs of $406. In addition, the acquisition agreement provided for contingent payments of up to $1,000 payable in April 1998 based on certain performance criteria. The Board of Directors approved the payment of the contingent $1,000 payment during the fourth quarter of fiscal year 1997. The accelerated timing of the payment was based on the over-achievement of the performance criteria as set forth in the amended NPI stock purchase agreement. As a result of the NPI acquisition, MTI increased its presence in the Open Systems marketplace by adding approximately 18 salespeople at the time of acquisition who were exclusively focused on Open Systems sales opportunities. See Note 10 of Notes to Consolidated Financial Statements.

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

     Under the terms of the acquisition, Raxco received (a) $1,000 in cash, (b) promissory notes in the aggregate amount of $2,500, bearing 8.5% interest and payable in ten quarterly installments beginning March 31, 1995, and (c) the assumption of certain liabilities in the amount of $1,903, consisting primarily of deferred maintenance contracts. In addition, as part of the consideration paid, the Company issued warrants to purchase 250,000 shares of the Company's common stock with an exercise price of $6.00 per share.

     On October 15, 1997, 161,830 shares of the Company's common stock were issued to AXENT Technologies, Inc. (formerly Raxco), in exchange for the surrender of warrants to purchase 250,000 shares of the Company's common stock at a price of $6.00 per share. Pursuant to the terms of the warrants, in lieu of exercising the warrants for cash, the holder elected to have withheld from the number of shares otherwise deliverable, shares having a fair market value equal to the aggregate warrant exercise price.

     The Raxco and NPI acquisitions were part of the Company's strategy to expand its product lines and increase revenue from the non-DEC marketplace. See
Note 10 of Notes to Consolidated Financial Statements.

PRODUCTS

     The Company strives to meet its customers' storage management needs by combining its products into a comprehensive, flexible storage solution. The Company's goal is to enable customers to purchase a single, integrated storage system, rather than multiple components requiring integration by the customer. The Company's products include RAID storage subsystems, high performance storage servers, disk and tape library systems, solid state disk database accelerators, and data management software consisting of distributed network backup recovery, HSM and media management products.

     Revenues from server products represented approximately 61%, 76% and 84% of net product revenue in fiscal years 1998, 1997 and 1996, respectively. Revenues from tape products represented approximately 31%, 19% and 11% of net product revenue in fiscal years 1998, 1997 and 1996, respectively. Revenues from software products represented approximately 8%, 5% and 5% of net product revenue in fiscal years 1998, 1997 and 1996, respectively.

  RAID Storage Subsystems

     RAID storage subsystems provide increased protection and access to data. In addressing the Open Systems market, the Company's RAID products include its flagship Gladiator 3000 product line and its Gladiator 6000 product line, which is based on the Company's own proprietary controller technology. These products are utilized primarily within the Sun, HP, Silicon Graphics, IBM and Intel computing platforms.

     The Company also markets and sells its StorageWare RAID subsystems, a proprietary product, focused on the DEC VMS market.

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

  Tape Library Systems

     Tape library systems provide a lower cost, slower access method of recording and retrieving large amounts of data, in comparison to magnetic disk systems. Tape libraries are typically used for recording a secondary backup copy of the data, thus providing extra data protection. The Company markets and sells tape library systems that are utilized primarily within the Sun, HP, Silicon Graphics, IBM, DEC and Intel computing platforms.

  Application Software Products

     The Company's data management application software has been specifically developed and is employed for the direct support and management of stored data and data storage devices. Certain of the Company's proprietary application software products are set forth in the table below:

                                                                   PRIMARY
                                                                  COMPUTING
         PRODUCT                     FUNCTION                      PLATFORM
         -------                     --------                     ---------
Oasis Robotic Library       Provides automated backup     DEC, HP, Sun, IBM, Intel
  Manager                   and restoration of data in
                            a network environment
Backup.UNET                 Provides client/server        HP, Sun, Silicon Graphics,
                            backup for cross-platform     IBM, DEC, Intel
                            network environments
Oasis Net Backup            Performs network backup       DEC, Sun, IBM, HP, Intel
                            and provides recovery
                            capability utilizing the
                            client/server model
Tape Control                Automates and manages data    DEC
                            backup and retrieval
Autostor                    Migrates and archives         DEC
                            expired data to multiple
                            hierarchies automatically
                            or upon user discretion

     In addition to its own proprietary software, the Company markets and sells Legato's NetWorker, a comprehensive, cross-platform approach for enterprise-wide solutions for network data protection and storage management.

SALES AND MARKETING

     In the United States, the Company primarily markets and sells its products directly to end users through its field sales organization and indirectly through selected distributors. The Company's domestic sales organization consists of 101 persons as of June 1, 1998, located in 19 sales offices in 16 states. This sales organization is supported by technical field support personnel consisting of approximately 13 systems consultants as of June 1, 1998, who provide consulting services and have experience in the management of complex data and implementing distributed client server systems.

     The Company markets its products internationally through its 47 person field sales organization with 5 offices located in Germany, France, United Kingdom and Ireland, and indirectly through independent distributors as of June 1, 1998. International sales represented 27% of the Company's total revenue in fiscal years 1998, 1997 and 1996. See Note 9 of Notes to Consolidated Financial Statements.

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

CUSTOMER SERVICE AND SUPPORT

     The quality and reliability of the Company's products and the ongoing support of these products are important elements of the Company's business. The Company provides direct service for all of its products through a 176 person service organization located in more than 40 service locations in the United States and Europe as of June 1, 1998.

     The Company currently offers a variety of customer services that include system and software maintenance, consulting services, storage management integration and training. The Company offers on-site service response within four hours, 24 hours a day, seven days per week.

     The Company provides its customers with a warranty against defects in the Company's systems and software products for one year and 90 days, respectively. Approximately 75% of the Company's customers have historically entered into maintenance contracts with the Company for services during the second year of product ownership. Customer service revenue represented approximately 18%, 22% and 26% of the Company's total revenue in fiscal years 1998, 1997 and 1996, respectively.

PRODUCT DEVELOPMENT

     The computer industry is characterized by rapid technological change and is highly competitive with respect to product innovation and introduction.

     To develop the many different technologies that support MTI's product development strategy, the Company has assembled several engineering teams with complementary expertise consisting of approximately 67 persons as of June 1, 1998. During fiscal years 1998, 1997 and 1996, the Company's research and development spending was approximately $12,500, $10,100 and $14,400, respectively.

     The Company has three separate primary product development centers: one is located at its corporate headquarters in Anaheim, California, a second, the RAID Technology Center, is located in Sunnyvale, California and a third is located in Westmont, Illinois.

MANUFACTURING

     The Company's manufacturing operations are primarily located at its Anaheim facility, with an additional facility located in Dublin, Ireland. The Ireland facility manufactures over 90% of certain high-end product lines sold by the Company in Europe. Manufacturing operations consist primarily of final systems integration and reliability testing and rely principally on outside production companies for the fabrication and assembly of circuit boards. These outside production companies contract with the Company to produce and assemble products in accordance with the Company's specifications. This "turnkey" approach to product manufacturing reduces the Company's capital and employee requirements and allows it to adopt manufacturing technologies as they emerge.

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

COMPETITION

     The market for the Company's products is extremely competitive. The Company has a number of competitors in various markets, including EMC, HP, Sun, IBM, Silicon Graphics, Compaq and DEC, each of which has substantially greater name recognition, engineering, manufacturing and marketing capabilities, and greater financial and personnel resources than the Company. The Company expects to experience increased competition from established and emerging computer storage hardware and management software companies, particularly DEC, HP, Sun, IBM, Silicon Graphics, Compaq and EMC.

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

     Effective February 9, 1996, the Company entered into an agreement with EMC whereby the Company sold to EMC substantially all of the Company's then existing patents, patent applications, and rights thereof. The Company has an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the aforementioned patents. Pursuant to the terms and conditions of the agreement, this license will terminate in the event of a change of control of the Company involving certain identified acquirers. As part of the agreement, the Company and EMC grant to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the agreement for a period of five years.

     Although the Company often seeks patents on its products, the Company believes that patents are of less significance in its industry than such factors as innovative skills and technical expertise, frequency of product enhancements and timeliness and quality of support services provided by the Company.

EMPLOYEES

     As of June 1, 1998, the Company had approximately 562 full-time employees worldwide, including 329 in marketing, sales and service support, 104 in manufacturing and quality assurance, 67 in engineering and research and development and 62 in general administration and finance.

     None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY:

     The Company's corporate offices, including marketing, sales and support, manufacturing, research and development, and general administration and finance functions, are located in Anaheim, California, in a leased facility consisting of approximately 131,000 square feet. These premises are occupied under a lease agreement that expires in January 2003. The Company also has a 21,700 square foot facility located in Sunnyvale under a lease agreement that expires in July 2006. The Company has an 11,000 square foot facility in Dublin, Ireland where it performs assembly and testing on a limited number of products, with the lease expiring in 2016. In addition, the Company has a 14,300 square foot facility in Westmont, Illinois, used for sales and sales technical support under a lease expiring in June 1999. The Company believes that its existing facilities are adequate to meet its requirements for at least the next twelve months.

     The Company also leases approximately 20 sales and support offices located in the U.S. and Europe.

ITEM 3. LEGAL PROCEEDINGS:

     The Company is from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of all executive officers of the Registrant as of June 22, 1998. A summary of the background and experience of each of these individuals is set forth below.

       NAME            AGE                          POSITION(S)
       ----            ---                          -----------
Earl M. Pearlman       54     President and Chief Executive Officer
Dale R. Boyd           40     Senior Vice President, Finance and Administration, and
                              Chief Financial Officer
Charles J. Sitzman     50     Senior Vice President, Customer Service
Thomas P. Raimondi     40     Senior Vice President, General Manager
Gary M. Scott          42     Senior Vice President, European Operations
Venki Venkataraman     49     Senior Vice President, Manufacturing
Patrick Conroy         33     Vice President, Engineering, and Chief Technology
                              Officer
Frank H. Yoshino       36     Treasurer
Stephanie M. Braun     33     Corporate Controller, Chief Accounting Officer

     Earl Pearlman was named President and Chief Executive Officer of the Company in April 1996. From April 1995 to March 1996, Mr. Pearlman was Vice President, U.S. Sales for the Company. Prior to joining the

Company, Mr. Pearlman was the President and Chief Executive Officer of National Peripherals, Inc., a supplier of cross-platform RAID-based storage products, which he founded in 1980, acquired by the Company in 1995.

     Dale R. Boyd was named Senior Vice President, Finance and Administration in June 1998 and has served as the Chief Financial Officer of the Company since April 1996. Mr. Boyd joined the Company in February 1995 as Corporate Controller and was elected as Chief Accounting Officer the same month. Prior to joining the Company, Mr. Boyd was Corporate Controller of Emulex Corporation, a manufacturer of software and hardware-based networking products, from May 1992 to January 1995.

     Charles J. Sitzman joined the Company in August 1997 as Senior Vice President, Customer Service. Prior to joining the Company, Mr. Sitzman served in several capacities for Decision One from October 1995 to August 1997. His most recent position with Decision One was as Vice President of Sales. Prior to this, Mr. Sitzman served as Vice President of Sales for Bell Atlantic.

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

     Venki Venkataraman was named Senior Vice President, Manufacturing in June 1998. Mr. Venkataraman served as Vice President, Operations from April 1996 to June 1998. Prior to joining the Company, Mr. Venkataraman served in several capacities for The Foxboro Company, a division of Siebe PLC, from 1988 to 1996. His most recent position with Foxboro was as Manager of Product Development for the systems products division, a post he held for two years.

     Patrick Conroy was named Senior Vice President, Engineering, and Chief Technology Officer in April 1998. He joined the Company in April 1995, and has served as Vice President of Open Systems Engineering. Prior to joining the Company, Mr. Conroy served in various capacities including Engineering Director for National Peripherals, Inc. from January 1989 to April 1995. Mr. Conroy holds a BS in Computer Engineering and an MS in Computer Science, both from the University of Illinois at Urbania-Champaign, and a Master of Management degree from Northwestern University.

     Frank H. Yoshino has been Treasurer of the Company since July 1996. Prior to joining the Company, Mr. Yoshino was Treasury Director of Emulex Corporation from March 1992 to July 1996. Prior to this time, Mr. Yoshino served as Senior Financial Analyst for Ashton-Tate.

     Stephanie M. Braun has been Corporate Controller since July 1997 and was elected Chief Accounting Officer in October 1997. Ms. Braun served as Director of General Accounting from July 1996 to June 1997 and as Accounting Manager from June 1994 to June 1996. Prior to joining the Company, Ms. Braun was Financial Analyst Supervisor for a division of ITT Cannon from June 1991 to June 1994.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS:

PRINCIPAL MARKET AND PRICES

     The Company's common stock commenced trading on The Nasdaq National Market under the symbol "MTIC" on April 7, 1994. From September 3, 1996, to February 25, 1998, the Company's common stock traded on The Nasdaq SmallCap Market. Effective February 25, 1998, the Company's common stock resumed trading on The Nasdaq National Market. The following table sets forth the range of high and low sales prices per share of common stock of the Company for each quarterly period as reported on The Nasdaq

National Market and The Nasdaq SmallCap Market for the periods indicated. The price of MTI's common stock at the close of business on June 22, 1998 was $9.0625.

                                                             SALES PRICES
                                                         --------------------
                                                           HIGH        LOW
                                                         --------    --------
Fiscal Year 1997
  First Quarter                                          $ 3.2500    $ 1.4375
  Second Quarter                                           2.6250      1.6875
  Third Quarter                                            3.7500      1.9375
  Fourth Quarter                                           4.5000      3.2500

Fiscal Year 1998
  First Quarter                                            5.1250      3.6875
  Second Quarter                                          15.7500      4.3125
  Third Quarter                                           17.8750      9.2500
  Fourth Quarter                                          17.3750     11.0000

NUMBER OF COMMON STOCKHOLDERS

     The approximate number of record holders of common stock of the Company as of June 22, 1998 was 262.

DIVIDENDS

     MTI has never declared or paid dividends. The Company presently intends to retain earnings for use in its business and, therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, the terms of the Company's bank line of credit prohibits the declaration or payment of any cash dividends by the Company.

ITEM 6. SELECTED FINANCIAL DATA:

                                                            FISCAL YEAR ENDED
                                         -------------------------------------------------------
                                         APRIL 4,   APRIL 5,   APRIL 6,     APRIL 1,    APRIL 2,
                                           1998       1997       1996         1995        1994
                                         --------   --------   --------     --------    --------
SELECTED STATEMENT OF OPERATIONS DATA:
Net product revenue....................  $163,707   $120,359   $ 97,682     $ 91,140    $ 95,401
Service revenue........................    36,304     33,368     34,232       36,177      28,067
                                         --------   --------   --------     --------    --------
  Total revenue........................   200,011    153,727    131,914      127,317     123,468
Product gross profit...................    56,747     36,752     23,625(1)    19,058(6)   38,778
Service gross profit...................    14,262     13,172     12,070(2)    12,587(7)   10,969
                                         --------   --------   --------     --------    --------
  Gross profit.........................    71,009     49,924     35,695       31,645      49,747
Operating expenses:
  Selling, general and
     administrative....................    41,055     34,936     65,715(3)    39,812(8)   33,256
  Research and development.............    12,475     10,103     14,384       12,825(9)   11,451
                                         --------   --------   --------     --------    --------
  Total operating expenses.............    53,530     45,039     80,099(4)    52,637      44,707
                                         --------   --------   --------     --------    --------
  Operating income (loss)..............    17,479      4,885    (44,404)     (20,992)      5,040
Other income (expense), net............     2,557      1,483     (4,636)(5)   (1,008)     (1,161)
Income tax expense.....................     2,020        664        179        3,540         980
                                         --------   --------   --------     --------    --------
  Net income (loss)....................  $ 18,016   $  5,704   $(49,219)    $(25,540)   $  2,899
                                         ========   ========   ========     ========    ========
Income (loss) per share(10):
  Basic................................  $   0.68   $   0.22   $  (2.54)    $  (1.34)   $   0.20
                                         ========   ========   ========     ========    ========
  Diluted..............................  $   0.62   $   0.22   $  (2.54)    $  (1.34)   $   0.18
                                         ========   ========   ========     ========    ========
Weighted average shares used in per
  share computation:
  Basic................................    26,674     25,638     19,400       19,029      14,471
                                         ========   ========   ========     ========    ========
  Diluted..............................    29,112     26,437     19,400       19,029      15,925
                                         ========   ========   ========     ========    ========

                                         APRIL 4,   APRIL 5,   APRIL 6,     APRIL 1,    APRIL 2,
                                           1998       1997       1996         1995        1994
                                         --------   --------   --------     --------    --------
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents..............  $  7,768   $  3,487   $  4,055     $  5,562    $  3,976
Working capital (deficit)..............    16,711    (12,267)   (25,966)      17,641       4,955
Total assets...........................   105,091     83,592     84,023      102,451     110,354
Long-term debt, less current
  maturities...........................        --          6      5,966        6,927       1,231
Total stockholders' equity
  (deficiency).........................    42,146     16,377       (187)      49,138      40,195

---------------

NOTES:

 (1) Includes a charge of $2,056 to increase excess and obsolete reserves on certain slower-moving or obsolete product inventories that support the DEC market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 (2) Includes a charge of $504 to write-down to estimated net realizable value certain field service spares inventories that support the DEC market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 (3) Includes a charge of $16,591 to write-down goodwill and a $2,088 charge for settlement of a shareholder lawsuit and related legal costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 (4) Includes a charge of $1,777 for restructuring and severance costs, a charge of $655 to write-off certain idle fixed assets and a charge of $1,855 for sales and use tax liability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 (5) Includes a fourth quarter charge of $1,450 for interest and penalties related to sales and use tax liability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 (6) Includes a charge of $7,209 to write-down slower-moving product inventories associated with a discontinued product line and to reserve against increased obsolescence of certain inventories that support the DEC market.

 (7) Includes a charge of $3,297 to write-down to estimated net realizable value certain field service spares inventories that support the DEC market.

 (8) Includes a charge of $1,355 to write-down certain idle fixed assets and goodwill.

 (9) Includes a charge of $564 to write-down certain idle fixed assets.

(10) The Company implemented Statement of Financial Accounting Standards No. 128, "Earnings per Share," in fiscal 1998 and has restated all prior periods to conform to the current presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     Certain statements set forth below constitute "forward-looking statements" involving known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements, expressed or implied, by such forward looking statements, including statements about the Company's dependence on new products, management of growth, competition, international sales, dependence on suppliers and quarterly fluctuations. Given these uncertainties, investors in the Company's common stock are cautioned not to place undue reliance on such forward-looking statements. See "Risk Factors." This discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto contained elsewhere in this report.

OVERVIEW

     MTI's historic revenues have been achieved through introductions of new or updated products, expansion of the Company's international operations, and through acquisitions. The Company has attempted to increase its focus on expanding its product and service offerings for the Open Systems computing environment and decrease its historic dependence on sales and service from Digital Equipment Corporation ("DEC") computing environment. Product revenue from the Open Systems marketplace (as compared to DEC) increased from approximately 21% for fiscal year 1995, to approximately 92% for fiscal year 1998, reflecting the Company's commitment to its strategy of expanding the revenue contribution from sales to the Open Systems data storage market.

     Effective April 2, 1995, the Company acquired National Peripherals, Inc. ("NPI"), a privately-held provider of cross-platform RAID based storage solutions for the Open Systems computing environment. Consideration paid in the NPI acquisition included: (a) payments of $2.6 million in cash to NPI and its stockholders; (b) promissory notes in the aggregate amount of $2.0 million bearing 6% interest per annum and payable in two equal annual installments beginning April 1996; (c) guaranteed earnout payments in the aggregate amount of $3.0 million and payable in three equal annual installments beginning in April 1996; and (d) acquisition costs of $0.4 million. In addition, the acquisition agreement provides for contingent payments of up to $1.0 million payable in April 1998 based on certain performance criteria. The Board of Directors approved the payment of the contingent $1.0 million payment during the fourth quarter of fiscal year 1997. The accelerated timing of the payment was based on the over-achievement of the performance criteria as set forth in the amended NPI stock purchase agreement. As a result of the NPI acquisition, MTI increased its presence in the Open Systems marketplace by adding approximately 18 salespeople at the time of acquisition who were exclusively focused on Open Systems sales opportunities.

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

     The NPI and Raxco acquisitions are part of the Company's strategy to expand its product lines and increase revenue from the non-DEC marketplace. See Note 10 of Notes to Consolidated Financial Statements.

     Effective April 7, 1996, the Company entered into an agreement with NFT Ventures, Inc. ("NFT"), an entity affiliated with the Company's major stockholder and Chairman of the Board, whereby NFT agreed to provide the Company with up to $2.4 million of non-refundable research and development funding based on actual research and development expenses incurred in connection with new and enhanced Backup-UNET software products, the RLM Software Products Group and the Open Media Products Group. The Company received $1.6 million under this agreement in fiscal year 1997. The consideration NFT received for the funding commitment included: (a) an irrevocable, worldwide, nonexclusive license to develop, market and sell certain defined new or substantially enhanced software products developed by the Company; (b) the right to royalty payments based on the revenue recognized by the Company from sale of the defined software products that are sold within four years of the effective date of the agreement; and (c) a warrant to purchase up to 750,000 shares of the Company's common stock with an exercise price of $2.25 per share. Based on the total of $1.6 million of NRE funding received, a warrant to purchase up to 508,824 shares of the Company's common stock was issued. On October 21, 1997, the warrant to purchase 508,824 shares of the Company's common stock was exercised in full.

     Effective February 9, 1996, the Company entered into an agreement with EMC Corporation ("EMC"), whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications, and rights thereof. The consideration the Company will receive for these rights include $30.0 million to be received in six equal annual installments of $5.0 million each, the first three of which were received in February 1996, January 1997 and January 1998. The remaining payments are to be received in each of the subsequent three years beginning January 1999. The Company will also receive royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the agreement, of which a minimum of $10.0 million will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. The first two annual installments were received in March 1997 and March 1998. In addition, the Company received an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the aforementioned patents. Pursuant to the terms and conditions of the agreement, this license will terminate in the event of a change in control of the Company involving certain acquirers. As part of the agreement, the Company and EMC granted to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the agreement for a period of five years.

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

                                                                   FISCAL YEAR ENDED
                                                            --------------------------------
                                                            APRIL 4,    APRIL 5,    APRIL 6,
                                                              1998        1997        1996
                                                            --------    --------    --------
Net product revenue.......................................    81.8%       78.3%       74.0%
Service revenue...........................................    18.2        21.7        26.0
                                                             -----       -----       -----
     Total revenue........................................   100.0       100.0       100.0
Product gross profit......................................    34.7        30.5        24.2
Service gross profit......................................    39.3        39.5        35.3
                                                             -----       -----       -----
     Gross profit.........................................    35.5        32.5        27.0
Selling, general and administrative.......................    20.6        22.7        49.8
Research and development..................................     6.2         6.6        10.9
                                                             -----       -----       -----
     Operating income (loss)..............................     8.8         3.2       (33.7)
Other income (expense), net...............................     1.3         1.0        (3.5)
Income tax expense........................................     1.0         0.5         0.1
                                                             -----       -----       -----
     Net income (loss)....................................     9.1%        3.7%      (37.3)%
                                                             =====       =====       =====

     Net Product Revenue: Net product revenue in fiscal year 1998 increased $43.3 million, or 36%, over fiscal year 1997. This increase was primarily due to increased revenue of $27.5 million from optical/tape products, primarily the mid-range 1500 series of automated DLT tape libraries. In addition, software revenue and server revenue increased $6.8 million and $9.0 million, respectively, over fiscal year 1997.

     Net product revenue in fiscal year 1997 increased $22.7 million, or 23%, over fiscal year 1996. This increase was primarily due to increased revenue of $12.3 million from optical/tape products, primarily the mid-range 1500 series of automated DLT tape libraries. In addition, software revenue and server revenue increased $1.4 million and $10.6 million, respectively, over fiscal year 1996. These increases were partially offset by decreased sales of $1.6 million to Boeing Information Services, Inc. relating to Boeing's RCAS contract with the federal government.

     Service Revenue: Service revenue was $36.3 million for fiscal year 1998, an increase of $2.9 million, or 9%, from the prior year. The increase is primarily due to increased volume of service contracts primarily as a result of increased product sales volume over the past two years.

     Service revenue was $33.4 million for fiscal year 1997, a decrease of $0.9 million, or 3%, from the prior year. This decrease was primarily due to fewer post-warranty service contracts sold as a result of lower product revenues from the DEC market from the same period of the prior fiscal year.

     Product Gross Profit: Product gross profit was $56.7 million for fiscal year 1998, an increase of $20.0 million, or 54%, over fiscal year 1997, and the gross profit percentage of net product sales was 35% for fiscal year 1998 as compared to 31% for fiscal year 1997. The increase in gross profit percentage was primarily due to increased operating efficiencies in the manufacturing process as a result of continued improved inventory management and increased product throughput.

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

     Service Gross Profit: Service gross profit for fiscal year 1998 increased $1.1 million, or 8%, over fiscal year 1997. The gross profit percentage for service revenue was 39% in fiscal year 1998 as compared to 40% for fiscal year 1997.

     Service gross profit for fiscal year 1997 increased $1.1 million, or 9%, over fiscal year 1996. The gross profit percentage for service revenue was 40% in fiscal year 1997 as compared to 35% for fiscal year 1996. Cost of goods sold for service revenue included a charge of $0.5 million recorded in the fourth quarter of fiscal year 1996 to record the write-down of field service spares inventory to net realizable value. Before the impact of this charge, service gross profit would have been $3.3 million for fiscal year 1996, and the gross profit percentage of net service revenue would have been 37%. The increase in gross profit percentage, excluding the fourth quarter of fiscal year 1996 charge, was primarily due to reduced costs as a result of restructuring activities begun in the fourth quarter of fiscal year 1996 and completed in the first quarter of fiscal year 1997.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses in fiscal year 1998 increased $6.1 million, or 18%, from fiscal year 1997, although as a percentage of revenue, selling, general and administrative expense decreased to 21% for fiscal year 1998 from 23% in fiscal year 1997. This increase in dollars was primarily due to increased compensation-related costs resulting from increased staff and increased revenues.

     Selling, general and administrative expenses in fiscal year 1997 decreased $30.8 million, or 47%, from fiscal year 1996. This decrease is substantially due to charges recorded in the fourth quarter of fiscal year 1996. In the fourth quarter of fiscal year 1996, the Company recorded a $14.2 million charge to write-off the remaining unamortized intangible assets related to the SI acquisition and recorded a $2.3 million charge to write-off the remaining unamortized goodwill associated with the acquisition of SCR Technologies. These charges were based on management's evaluation in the fourth quarter of the recoverability of the acquired net assets. Additionally, the Company accrued $2.1 million in the fourth quarter of fiscal year 1996 for the settlement of a shareholder lawsuit and related legal costs, a $1.0 million charge for sales and use tax liability and $1.5 million for restructuring activities. In addition, payroll and related expenses decreased approximately $3.2 million as a result of restructuring actions begun in the fourth quarter of fiscal year 1996 and completed in the first quarter of fiscal year 1997, goodwill amortization decreased $2.2 million due to the write-off of goodwill in the fourth quarter of fiscal year 1996, depreciation expense decreased $1.0 million due to the write-off of certain assets in the fourth quarter of fiscal year 1996, travel expenses, supplies and services decreased $0.8 million due to the restructuring actions noted above, legal expense decreased $0.8 million, primarily as a result of the settlement of shareholder litigation, and other expense categories decreased $1.7 million.

     Research and Development Expenses: Research and development expenses in fiscal year 1998 increased $2.4 million, or 23%, from fiscal year 1997. The increase was primarily due to non-refundable research and development funding received from NFT in fiscal year 1997 of $1.6 million, increased project costs of $0.6 million and an increase in other expenses of $0.2 million.

     Research and development expenses in fiscal year 1997 decreased $4.3 million, or 30%, from fiscal year 1996. The decrease was primarily due to reduced payroll and related expenses of approximately $1.3 million as a result of restructuring actions begun in the fourth quarter of fiscal year 1996 and completed in the first quarter of fiscal year 1997, and non-refundable research and development funding received from NFT in fiscal year 1997, of $1.6 million. Additionally, in the fourth quarter of fiscal year 1996, the Company took a charge of $0.9 million for sales and use tax liability and a charge of $0.5 million to write-off certain idle fixed assets.

     Other Income (Expense), Net: Other income, net in fiscal year 1998 increased $1.1 million, or 72%, over fiscal year 1997. This increase was primarily due to reduced interest expense in fiscal year 1998 as compared to the prior year as a result of decreased credit line balances and debt repayment.

     Other income, net in fiscal year 1997 increased $6.1 million, or 132%, over fiscal year 1996. This increase was primarily due to an additional $3.8 million of income recognized on the sale of substantially all of the Company's existing patents, patent applications and rights thereof to EMC in February 1996. Additionally, other expense decreased due to charges recorded in fiscal year 1996 of $2.3 million related to a sales and use tax liability, including interest.

     Income Taxes: The Company recorded a net tax expense of $2.0 million for fiscal year 1998, as compared to $0.7 million in fiscal year 1997. This increase was primarily a result of increased income for fiscal year 1998 as compared to fiscal year 1997. See Note 6 of Notes to Consolidated Financial Statements.

     The Company recorded a net tax expense of $0.7 million for fiscal year 1997, as compared to an expense of $0.2 million in fiscal year 1996. This increase was primarily a result of income before income taxes for fiscal year 1997 as compared to a loss before income taxes for fiscal year 1996. See Note 6 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal years 1998 and 1997, the Company has financed its capital requirements principally through cash provided by operations. Prior to fiscal year 1997, the Company had financed its capital requirements principally through public and private equity financing and bank borrowings, including approximately $15.2 million of net bank borrowings in fiscal year 1996, $10.0 million of private equity funding in fiscal year 1996, and approximately $36.6 million in equity funding for fiscal year 1995 (of which $19.5 million was used to pay down existing debt at the time of the Company's initial public offering). The Company had cash and cash equivalents of $7.8 million at April 4, 1998.

     Cash and cash equivalents increased $4.3 million at April 4, 1998, as compared with the prior fiscal year-end. Net operating activities provided cash of $19.1 million in fiscal year 1998, primarily due to $31.2 million of net income adjusted for non-cash items and an increase in accounts payable of $5.9 million resulting primarily from increased inventories, partially offset by a $13.6 million increase in accounts receivable and increased inventories of $6.5 million, primarily due to increased volume resulting from increased revenue.

     Cash and cash equivalents decreased $0.6 million at April 5, 1997, as compared with the prior fiscal year-end. Net operating activities provided cash of $6.3 million in fiscal year 1997, primarily due to $17.0 million of operating losses adjusted for non-cash items, partially offset by an $11.0 million increase in accounts receivable, primarily due to increased volume resulting from increased revenue.

     The Company's investing activities during these periods included acquisitions and capital expenditures to support research and development, sales and operations. Effective April 2, 1995, the Company acquired all the outstanding stock of NPI. As part of the acquisition the Company paid $2.6 million in cash to NPI, issued notes in the aggregate amount of $2.0 million payable in two equal annual installments beginning April 1, 1996 and guaranteed earnout payments in the aggregate amount of $3.0 million payable in three equal annual installments beginning in April 1996. In addition, the acquisition agreement provided for contingent payments of up to $1.0 million payable in April 1998. The Board of Directors approved the payment of the contingent $1.0 million payment during the fourth quarter of fiscal year 1997. The accelerated timing of the payment was based on the over-achievement of the performance criteria as set forth in the amended NPI stock purchase agreement. In fiscal year 1995, the Company acquired certain assets and assumed certain liabilities of Raxco. As part of the acquisition, the Company paid $1.0 million in cash to Raxco, and issued notes payable in the total principal amount of $2.5 million, to be paid in ten quarterly installments beginning in April 1995. During fiscal year 1993, the Company incurred and accrued non-recurring charges relating to the DEC settlement and the Lexcel restructuring totaling $10.1 million. The cash outlays relating to these charges amounted to $0.5 million in fiscal year 1998 and $1.0 million each in fiscal years 1997, 1996, 1995 and 1994. See Note 10 of Notes to Consolidated Financial Statements.

     At April 4, 1998, the Company's days sales outstanding were 80 days, as compared to 76 days at April 5, 1997. The Company's average days sales outstanding is impacted by the high percentage of sales occurring within the last month of each quarter and the large percentage of international sales, which historically have slower payment patterns. The increase is primarily due to a higher percentage of sales occurring within the last month of fiscal year 1998 than the percentage of sales occurring within the last month of fiscal year 1997.

     Effective June 12, 1997, the Company entered into an agreement with Greyrock Business Credit whereby under an asset secured domestic line of credit, the Company may borrow up to $30.0 million limited by the value of pledged collateral. As part of the agreement, Silicon Valley Bank has a participation interest. The agreement allows the Company to borrow at a blended rate of prime rate plus 1.67%. The initial term of the agreement is for one year and automatically and continuously renews for a subsequent year, unless terminated by either party per the agreement. At April 4, 1998, borrowings outstanding were $7.9 million under this agreement. At June 22, 1998, the outstanding balance under this line was approximately $8.4 million.

     The above referenced agreement replaced an existing agreement entered into in March 1995, whereby the Company had available asset secured bank lines of credit of up to $20.0 million, limited by the value of the pledged collateral which consists of the Company's accounts receivable and inventories. In May 1996, the agreement was amended to increase the line of credit to $30.0 million as a result of a collateralized guarantee made to the bank by an affiliate of NFT, an entity affiliated with the Company's major stockholder and Chairman of the Board. At April 5, 1997, borrowings outstanding were $22.1 million under this agreement. This line replaced an existing agreement with two separate banks whereby the Company had an asset-secured line of credit of up to $12.0 million.

     On July 19, 1995, the Company entered into an agreement whereby it received a loan of approximately $10.0 million from an entity affiliated with the Company's major stockholder and Chairman of the Board. Pursuant to the terms of the agreement, the Company issued a long-term subordinated note to the lender which was convertible into common stock of the Company at a price per common share equal to the fair market value of such stock on the date of the conversion. On April 11, 1996, the lender exercised its right to convert the current principal and accrued interest outstanding thereunder of $10.1 million into common stock of the Company. See Notes 5 and 11 of Notes to Consolidated Financial Statements.

     Effective February 9, 1996, the Company entered into an agreement with EMC, whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company will receive for these rights include: (a) $30.0 million to be received in six equal annual installments of $5.0 million each, the first three of which were received in February 1996, January 1997 and January 1998. The remaining payments are to be received in each of the subsequent three years beginning January 1999 and; (b) royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the agreement, of which a minimum of $10.0 million will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. The first two annual installments were received in March 1997 and March 1998.

     Effective April 7, 1996, the Company entered into an agreement with NFT whereby NFT was to provide the Company with up to $2.4 million of non-refundable research and development funding based on actual research and development expenses incurred in connection with new and enhanced Backup-UNET software products, RLM Software Products Group, and the Open Media Products Group. The Company received $1.6 million in fiscal year 1997 under this agreement.

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

UPGRADE OF EXISTING COMPUTER INFRASTRUCTURE; YEAR 2000 ISSUE

     The Company is in the process of upgrading its existing computer infrastructure and replacing all of its manufacturing, accounting, customer service and other management information software with an enterprise-wide business system which is Year 2000 compliant. Although the Company expects that the new computer hardware and enterprise-wide business system will be installed by the end of fiscal year 1999, there can be no assurance that the Company will be able to achieve this installation on time. Further, the Company has never undertaken such a significant modification to its information management systems and, accordingly, there can be no assurance that the Company will not experience significant delays and/or compatibility issues in the installation and testing of the enterprise-wide business system. The new enterprise-wide business system will also require extensive training across all departments. Any delays or significant issues with respect to installation or training could materially adversely effect the Company's results of operation.

     In addition, the Company has implemented a review program to address Year 2000 issues as they relate to the Company's software products sold to third parties and the Company's key suppliers. The Company expects Year 2000 compliance during fiscal year 1999 and does not expect the cost to achieve compliance to be material to the Company. Any delay by the Company or third parties in achieving Year 2000 compliance could materially adversely effect the Company's results of operations.

NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 and 131, "Reporting Comprehensive Income" ("Statement 130") and "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. Statement 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. Statement 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of Statement 130 and Statement 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or net income
(loss) per share data as currently reported.

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") released Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Among other things, SOP 97-2 eliminates the distinction between significant and insignificant vendor obligations promulgated by SOP 91-1 and requires each element of a software arrangement to meet certain criteria in order to recognize revenue allocated to that element. Additionally, SOP 97-2 requires that total fees under an arrangement be allocated to each element in the arrangement based upon vendor specific objective evidence, as defined. SOP 97-2 is effective for software transactions entered into by the Company in fiscal 1999 and subsequent periods.

     As a result of certain issues raised in applying SOP 97-2, in March 1998, the AICPA issued a Statement of Position which delays for one year the effective date of certain provisions of SOP 97-2 with respect to what constitutes vendor-specific objective evidence of fair value of the delivered software element in certain multiple-element arrangements that include service elements entered into by entities that never sell the software elements separately. The Company does not anticipate that the adoption of SOP 97-2 and the new SOP will have a material effect on the Company's results of operations. However, the ultimate resolution of the implementation issues referred to above, or additional issues not yet raised or addressed by the AICPA, could change the Company's expectation.

RISK FACTORS

     The non-historical information in this Form 10-K includes forward-looking statements which involve risks and uncertainties. The actual results for the Company may differ materially from those described in any forward-looking statement. Factors that might cause such a difference include, but are not limited to, those discussed below and throughout this Form 10-K.

  Dependence on New Products

     The computer industry is characterized by rapid technological change and is highly competitive with respect to product innovation and introduction. The Company believes that the development and introduction of new, innovative product with features that respond to customers changing demands will be critical to its future success. No assurance can be given that the Company will be able to continue to design and manufacture products that will achieve market acceptance. Any significant delay or failure to design, manufacture, and successfully introduce products could have a material adverse effect on the Company's results of operations.

     The success of new products is dependent upon several factors, including timely completion of product design, achievement of acceptable manufacturing yields and market acceptance. Additional risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the introductions, accurate forecasting of customer demand, and the desire by customers to evaluate new, more expensive products for longer periods of time. Continued product development efforts are subject to all of the risks inherent in the development of new products, including unanticipated development problems and delays as well as the costs to undertake the development that could result in abandonment or substantial change in the development of a specific product. There can be no assurance that the Company will be able to effectively manage the transitions to new products or new technologies.

  Management of Growth

     The Company has experienced rapid growth, particularly during the last two years. The Company anticipates that continued growth, if any, will require management of that growth, including but not limited to, recruiting, hiring, training and retaining significant numbers of qualified personnel, forecasting revenues, controlling expenses and managing assets. In particular, continued growth will require that the Company train, integrate and retain qualified sales personnel in various geographic regions. As the Company is in a highly competitive growth market, the loss of a significant number of such persons, as well as the failure to recruit additional personnel in a timely manner, could have a material adverse effect on the Company's results of operations. Should the Company continue to experience rapid growth, there can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations or that management will adequately anticipate all demands that growth will place on the Company. If the Company's management is unable to manage growth effectively, the quality of the Company's products and its results of operations could be materially adversely affected.

  Competition

     The market for the Company's products is extremely competitive. The Company competes with many companies, certain of which have substantially greater financial and technological resources, larger distribution capabilities, earlier access to customers and greater overall customer loyalty than the Company.

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

  International Sales

     International sales continue to represent a significant portion of the Company's total revenue. These sales activities are subject to the normal risks of conducting business internationally, including unexpected changes in regulatory requirements, fluctuating exchange rates, tariffs and other barriers, difficulties in staffing and managing foreign subsidiary operations and potentially adverse tax consequences. Other risks inherent in the Company's international business include longer payment cycles, greater difficulties in accounts receivable collection and the burdens of complying with a wide variety of foreign laws. Most of the sales made by the Company in international markets are priced in the applicable local currency and are subject to currency exchange fluctuations. The Company may enter into foreign currency exchange contracts in an attempt to minimize foreign currency exposure. There can be no assurance that the use of such contracts will be sufficient to manage the risk of foreign currency fluctuations. International sales are subject to the risk of compliance with laws of various countries and the risk of import/export restrictions and tariff regulations. The Company has not experienced any difficulty in obtaining export licenses from the United States Department of Commerce for international sales.

  Dependence on Suppliers

     The principal components used in the Company's products include circuit boards, drives and chassis. The Company procures all of its parts from outside suppliers and has established manufacturing relationships with a number of key suppliers, primarily of disk drives, tape and tape library systems. The Company generally utilizes parts and components available from multiple vendors. However, components critical to the current design of the Company's 9000 and 3000 series of products, namely a RAID controller board manufactured by Mylex Corporation, is available to the Company only from this source. To date, the Company has been able to obtain supplies of these parts and believes that adequate quantities are available to meet its needs. Disruptions in supply or material increases in the cost of these components would have an adverse effect on the Company's operations.

UNEVEN PATTERN OF QUARTERLY RESULTS

     The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue in the future. These fluctuations have been and may continue to be caused by a number of factors, including competitive pricing pressures, the timing of customer orders (a large majority of which have historically been placed in the last month of each quarter), the timing of the introduction of new products and new versions of the Company's products, shifts in product mix and the timing of sales and marketing and research and development expenditures. Future operating results may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative products, the introduction of new products by the Company's competitors and decreases in gross profit margin for mature products.

     In addition, the Company has operated historically without a significant backlog of orders and, as a result, net product revenue in any quarter is dependent on orders booked and products shipped during that quarter. A significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based primarily on sales forecasts. If revenue does not meet the Company's expectations in any given quarter, the adverse impact on the Company's liquidity position and net income may be magnified by the Company's inability to reduce expenditures quickly enough to compensate for the revenue shortfall. Further, as is common in the computer industry, the Company historically has experienced an increase in the number of orders and shipments in the latter part of each quarter and the Company expects this pattern to continue in the future. The Company's failure to receive anticipated orders or to complete shipments in the latter part of a quarter could have a material adverse effect on the Company's results of operations for that quarter.

     Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. There can be no assurance that the Company will remain profitable on a quarter-to-quarter basis or that future revenues and operating results will not be below the expectations of public market analysts and investors which could result in a material adverse effect on the Company's common stock.

  Volatility of Stock Price

     The Company's stock price, like that of other technology companies, is subject to significant volatility in response to the timing and announcement of new products, services or technological innovations by the Company or its competitors, variations in quarterly results of operations, failure of such results of operations to meet the expectations of public market analysts and investors, changes in revenue or earnings estimates by the investment community and speculation in the press or investment community. In addition, the stock price may be affected by general market conditions and domestic and international economic factors unrelated to the operating performance of the Company. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations affect the market price of the Company's common stock. Because of these reasons, recent trends should not be considered reliable indicators of future stock prices or financial results.

  Intellectual Property Rights

     The Company relies on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements and technical measures to protect its intellectual property rights. Although the Company continues to take appropriate measures to protect its intellectual property rights, there can be no assurance such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. In addition, the laws of certain foreign countries in which the Company's products are or may be sold may not protect the Company's intellectual property rights to the same extent as the laws of the United States. The failure of the Company to protect its intellectual property rights could have a material adverse effect on the Company's results of operation.

     Although the Company believes that its products and trade designations do not infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future. If such a claim is made, the Company will evaluate the claim as it relates to its products and, if appropriate, may seek a license to use the protected technology. There can be no assurance that the Company would be able to obtain a license to use such technology or that such a license could be obtained on terms that would not have a material adverse effect on the Company. If the Company or its suppliers are unable to license protected technology, the Company could be prohibited from incorporating or marketing products incorporating that technology. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against it. Should the Company's products be found to infringe protected technology, the Company could be required to pay damages to the infringed party or be enjoined from manufacturing and selling such products, which could have a material adverse effect on the Company's results of operation.

  Control by Principal Shareholder

     Raymond J. Noorda, the Chairman of the Board of the Company, beneficially owns approximately 51% of the Company's outstanding common stock. As a result of his ownership, Mr. Noorda is able to control actions of the Company which require stockholder approval. Such concentration of ownership may have the effect of changing or preventing a change in control of the Company, including the election of the Board of Directors and the approval of significant corporate transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The information set forth under the caption "Voting Securities and Principal Holders Thereof " in the Company's Proxy Statement is incorporated herein by reference.

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

     (a)(1) Consolidated Financial Statements:

          Independent Auditors' Report

          Consolidated Balance Sheets as of April 4, 1998 and April 5, 1997

          Consolidated Statements of Operations for fiscal years 1998, 1997 and 1996

          Consolidated Statements of Stockholders' Equity for fiscal years 1998, 1997 and 1996

          Consolidated Statements of Cash Flows for fiscal years 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

     (2) The following financial statement schedule for fiscal years 1998, 1997 and 1996 is submitted herewith:

          Schedule II -- Valuation and Qualifying Accounts (See page S-1)

          All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

     (3) Exhibits included herewith (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
   3.1     Restated Certificate of Incorporation of the Company.(1)
   3.2     Restated By-laws of the Company.(7)
   4.1     Form of Registration Rights Agreement between the Company
           and certain Purchasers, and schedule of such Purchasers.(1)
   4.2     Registration Rights Agreement among the Company, Dialogic
           System Corporation and NFT Ventures, Inc., dated June 15,
           1992, as amended as of April 1, 1993 and as of February 11,
           1994.(1)
   4.3     Registration Rights Agreement between the Company and NFT
           Ventures, Inc., dated November 30, 1992.(1)
   4.4     [Intentionally omitted]
   4.5     [Intentionally omitted]
   4.6     Registration Rights Agreement between the Company and
           Dialogic Systems Corporation, dated November 30, 1992.(1)
   4.7     Specimen Stock Certificate.(1)
  10.1     [Intentionally omitted]
  10.2     Triple Net Lease between the Company and Catellus
           Development Corporation effective December 20, 1991.(1)
  10.3     Owner Participation Agreement between the Company, Catellus
           Development Corporation and Anaheim Redevelopment Agency,
           dated as of January 7, 1992, including exhibits.(1)
  10.4     [Intentionally omitted]
  10.5     [Intentionally omitted]
  10.6     [Intentionally omitted]
 *10.7     Form of Nonqualified Stock Option Agreement under the Stock
           Incentive Plan.(1)
 *10.8     Form of Indemnification Agreement.(1)
  10.9     [Intentionally omitted]
  10.10    [Intentionally omitted]
 *10.11    Micro Technology, Inc. Incentive Stock Option
           Plan -- 1985.(1)
 *10.12    1987 Incentive Stock Option and Nonqualified Stock Option
           Plan of the Company (the "1987 Stock Option Plan").(1)
 *10.13    Form of Incentive Common Stock Option Agreement under the
           1987 Stock Option Plan.(1)
 *10.14    Form of Nonqualified Common Stock Option Agreement under the
           1987 Stock Option Plan.(1)
 *10.15    Stock Incentive Plan of the Company.(1)
 *10.16    1988 Stock Option Plan, as amended August 12, 1991, of SF2
           Corporation.(1)
  10.17    Form of Consultant/Employee Confidentiality Agreement.(1)
  10.18    Lease between Oak Creek Delaware, Inc., and the Company,
           dated December 18, 1993.(1)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 *10.19    Form of Incentive Stock Option Agreement under the Stock
           Incentive Plan.(1)
 *10.20    MTI Technology Corporation 1994 Employee Stock Purchase
           Plan, as amended.(2)
 *10.21    MTI Technology Corporation Directors' Non-Qualified Stock
           Option Plan.(1)
  10.22    Asset Purchase Agreement, dated February 9, 1996, between
           EMC Corporation and Registrant, dated as of February 9,
           1996. (Confidential treatment granted pursuant to Rule
           24b-2)(3)
  10.23    [Intentionally omitted]
  10.24    1996 Stock Incentive Plan(4)
  10.25    Amendment No. 2 to Stock Purchase Agreement and Senior
           Promissory Notes dated as of October 3, 1996 between Earl M.
           Pearlman, William E. Decker, the William E. Decker Trust and
           Registrant.(4)
  10.26    Loan and Security Agreement between the Company and Greyrock
           Business Credit, dated May 23, 1997, and Schedule
           thereto.(6)
 *10.27    Employment Agreement dated August 1, 1997, between Chuck
           Sitzman and Registrant.(5)
  21.1     Subsidiaries of the Company.
  23.1     Consent of KPMG Peat Marwick LLP.
  24       Power of Attorney. (see page 23)
  27       Financial Data Schedule.

---------------
(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-75180).

(2) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 1994.

(3) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995.

(4) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending October 6, 1995.

(5) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending October 4, 1997.

(6) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 5, 1997.

(7) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending January 3, 1998.

 *  Management or compensatory plan or arrangement.

     (b) Reports on Form 8-K

          Form 8-K, dated February 25, 1998, regarding the Company's common stock and its resumption of trading on the Nasdaq National Market.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of July 1998.

                                          MTI TECHNOLOGY CORPORATION

                                          By: /s/ EARL M. PEARLMAN
                                            ------------------------------------
                                            Earl M. Pearlman
                                            (President and Chief Executive
                                              Officer)

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

                      SIGNATURE                                      TITLE                     DATE
                      ---------                                      -----                     ----
/s/ EARL M. PEARLMAN                                   President and Chief Executive       July 1, 1998
-----------------------------------------------------  Officer
(Earl M. Pearlman)

/s/ DALE R. BOYD                                       Senior Vice President, Chief        July 1, 1998
-----------------------------------------------------  Financial Officer (Principal
(Dale R. Boyd)                                         Financial Officer)

/s/ STEPHANIE M. BRAUN                                 Corporate Controller, Chief         July 1, 1998
-----------------------------------------------------  Accounting Officer
(Stephanie M. Braun)

/s/ RAYMOND J. NOORDA                                  Chairman of the Board               July 1, 1998
-----------------------------------------------------
(Raymond J. Noorda)

/s/ VAL KREIDEL                                        Director                            July 1, 1998
-----------------------------------------------------
(Val Kreidel)

/s/ DAVID PROCTOR                                      Director                            July 1, 1998
-----------------------------------------------------
(David Proctor)

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of April 4, 1998 and April 5,
  1997......................................................  F-3
Consolidated Statements of Operations for the fiscal years
  ended April 4, 1998, April 5, 1997 and April 6, 1996......  F-4
Consolidated Statements of Stockholders' Equity for the
  fiscal years ended April 4, 1998, April 5, 1997 and April
  6, 1996...................................................  F-5
Consolidated Statements of Cash Flows for the fiscal years
  ended April 4, 1998, April 5, 1997 and April 6, 1996......  F-6
Notes to Consolidated Financial Statements..................  F-7
Financial Statement Schedule of the Company
Schedule II -- Valuation and Qualifying Accounts............  S-1

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTI Technology Corporation and subsidiaries as of April 4, 1998 and April 5, 1997, and the results of their operations and their cash flows for the fiscal years ended April 4, 1998, April 5, 1997, and April 6, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP
Orange County, California
May 20, 1998

                           MTI TECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              APRIL 4,    APRIL 5,
                                                                1998        1997
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  7,768    $ 3,487
  Short-term investments....................................        --        850
  Accounts receivable, less allowance for doubtful accounts
     and sales returns of $5,686 in 1998 and $9,283 in
     1997...................................................    44,260     31,899
  Inventories...............................................    18,819     14,637
  Deferred income tax benefit...............................     4,277        960
  Prepaid expenses and other receivables....................     4,425      2,862
                                                              --------    -------
          Total current assets..............................    79,549     54,695
Property, plant and equipment, net..........................    11,995     13,220
Intangible assets and goodwill, less accumulated
  amortization of $5,578 in 1998 and $3,680 in 1997.........    12,753     15,027
Other.......................................................       794        650
                                                              --------    -------
                                                              $105,091    $83,592
                                                              ========    =======
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $  7,898    $22,102
  Current maturities of long-term debt......................         6      1,851
  Accounts payable..........................................    20,294     14,347
  Accrued liabilities.......................................    18,199     15,622
  Deferred income...........................................    16,441     13,040
                                                              --------    -------
          Total current liabilities.........................    62,838     66,962
Long-term debt, less current maturities.....................        --          6
Other.......................................................       107        247
                                                              --------    -------
          Total liabilities.................................    62,945     67,215
                                                              --------    -------
Stockholders' equity:
  Preferred stock, $.001 par value; authorized 5,000 shares;
     issued and outstanding, none...........................        --         --
  Common stock, $.001 par value; authorized 40,000 shares;
     issued (including treasury shares) and outstanding
     28,821 and 26,537 shares in 1998 and 1997,
     respectively...........................................        29         26
  Additional paid-in capital................................    96,577     88,780
  Accumulated deficit.......................................   (50,021)   (68,010)
  Less cost of treasury stock (666 and 755 shares in 1998
     and 1997, respectively)................................    (2,452)    (2,788)
  Cumulative foreign currency translation adjustments.......    (1,987)    (1,631)
                                                              --------    -------
          Total stockholders' equity........................    42,146     16,377
Commitments and contingencies
                                                              --------    -------
                                                              $105,091    $83,592
                                                              ========    =======

          See accompanying notes to consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FISCAL YEARS ENDED APRIL 4, 1998, APRIL 5, 1997 AND APRIL 6, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1998        1997        1996
                                                             --------    --------    --------
Net product revenue........................................  $163,707    $120,359    $ 97,682
Service revenue............................................    36,304      33,368      34,232
                                                             --------    --------    --------
          Total revenue....................................   200,011     153,727     131,914
Product cost of revenue....................................   106,960      83,607      74,057
Service cost of revenue....................................    22,042      20,196      22,162
                                                             --------    --------    --------
          Total cost of revenue............................   129,002     103,803      96,219
                                                             --------    --------    --------
     Gross profit..........................................    71,009      49,924      35,695
Operating expenses:
  Selling, general and administrative......................    41,055      34,936      65,715
  Research and development.................................    12,475      10,103      14,384
                                                             --------    --------    --------
          Total operating expenses.........................    53,530      45,039      80,099
     Operating income (loss)...............................    17,479       4,885     (44,404)
Other income (expense):
  Interest expense.........................................    (2,069)     (2,993)     (4,090)
  Interest income..........................................       176          87          99
  Other income (expense)...................................     4,450       4,389        (645)
                                                             --------    --------    --------
Income (loss) before income taxes..........................    20,036       6,368     (49,040)
     Income tax expense....................................     2,020         664         179
                                                             --------    --------    --------
     Net income (loss).....................................  $ 18,016    $  5,704    $(49,219)
                                                             ========    ========    ========
Net income (loss) per share:
  Basic....................................................  $   0.68    $   0.22    $  (2.54)
                                                             ========    ========    ========
  Diluted..................................................  $   0.62    $   0.22    $  (2.54)
                                                             ========    ========    ========
Weighted average shares used in per share computation:
  Basic....................................................    26,674      25,638      19,400
                                                             ========    ========    ========
  Diluted..................................................    29,112      26,437      19,400
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FISCAL YEARS ENDED APRIL 4, 1998, APRIL 5, 1997 AND APRIL 6, 1996
                                 (IN THOUSANDS)

                                                                                 CUMULATIVE
                                                                                   FOREIGN         TOTAL
                                       COMMON STOCK     ADDITIONAL   RETAINED     CURRENCY     STOCKHOLDERS'
                                      ---------------    PAID-IN     EARNINGS    TRANSLATION      EQUITY
                                      SHARES   AMOUNT    CAPITAL     (DEFICIT)   ADJUSTMENTS   (DEFICIENCY)
                                      ------   ------   ----------   ---------   -----------   -------------
Balance at April 1, 1995............  19,355    $20      $74,405     $(24,343)     $  (944)      $ 49,138
Exercise of stock options (including
  compensation expense of $129).....      30     --          155           --           --            155
Treasury shares issued under
  Employee Stock Purchase Plan and
  other.............................      64     --          264          (83)          --            181
Foreign currency translation
  adjustments.......................      --     --           --           --         (442)          (442)
Net loss............................      --     --           --      (49,219)          --        (49,219)
                                      ------    ---      -------     --------      -------       --------
Balance at April 6, 1996............  19,449     20       74,824      (73,645)      (1,386)          (187)
Exercise of stock options (including
  compensation expense of $14)......     300     --          529           --           --            529
Treasury shares issued under
  Employee Stock Purchase Plan and
  other.............................      40     --          150          (69)          --             81
Conversion of secured subordinated
  note..............................   5,993      6       10,107           --           --         10,113
Issuance of warrants................      --     --          382           --           --            382
Foreign currency translation
  adjustments.......................      --     --           --           --         (245)          (245)
Net income..........................      --     --           --        5,704           --          5,704
                                      ------    ---      -------     --------      -------       --------
Balance at April 5, 1997............  25,782     26       85,992      (68,010)      (1,631)        16,377
Exercise of stock options (including
  compensation expense of $18 and
  income tax benefit of $3,495).....   1,113      2        5,635           --           --          5,637
Treasury shares issued under
  Employee Stock Purchase Plan and
  other.............................      89     --          354          (27)          --            327
Conversion of warrants..............   1,171      1        2,144           --           --          2,145
Foreign currency translation
  adjustments.......................      --     --           --           --         (356)          (356)
Net income..........................      --     --           --       18,016           --         18,016
                                      ------    ---      -------     --------      -------       --------
Balance at April 4, 1998............  28,155    $29      $94,125     $(50,021)     $(1,987)      $ 42,146
                                      ======    ===      =======     ========      =======       ========

          See accompanying notes to consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FISCAL YEARS ENDED APRIL 4, 1998, APRIL 5, 1997 AND APRIL 6, 1996
                                 (IN THOUSANDS)

                                                                1998        1997        1996
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income (loss).........................................  $  18,016   $   5,704   $ (49,219)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................      7,920       9,854      28,255
    Provision for sales returns and losses on accounts
      receivable, net.......................................      1,107         319         154
    Provision for inventory obsolescence....................      1,968       3,238       4,056
    Loss on disposal of fixed assets........................         69         259         923
    Deferred income tax benefit.............................       (899)       (176)         --
    Deferred income.........................................      3,260      (2,208)      3,056
    Compensation related to stock options...................         18          14         129
    Gain on sale of product lines...........................       (246)         --          --
Change in assets and liabilities, net of effect of
  acquisitions:
  Accounts receivable.......................................    (13,565)    (11,087)      8,404
  Inventories...............................................     (6,538)      1,984      (2,531)
  Prepaid expenses, other receivables and other assets......     (1,449)      1,527       2,199
  Accounts payable..........................................      5,926        (228)     (5,799)
  Accrued and other liabilities.............................      3,527      (2,853)      3,299
                                                              ---------   ---------   ---------
  Net cash provided by (used in) operating activities.......     19,114       6,347      (7,074)
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Capital expenditures for property, plant and equipment....     (4,759)     (3,780)     (8,910)
  Proceeds from sale of property, plant and equipment,
    net.....................................................         --          --         340
  Acquisition of assets and liabilities of businesses, net
    of cash acquired........................................         --      (1,000)     (2,690)
  Payments received on notes receivables....................        246          --          --
  Short term investments....................................        850        (850)         --
                                                              ---------   ---------   ---------
  Net cash used in investing activities.....................     (3,663)     (5,630)    (11,260)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Borrowings under notes payable, net of acquisitions.......    148,779     116,986     129,887
  Borrowings under notes payable to fund acquisition of
    NPI.....................................................         --       1,000       2,608
  Proceeds from issuance of common stock and exercise of
    options and warrants....................................      4,596         596          66
  Repayments of notes payable...............................   (164,485)   (119,552)   (115,807)
                                                              ---------   ---------   ---------
  Net cash provided by (used in) financing activities.......    (11,110)       (970)     16,754
                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash.....................        (60)       (315)         73
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........      4,281        (568)     (1,507)
Cash and cash equivalents at beginning of year..............      3,487       4,055       5,562
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $   7,768   $   3,487   $   4,055
                                                              =========   =========   =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest................................................  $   2,392   $   2,963   $   2,330
    Income taxes............................................        719         348         481
Supplemental schedule of noncash investing and financing
  activities:
  Conversion of debt to common stock........................         --      10,113          --
  Issuance of common stock, notes, options and warrants in
    connection with acquisitions............................         --          --       5,000
  Income tax benefit from exercise of stock options.........      3,495          --          --

          See accompanying notes to consolidated financial statements.

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

  Fiscal Year

     The Company's year-end is the first Saturday following March 31. Fiscal years 1998 and 1997 ended on April 4 and April 5, respectively, and consisted of 52 weeks. Fiscal year 1996 ended on April 6 and consisted of 53 weeks.

  Revenue Recognition

     Sales of the Company's computer equipment are recorded upon shipment, net of an allowance for estimated returns. Revenue from equipment maintenance contracts is recorded as deferred income when billed and is recognized as earned over the period in which the services are provided, primarily straight-line over the term of the contract. The Company maintains a warranty accrual for the estimated future warranty obligation based on the relationship of historical and anticipated warranty costs and sales volumes.

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

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At April 4, 1998 and April 5, 1997, $281 and $266, respectively, of short-term commercial paper investments and money market fund investments are included in cash and cash equivalents.

  Short-Term Investments

     Short-term investments are comprised of certificates of deposit with an original maturity date longer than three months and are stated at cost, which approximates market value. Management has the intention and ability to hold investments until maturity.

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

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  Accounting for Stock Options

     Prior to April 7, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 7, 1996, the Company adopted Statement of Financial Accounting Standards No. ("Statement") 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in fiscal year 1996 and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123.

  Use of Estimates

     Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

  Income Taxes

     Under the asset and liability method of Statement 109, "Accounting for Income Taxes," deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, net of a valuation allowance for deferred tax assets which are determined to not be more likely than not realizable. Under Statement 109, the effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date.

  Intangible Assets and Goodwill

     The Company amortizes intangible assets and costs in excess of net assets acquired (goodwill) related to the Company's business acquisitions on a straight-line basis over periods ranging from 7 to 10 years. The Company applies the provisions of Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under the provisions of Statement 121, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The amount of impairment, if any, is measured based on projected discounted cash flows. Management regularly evaluates the continuing recoverability of intangible assets and goodwill based upon the historical and projected revenue and profitability of the related acquisitions and continuing benefits of the underlying assets. Based upon these evaluations, the Company believes that the established estimated useful lives are reasonable based on the economic factors and continuing benefits applicable to the acquired businesses and/or assets.

     During the fourth quarter of fiscal year 1996, the Company wrote off $14,244, representing the remaining unamortized intangible assets related to the purchase, in December 1993, of substantially all the assets and assumption of certain liabilities from System Industries, Inc., and $2,347, representing the remaining unamortized goodwill related to the acquisition, in December 1991, of SCR Technologies based on management's evaluation of the recovery of the acquired net assets. The Company has evaluated the recoverability of the remaining goodwill by analyzing forecasted undiscounted cash flows and found no further

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

impairment exists at April 4, 1998. As of April 4, 1998, goodwill represents intellectual property rights, access to an installed customer base and research and development capacity related to Raxco and National Peripherals, Inc. (see note 10) and is being amortized over 10 years.

  Foreign Currency Translation

     The Company follows the principles of Statement 52, "Foreign Currency Translation," using the local currencies as the functional currencies of its foreign subsidiaries. Accordingly, all assets and liabilities outside the United States are translated into dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during the period. Net foreign currency translation adjustments accumulate as a separate component of stockholders' equity. Net foreign currency transaction exchange losses of $237, $499 and $262 were realized in fiscal years 1998, 1997 and 1996, respectively, and are included in selling, general and administrative expense in the accompanying consolidated statements of operations.

  Concentration of Credit Risk

     Credit is extended for all customers based on financial condition and, generally, collateral is not required. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and dispersion across many different industries and geographies.

     The Company generally utilizes parts and components available from multiple vendors. However certain critical components, primarily a RAID controller board, are available to the Company only from a single source. To date, the Company has been able to obtain supplies of these parts and believes that adequate quantities are available to meet its needs. Disruptions in supply or material increases in the cost of these components would have an adverse effect on the Company's operations.

  Net Income (Loss) per Share

     The Company adopted Statement 128, "Earnings Per Share," in the third quarter of fiscal year 1998. In accordance with Statement 128, primary earnings per share have been replaced with basic earnings per share and fully diluted earnings per share have been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding options and warrants. Prior periods have been restated to conform to Statement 128.

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

  Fair Value of Financial Instruments

     Statement 107, "Disclosure about Fair Value of Financial Instruments," requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Statement 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of April 4, 1998, the fair value of all financial instruments approximated their carrying value.

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

     During the fourth quarter of fiscal year 1996, the Company recorded approximately $19,806 of charges related to asset write-downs and increased inventory reserves. The charges included a $14,244 charge to write-off the remaining unamortized intangible assets related to the purchase, in December 1993, of substantially all of the assets and assumption of certain liabilities from System Industries, Inc. based on management's evaluation of the recoverability of the acquired net assets; a $2,347 charge to write-off the remaining goodwill related to the acquisition, in December 1991, of SCR Technologies based on management's evaluation of the recoverability of the acquired net assets; a $2,056 charge to increase excess and obsolete reserves on certain slower-moving or obsolete product inventories that support the DEC market; a $504 charge to record the write-down of field service spares inventory that support the DEC market to estimated net realizable value; and a $655 charge to write-off certain idle fixed assets.

     In addition to the above charges, the Company accrued $2,088 for the settlement of a shareholder lawsuit and related legal costs (see note 8), $1,855 for sales and use tax liability and $1,450 for related interest and penalties, and $1,777 for restructuring and severance costs.

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

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The following table summarizes the fiscal year 1996 fourth quarter charges and the impact to the Company's results of operations:

Product cost of revenue:
  Charge to increase excess and obsolete reserves on
     product inventories...................................  $ 2,056
                                                             -------
Service cost of revenue:
  Write-down of field service spares inventory.............      504
                                                             -------
Operating expenses:
  Write-off of unamortized System Industries, Inc.
     -- related intangible assets..........................   14,244
  Write-off of unamortized SCR Technologies
     -- related goodwill...................................    2,347
  Reserve for shareholder lawsuit settlement and related
     legal costs...........................................    2,088
  Reserve for sales and use tax liability..................    1,855
  Restructuring and severance costs........................    1,777
  Write-off of idle fixed assets...........................      655
                                                             -------
                                                              22,966
                                                             -------
Other expenses:
  Reserve for interest and penalties related to sales and
     use tax liability.....................................    1,450
                                                             -------
          Total fiscal year 1996 fourth quarter
            adjustments....................................  $26,976
                                                             =======

  Reclassifications

     Certain reclassifications have been made to the fiscal years 1997 and 1996 consolidated financial statements to conform to the fiscal year 1998 presentation.

(2) INVENTORIES

     Inventories consist of the following:

                                                           APRIL 4,    APRIL 5,
                                                             1998        1997
                                                           --------    --------
Raw materials............................................  $10,822     $ 5,788
Work-in-process..........................................      318          10
Finished goods...........................................    7,679       8,839
                                                           -------     -------
                                                           $18,819     $14,637
                                                           =======     =======

(3) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, are summarized as follows:

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           APRIL 4,    APRIL 5,
                                                             1998        1997
                                                           --------    --------
Plant equipment, office furniture and fixtures...........  $11,970     $12,032
Computer equipment.......................................   15,259      13,933
Field service spares.....................................    8,729       7,966
Leasehold improvements...................................    1,686       1,285
                                                           -------     -------
                                                            37,644      35,216
     Less accumulated depreciation and amortization......   25,649      21,996
                                                           -------     -------
                                                           $11,995     $13,220
                                                           =======     =======

     Property, plant and equipment include assets held under capital leases of $10 and $71 (net of accumulated depreciation of $303 and $245, respectively) at April 4, 1998 and April 5, 1997, respectively.

(4) ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                           APRIL 4,    APRIL 5,
                                                             1998        1997
                                                           --------    --------
Salaries, wages and commissions..........................  $ 6,800     $ 5,077
Taxes....................................................    6,352       5,878
Accrued warranty costs...................................      916         912
Other....................................................    4,131       3,755
                                                           -------     -------
                                                           $18,199     $15,622
                                                           =======     =======

(5) DEBT

  Credit Agreement and Lines of Credit

     Effective June 12, 1997, the Company entered into an agreement with Greyrock Business Credit whereby under an asset secured domestic line of credit, the Company may borrow up to $30,000, limited by the value of pledged collateral. The agreement allows the Company to borrow at a blended rate of prime rate plus 1.67%. The initial term of the agreement is for one year and automatically and continuously renews for a subsequent year, unless terminated by either party pursuant to the agreement. Borrowings outstanding under this line at April 4, 1998 were $7,898 which is classified as short-term borrowings. The bank line of credit agreement contains certain restrictive covenants. At April 4, 1998, the Company was in compliance with all such covenants.

     The above agreement replaced an existing agreement whereby the Company had an asset secured line of credit up to $30,000 with Greyrock Business Credit. Borrowings outstanding under this line at April 5, 1997 were $22,102 which is classified as short-term borrowings. Subsequent to April 5, 1997, the outstanding balance was repaid utilizing proceeds from the facility discussed above.

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  Long-term Debt

     A summary of long-term debt is as follows:

                                                           APRIL 4       APRIL 5,
                                                             1998          1997
                                                           --------      --------
Capital lease obligations................................    $ 6          $   77
Notes payable............................................     --           1,780
                                                             ---          ------
                                                             $ 6          $1,857
Less current installments................................      6           1,851
                                                             ---          ------
                                                             $--          $    6
                                                             ===          ======

     The Company leases equipment under capital leases. These leases have imputed interest rates of approximately 11% and extend through 1999.

(6) INCOME TAXES

     The components of income (loss) before income taxes are as follows:

                                                       FISCAL YEARS ENDED
                                                --------------------------------
                                                APRIL 4,    APRIL 5,    APRIL 6,
                                                  1998        1997        1996
                                                --------    --------    --------
U.S...........................................  $11,659      $1,010     $(44,178)
Foreign.......................................    8,377       5,358       (4,862)
                                                -------      ------     --------
                                                $20,036      $6,368     $(49,040)
                                                =======      ======     ========

     Income tax expense (benefit) consists of the following:

                                                   CURRENT    DEFERRED    TOTAL
                                                   -------    --------    ------
1998:
  Federal........................................  $1,381      $(899)     $  482
  State..........................................     167         --         167
  Foreign........................................   1,371         --       1,371
                                                   ------      -----      ------
                                                   $2,919      $(899)     $2,020
                                                   ======      =====      ======
1997:
  Federal........................................  $  254      $(176)     $   78
  State..........................................     131         --         131
  Foreign........................................     455         --         455
                                                   ------      -----      ------
                                                   $  840      $(176)     $  664
                                                   ======      =====      ======
1996:
  Federal........................................  $   --      $  --      $   --
  State..........................................      --         --          --
  Foreign........................................     179         --         179
                                                   ------      -----      ------
                                                   $  179      $  --      $  179
                                                   ======      =====      ======

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Reconciliations of the federal statutory tax rate to the effective tax rate are as follows:

                                                           FISCAL YEARS ENDED
                                                    --------------------------------
                                                    APRIL 4,    APRIL 5,    APRIL 6,
                                                      1998        1997        1996
                                                    --------    --------    --------
Federal statutory rate............................    35.0%       35.0%      (35.0)%
Effect of foreign operations......................    (0.9)      (22.3)        3.1
State taxes, net of federal benefit...............     0.7         2.1          --
Change in valuation allowance.....................   (26.0)      (14.1)       33.1
Non-deductible expenses...........................     2.9         6.7         3.2
Other.............................................    (1.6)        3.0        (4.0)
                                                     -----       -----       -----
                                                      10.1%       10.4%        0.4%
                                                     =====       =====       =====

     Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of the deferred income tax assets and deferred income tax liabilities are as follows:

                                                 1998       1997       1996
                                                -------    -------    -------
Deferred tax assets:
  Tax operating loss carryforwards............  $14,096    $20,267    $20,158
  Tax basis of intangible assets greater than
     book basis...............................    5,752      5,565      5,804
  Accrued expenses not deductible for tax
     purposes.................................    3,571      3,362      3,101
  Inventory reserves..........................    1,346      1,226      1,715
  Book depreciation greater than tax
     depreciation.............................    2,682      1,873      1,758
  Recognition of income reported on different
     methods for tax purposes than for
     financial reporting......................    1,564         80        188
  Other.......................................    1,241       (231)       140
                                                -------    -------    -------
                                                 30,252     32,142     32,864
Less valuation allowance......................   25,975     31,182     32,080
                                                -------    -------    -------
                                                $ 4,277    $   960    $   784
                                                =======    =======    =======

     At April 4, 1998, the Company had federal net operating loss ("NOL") carryforwards arising from the acquisition of SF2, available to offset future taxable income of $17,630, subject to alternative minimum tax limitations. The utilization of these carryforwards is limited to approximately $1,000 annually, as a result of the Internal Revenue Code's restrictive change of ownership rules.

     At April 4, 1998, the Company had federal NOL carryforwards, exclusive of the $17,712 SF2 NOL discussed above, of $22,212. These carryforwards expire beginning in fiscal year 2008.

     Management believes that it is more likely than not that the Company will realize the benefits of the remaining net deferred tax asset existing at April 4, 1998. The change in the valuation allowance from fiscal year 1997 to fiscal year 1998 was $5,207 and the change in the valuation allowance from fiscal year 1996 to fiscal year 1997 was $898.

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

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

IRS appeals office. No findings have been issued for fiscal years 1992 through 1995. The Company believes the ultimate resolution of the examinations will not result in a material impact on the Company's consolidated financial position, results of operations or liquidity.

(7) STOCKHOLDERS' EQUITY

  Net Income (Loss) per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                1998       1997        1996
                                               -------    -------    --------
Numerator:
  Net income (loss), basic and diluted.......  $18,016    $ 5,704    $(49,219)
                                               =======    =======    ========
Denominator:
Denominator for net income (loss) per share,
  basic -- weighted-average shares
  outstanding................................   26,674     25,638      19,400
                                               -------    -------    --------
  Effect of dilutive securities:
     Dilutive options outstanding............    2,002         14          --
     Dilutive warrants outstanding...........      436        813          --
                                               -------    -------    --------
  Dilutive potential common shares...........    2,438        799          --
                                               -------    -------    --------
  Denominator for net income (loss) per
     share, diluted -- adjusted
     weighted-average shares.................   29,112     26,437      19,400
                                               =======    =======    ========
Net income (loss) per share, basic...........  $  0.68    $  0.22    $  (2.54)
                                               =======    =======    ========
Net income (loss) per share, diluted.........  $  0.62    $  0.22    $  (2.54)
                                               =======    =======    ========

     Options to purchase 1,410,000 shares of common stock at prices in excess of $9.98 per share were outstanding at April 4, 1998, but were not included in the net income per share, diluted computation for the year then ended because the options' exercise price was greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive.

     Options to purchase 712,000 shares of common stock and warrants to purchase 270,000 shares of common stock at prices in excess of $2.75 per share were outstanding at April 5, 1997, but were not included in the net income per share, diluted computation for the year then ended because the options' exercise price was greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive.

     Options to purchase 3,236,000 shares of common stock and warrants to purchase 595,000 shares of common stock were outstanding at April 6, 1996, but were not included in the net loss per share, diluted computation for the year then ended because the effect of doing so would be antidilutive.

  Stock Options

     The Company has granted stock options under its 1985 Incentive Stock Option Plan, its 1987 Incentive Stock Option Plan and Non-Qualified Stock Option Plan, its 1992 Stock Incentive Plan and its 1996 Stock Incentive Plan, generally at prices equal to the estimated fair market value of the Company's common stock at date of grant. The Company intends to grant future options under its 1996 Stock Incentive Plan and its 1992 Stock Incentive Plan. The 1985 Incentive Stock Option Plan and the 1987 Incentive Stock Option Plan allow a maximum of 458,000 and 2,072,000 shares to be issued in the aggregate, respectively. In addition, in

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

connection with the acquisition of SF2 the Company assumed outstanding options to purchase 236,000 shares under the 1988 Stock Option Plan of SF2.

     The 1992 Stock Incentive Plan provides for the grant by the Company of stock options, stock bonuses/ purchases and stock appreciation rights to acquire up to an aggregate of not more than the greater of 5% of the authorized shares of the Company's common stock or 15% of the total number of shares outstanding as of the Company's prior fiscal year-end, with the aggregate number of options and rights outstanding not to exceed 30% of the then outstanding common stock of the Company. The maximum number of shares available in any case under the plan is 4,079,960.

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

  Directors' Non-Qualified Stock Option Plan

     On March 31, 1994, the Company adopted the Directors' Non-Qualified Stock Option Plan (the "Director Plan"). A total of 150,000 shares of the Company's common stock are reserved for issuance under the Director Plan. Under the Director Plan non-qualified options to purchase 10,000 shares were granted to each non-employee director of the Company upon the closing of the Company's initial public offering. Non-employee directors appointed to the Board of Directors after the initial public offering also receive a non-qualified option to purchase 10,000 shares of common stock. In addition, each non-employee director who has served as a director for at least one year will receive an option to purchase 2,500 shares of common stock following each annual meeting of stockholders; provided that he or she continues to be a director of the Company immediately following each meeting. The exercise price per share of each option granted under the Director Plan will be the fair market value of the Company's common stock on the date the option is granted, except that the initial grants to directors, upon the closing of the Company's initial public offering had an exercise price per share of $9.00 per share, the price to the public in the initial public offering. As of April 4, 1998, options to purchase 52,500 shares of common stock were outstanding, of which 47,500 were exercisable.

     In fiscal years 1994, 1992 and 1991, certain options were granted below the then determined fair value of the Company's common stock, resulting in compensation expense. Such compensation expense is being amortized through a charge to operations over the vesting period of four years and amounted to $18, $14 and $129 for fiscal years 1998, 1997 and 1996, respectively.

     In May 1995, options to purchase 1,789,000 shares with exercise prices ranging from $3.375 to $5.00 per share were repriced to an exercise price of $1.75, the then determined fair value of the Company's common stock. All shares repriced were not exercisable until the earlier of May 1996 or 30 days prior to their expiration.

     The options granted typically vest over a period of four years from the date of grant. At April 4, 1998 and April 5, 1997, the number of options exercisable was 1,441,000 and 1,252,000, respectively, and the weighted-average exercise price of those options was $2.21 and $1.89, respectively.

     The per share weighted-average fair value of stock options granted during fiscal years 1998, 1997 and 1996 was $6.40 , $1.58 and $1.02, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: 1998 -- expected dividend yield of 0%, risk-free interest rate of 5.63%, volatility of its stock over the expected life of the options of .5 and an expected life of six years; 1997 -- expected dividend yield of 0%, risk-free interest rate of 6.84%, volatility of its stock over the

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

expected life of the options of .5 and an expected life of six years;
1996 -- expected dividend yield of 0%, risk-free interest rate of 6.17%, volatility of its stock over the expected life of the options of .5 and an expected life of six years.

     The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements, except as noted above. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net income (loss) would have been the pro forma amounts indicated below:

                                                                     NET INCOME
                                                 NET INCOME            (LOSS)
                                                   (LOSS)        PER SHARE, DILUTED
                                                 ----------      ------------------
As reported:
  1998.........................................   $ 18,016             $ 0.62
  1997.........................................   $  5,704             $ 0.22
  1996.........................................   $(49,219)            $(2.54)
Pro forma:
  1998.........................................   $ 15,169             $ 0.52
  1997.........................................   $  4,601             $ 0.17
  1996.........................................   $(50,266)            $(2.59)

     Pro forma net income (loss) reflects only options granted in fiscal years 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under Statement 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to April 2, 1995 is not considered.

     A summary of all stock option transactions follows (in thousands, except per share data):

                                                                     WEIGHTED
                                                                     AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                      ------      --------------
Options outstanding at April 1, 1995................   1,941          $1.40
Granted.............................................   2,262           1.92
Exercised...........................................     (29)           .88
Canceled............................................    (938)          2.05
                                                      ------
Options outstanding at April 6, 1996................   3,236           1.88
Granted.............................................   1,660           2.75
Exercised...........................................    (311)          1.72
Canceled............................................    (359)          2.06
                                                      ------
Options outstanding at April 5, 1997................   4,226           2.22
Granted.............................................   1,567          12.25
Exercised...........................................  (1,103)          1.91
Canceled............................................    (112)          8.76
                                                      ------
Options outstanding at April 4, 1998................   4,578          $5.56
                                                      ======

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     A summary of stock options outstanding at April 4, 1998 follows (in thousands, except per share data):

                                                               EXERCISABLE
                                   WEIGHTED                --------------------
                                    AVERAGE     WEIGHTED               WEIGHTED
                     NUMBER OF     REMAINING    AVERAGE                AVERAGE
     RANGE OF         OPTIONS     CONTRACTUAL   EXERCISE   NUMBER OF   EXERCISE
 EXERCISE PRICES    OUTSTANDING      LIFE        PRICE      OPTIONS     PRICE
 ---------------    -----------   -----------   --------   ---------   --------
$ 0.0980 -  1.7500     1,408          6.5        $ 1.74       809       $ 1.74
  1.8750 -  3.0000     1,097          8.3          2.25       498         2.28
  3.6875 -  9.0000       662          8.8          3.97       129         4.51
 11.8750 - 12.8750     1,410          9.4         12.71         5        12.88

  Employee Stock Purchase Plan

     On March 31, 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the "Purchase Plan") allowing for an aggregate of 500,000 shares of the Company's common stock. Under the Purchase Plan, the Board may authorize participation by eligible employees, including officers, in periodic six month offerings following the commencement of the Purchase Plan. The price of the Company's common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Company's common stock at the commencement date of each offering period or the relevant purchase date. During fiscal years 1998 and 1997, 88,664 and 39,529 shares of stock, respectively, were issued pursuant to this plan.

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

(8) COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases facilities and certain equipment under non-cancelable operating leases. Under the lease agreements for facilities, the Company is required to pay insurance, taxes, utilities and building maintenance and is subject to certain consumer price index adjustments.

     Future minimum lease payments at April 4, 1998 under all noncancelable operating facility and equipment leases for subsequent fiscal years are as follows:

  1999...................................................    $ 4,096
  2000...................................................      3,643
  2001...................................................      2,647
  2002...................................................      2,326
  2003...................................................      2,189
  Thereafter.............................................      3,384
                                                             -------
                                                             $18,285
                                                             =======

     Rent expense totaled $4,575, $4,237 and $4,373, for fiscal years 1998, 1997 and 1996, respectively.

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  Litigation

     The Company is from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(9) BUSINESS SEGMENT AND INTERNATIONAL INFORMATION

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

     A summary of the Company's operations by geographic area is presented below:

                                               1998        1997        1996
                                             --------    --------    --------
Revenue:
  United States..........................    $157,215    $124,704    $105,153
  Europe.................................      54,356      41,503      35,795
  Transfers between areas................     (11,560)    (12,480)     (9,034)
                                             --------    --------    --------
Total revenue............................    $200,011    $153,727    $131,914
                                             ========    ========    ========
Operating income (loss):
  United States..........................    $  9,066    $   (188)   $(43,005)
  Europe.................................       8,413       5,073      (1,399)
                                             --------    --------    --------
Total operating income (loss)............    $ 17,479    $  4,885    $(44,404)
                                             ========    ========    ========
Identifiable assets:
  United States..........................    $ 72,069    $ 59,037    $ 65,513
  Europe.................................      33,022      24,555      18,510
                                             --------    --------    --------
Total assets.............................    $105,091    $ 83,592    $ 84,023
                                             ========    ========    ========

     No single customer accounted for more than 10% of revenue in fiscal years 1998, 1997 and 1996.

(10) ACQUISITIONS AND DISPOSITIONS

  Sale of Patents

     Effective February 9, 1996, the Company entered into an agreement with EMC Corporation ("EMC"), whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company will receive for these rights include $30,000 to be received in six equal annual installments of $5,000 each, the first three of which were received in February 1996, January 1997 and January 1998. The remaining payments are to be received in each of the subsequent three years beginning January 1999. The Company will also receive royalty payments in the aggregate of up to a maximum of $30,000 over the term of the agreement, of which a minimum of $10,000 will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. The first two annual installments were received

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

in March 1997 and March 1998. Included in net product revenue and other income for fiscal years 1998, 1997 and 1996 are $5,000, $5,000 and $1,250, and $2,000,
$2,000 and $500, respectively, related to this agreement. Included in deferred income at April 4, 1998 and April 5, 1997, is $3,750 related to this agreement. In addition, the Company also received an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market, and sell the technology protected under the aforementioned patents. Pursuant to the terms and conditions of the agreement, this license will terminate in the event of a change in control of the Company involving certain acquirers. As part of the agreement, the Company and EMC granted to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the agreement for a period of five years.

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

  Raxco Inc. Asset Purchase

     In January 1995, the Company acquired certain assets, including intellectual properties and source code rights, of the UNIX and OpenVMS storage management software product lines of Raxco, Inc. ("Raxco"). The purchase price of the acquired assets included payment of $1,000 in cash, notes in the amount of $2,500, assumption of certain liabilities of $1,903, primarily deferred service maintenance contracts, and acquisition costs of $58. In connection with the acquisition, the Company recorded an accrual of $825 to reflect the anticipated costs related to the closure of excess facilities in the United Kingdom and the estimated costs to satisfy certain preexisting product development obligations. In the fourth quarter of fiscal year 1996, the Company recorded an additional $282 associated with the Company's satisfaction of the preexisting product development obligations. In addition, as part of the consideration paid, the Company issued warrants to purchase 250,000 shares of the Company's common stock with an exercise price of $6.00 per share. In management's opinion, based on the current market value of the Company's common stock, the fair market value of these warrants was not material, and no value was assigned to the warrants. In October 1997, 161,830 shares of the Company's common stock were issued to AXENT Technologies, Inc. (formerly Raxco, Inc.), in exchange for the surrender of the warrants to purchase 250,000 shares of the Company's common stock. Pursuant to the terms of the warrants, in lieu of exercising the warrants for cash, the holder elected to have withheld from the number of shares otherwise deliverable, shares having a fair market value equal to the aggregate warrant exercise price.

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(11) RELATED PARTY TRANSACTIONS

     Effective April 7, 1996, the Company entered into an agreement with NFT Ventures, Inc. ("NFT"), an entity affiliated with the Company's major stockholder and Chairman of the Board, whereby NFT agreed to provide the Company with up to $2,400 of non-refundable research and development funding based on actual research and development expenses incurred in connection with new and enhanced Backup-UNET software products, the RLM Software Products Group and the Open Media Products Group. The Company received $1,628 under this agreement in fiscal year 1997. The consideration NFT received for the funding commitment included: (a) an irrevocable, worldwide, nonexclusive license to develop, market and sell certain defined new or substantially enhanced software products developed by the Company; (b) the right to royalty payments based on the revenue recognized by the Company from sale of the defined software products that are sold within four years of the effective date of the agreement; and (c) a warrant to purchase up to 750,000 shares of the Company's common stock with an exercise price of $2.25 per share. Based on the total of $1,628 of NRE funding received, a warrant to purchase up to 508,824 shares of the Company's common stock was issued. On October 21, 1997, the warrant to purchase 508,824 shares of the Company's common stock was exercised in full.

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

     In May 1996, the Company's line of credit agreement with Greyrock Business Credit was amended to increase the line of credit to $30,000 based on additional pledged collateral by an affiliate of NFT, an entity affiliated with the Company's major stockholder and Chairman of the Board. As consideration for the guaranty, the Company issued warrants to purchase up to 500,000 shares of the Company's common stock at a price of $2.00 per share (see note 5). On October 21, 1997, the warrants to purchase 500,000 shares of the Company's common stock were exercised.

(12) EMPLOYEE BENEFITS

     The Company maintains an employee savings plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Company's contributions to the plan are determined at the discretion of the

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Board of Directors. During fiscal year 1998, the Company contributed $393. During fiscal years 1997 and 1996, the Company made no contributions to the plan.

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for continuing operations for fiscal years 1998 and 1997 are as follows:

                                                                                    NET
                                                                                   INCOME
                                                   TOTAL      GROSS      NET     PER SHARE,
                                                  REVENUES   PROFIT    INCOME     DILUTED
                                                  --------   -------   -------   ----------
1998:
  Fourth quarter................................  $ 55,451   $19,880   $ 5,754     $0.19
  Third quarter.................................    53,989    18,614     5,079      0.17
  Second quarter................................    46,796    16,637     4,089      0.14
  First quarter.................................    43,775    15,878     3,094      0.11
                                                  --------   -------   -------
Total...........................................  $200,011   $71,009   $18,016
                                                  ========   =======   =======
1997:
  Fourth quarter................................  $ 42,131   $14,543   $ 2,249     $0.08
  Third quarter.................................    38,908    12,658     1,767      0.07
  Second quarter................................    36,511    11,597     1,231      0.05
  First quarter.................................    36,177    11,126       457      0.02
                                                  --------   -------   -------
Total...........................................  $153,727   $49,924   $ 5,704
                                                  ========   =======   =======

     The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue in the future. These fluctuations have been and may continue to be caused by a number of factors, including competitive pricing pressures, the timing of customer orders (a large majority of which have historically been placed in the last month of each quarter), the timing of the introduction of new products and new versions of the Company's products, shifts in product mix and the timing of sales and marketing and research and development expenditures. Future operating results may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative products, the introduction of new products by the Company's competitors and decreases in gross profit margin for mature products.

     In addition, the Company has operated historically without a significant backlog of orders and, as a result, net product revenue in any quarter is dependent on orders booked and products shipped during that quarter. A significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based primarily on sales forecasts. If revenue does not meet the Company's expectations in any given quarter, the adverse impact on the Company's liquidity position and net income may be magnified by the Company's inability to reduce expenditures quickly enough to compensate for the revenue shortfall. Further, as is common in the computer industry, the Company historically has experienced an increase in the number of orders and shipments in the latter part of each quarter and the Company expects this pattern to continue in the future. The Company's failure to receive anticipated orders or to complete shipments in the latter part of a quarter could have a material adverse effect on the Company's results of operations for that quarter.

     Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. There can be no assurance that the Company will remain profitable on a quarter-to-quarter basis or that future revenues and operating results will not be below the expectations of public market analysts and investors which could result in a material adverse effect on the Company's common stock.

                                                                     SCHEDULE II

                           MTI TECHNOLOGY CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
   FOR THE FISCAL YEARS ENDED APRIL 4, 1998, APRIL 5, 1997 AND APRIL 6, 1996
                                 (IN THOUSANDS)

                                                    BALANCE     CHARGED TO                   BALANCE
                                                      AT         REVENUE,                      AT
                                                   BEGINNING     COSTS AND                   END OF
                   DESCRIPTION                     OF PERIOD    EXPENSES(1)    DEDUCTIONS    PERIOD
                   -----------                     ---------    -----------    ----------    -------
Year ended April 4, 1998
  Allowance for doubtful accounts and sales
     returns.....................................   $9,283        $(2,490)(3)   $(1,107)     $5,686
                                                    ======        =======       =======      ======
  Allowance for inventory obsolescence...........   $3,495        $ 1,968       $(2,426)     $3,037
                                                    ======        =======       =======      ======
Year ended April 5, 1997
  Allowance for doubtful accounts and sales
     returns.....................................   $5,437        $ 4,165       $  (319)     $9,283
                                                    ======        =======       =======      ======
  Allowance for inventory obsolescence...........   $3,944        $ 3,238       $(3,687)     $3,495
                                                    ======        =======       =======      ======
Year ended April 6, 1996
  Allowance for doubtful accounts and sales
     returns.....................................   $9,986        $(4,395)(2)   $  (154)     $5,437
                                                    ======        =======       =======      ======
  Allowance for inventory obsolescence...........   $8,613        $ 4,056       $(8,725)     $3,944
                                                    ======        =======       =======      ======

---------------
(1) The allowance for sales returns is recorded as a charge to revenue, the allowance for doubtful accounts is charged to selling, general and administrative expenses, and the allowance for inventory obsolescence is charged to product cost of revenue.

(2) Includes amounts related to the recognition of receivables whose related revenue was not recognized until fiscal year 1996.

(3) Includes amounts related to the recognition of receivables whose related revenue was not recognized until fiscal year 1998.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION                           PAGE
-------                            -----------                           ----
  21.1     Subsidiaries of the Company.................................
  23.1     Consent of KPMG Peat Marwick LLP............................
  27       Financial Data Schedule.....................................

                                                                    EXHIBIT 21.1

                   SUBSIDIARIES OF MTI TECHNOLOGY CORPORATION

                                                                JURISDICTION OF
                         SUBSIDIARY                              INCORPORATION
                         ----------                           -------------------
MTI Technology GmbH.........................................        Germany
MTI Technology Limited......................................       Scotland
MTI France SA...............................................        France
Microtechnology Scandinavia, AB.............................        Sweden
MTI Technology Ireland Ltd..................................        Ireland
MTI Technology BV...........................................        Holland
MTI Technology SA...........................................      Switzerland
MTI Technology Europe.......................................        Ireland
National Peripherals, Inc...................................     Illinois, USA
International Micro Technology, Inc.........................  U.S. Virgin Islands
SI Computer Systems, Ltd....................................          UK
System Industries (Deutschland) GmbH........................        Germany
SI Network Storage Canada, Ltd..............................        Canada
System Industries Ireland, Ltd..............................        Ireland
System Industries Network Storage B.V.......................        Holland
System Industries (Switzerland), S.A........................      Switzerland