Form 10-Q
period 1998-07-04
MTI TECHNOLOGY CORP
filed 1998-08-18
CIK 901696

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly period ended July 4, 1998


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

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

     The number of shares outstanding of the issuer's common stock, $.001 par value, as of August 10, 1998 was 28,417,794.

                           MTI TECHNOLOGY CORPORATION
                           --------------------------
                                      INDEX
                                      -----

                                                                                   Page
                                                                                   ----
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets as of July 4, 1998 and
                April 4, 1998                                                        3

                Condensed Consolidated Statements of Income for the Three Months
                Ended July 4, 1998 and July 5, 1997                                  4

                Condensed Consolidated Statements of Cash Flows for the Three
                Months Ended July 4, 1998 and July 5, 1997                           5

                Notes to Condensed Consolidated Financial Statements                 6

        Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                9

PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                                    12

                           MTI TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            JULY 4,          APRIL 4,
                                                             1998             1998
                                                          ---------         ---------
      ASSETS

Current assets:
  Cash and cash equivalents                               $   3,794         $   7,768
  Accounts receivable, net                                   47,058            44,260
  Inventories                                                16,729            18,819
  Deferred income tax benefit                                 4,277             4,277
  Prepaid expenses and other receivables                      4,085             4,425
                                                          ---------         ---------
      Total current assets                                   75,943            79,549

Property, plant and equipment, net                           13,640            11,995
Goodwill, net                                                12,294            12,753
Other                                                           809               794
                                                          ---------         ---------
                                                          $ 102,686         $ 105,091
                                                          =========         =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                   $   6,093         $   7,898
  Current maturities of long-term debt                            6                 6
  Accounts payable                                           17,945            20,294
  Accrued liabilities                                        17,426            18,199
  Deferred income                                            14,195            16,441
                                                          ---------         ---------
      Total current liabilities                              55,665            62,838

Other                                                           416               107
                                                          ---------         ---------
      Total liabilities                                      56,081            62,945

Stockholders' equity:
  Preferred stock, $.001 par value; authorized
    5,000 shares; issued and outstanding, none                   --                --
  Common stock, $.001 par value; authorized 40,000
    shares; issued (including treasury shares) and
    outstanding 29,036 and 28,821 shares at July
    4, 1998 and April 4, 1998, respectively                      29                29
  Additional paid-in capital                                 97,022            96,577
  Accumulated deficit                                       (45,944)          (50,021)
  Less cost of treasury stock (666 shares at July
    4, 1998 and April 4, 1998)                               (2,452)           (2,452)
  Accumulated other comprehensive loss                       (2,050)           (1,987)
                                                          ---------         ---------
Total stockholders' equity                                   46,605            42,146
                                                          ---------         ---------
                                                          $ 102,686         $ 105,091
                                                          =========         =========

     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              JULY 4,        JULY 5,
                                                               1998            1997
                                                              -------        -------
Net product revenue                                           $39,222        $35,258
Service revenue                                                10,194          8,517
                                                              -------        -------
      Total revenue                                            49,416         43,775

Product cost of revenue                                        25,130         23,005
Service cost of revenue                                         6,390          4,892
                                                              -------        -------
      Total cost of revenue                                    31,520         27,897

      Gross profit                                             17,896         15,878
                                                              -------        -------

Operating expenses:
   Selling, general and administrative                         10,594          9,699
   Research and development                                     3,457          2,980
                                                              -------        -------
      Total operating expenses                                 14,051         12,679

      Operating income                                          3,845          3,199

Other income, net                                                 959            559
                                                              -------        -------

Income before income taxes                                      4,804          3,758
Income tax expense                                                727            664
                                                              -------        -------
      Net income                                              $ 4,077        $ 3,094
                                                              =======        =======

Net income per share:
   Basic                                                      $  0.14        $  0.12
                                                              =======        =======
   Diluted                                                    $  0.14        $  0.11
                                                              =======        =======

Weighted-average shares used in per share computation:
   Basic                                                       28,249         25,814
                                                              =======        =======
   Diluted                                                     29,899         27,732
                                                              =======        =======


     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                            -------------------------
                                                             JULY 4,          JULY 5,
                                                              1998             1997
                                                            --------         --------
Net cash provided by operating activities                   $    605         $  6,141
                                                            --------         --------

Cash flows from investing activities:
      Capital expenditures for property, plant
        and equipment, net                                    (3,231)          (1,048)
      Maturities of short-term investments                        --              850
                                                            --------         --------
      Net cash used in investing activities                   (3,231)            (198)
                                                            --------         --------

Cash flows from financing activities:
      Borrowings under notes payable                          36,042           29,108
      Proceeds from issuance of common stock and
        exercise of options                                      445               96
      Repayment of notes payable                             (37,847)         (33,855)
                                                            --------         --------
      Net cash used in financing activities                   (1,360)          (4,651)
                                                            --------         --------

Effect of exchange rate changes on cash                           12              (46)
                                                            --------         --------

Net increase (decrease) in cash and cash equivalents          (3,974)           1,246

Cash and cash equivalents at beginning of period               7,768            3,487
                                                            --------         --------

Cash and cash equivalents at end of period                  $  3,794         $  4,733
                                                            ========         ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
        Interest                                            $    342         $    702
        Income taxes                                              65               89


     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Overview

     The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 4, 1998. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of July 4, 1998, and the condensed consolidated results of operations and cash flows for the three month periods ended July 4, 1998 and July 5, 1997. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. References to amounts are in thousands, except share and per share data, unless otherwise specified.

2.   Inventory

     Inventories consist of the following:

                                                                  JULY 4,    APRIL 4,
                                                                   1998       1998
                                                                  -------    -------
     Raw Materials                                               $  9,023    $10,822
     Work in Process                                                   56        318
     Finished Goods                                                 7,650      7,679
                                                                  -------    -------
                                                                  $16,729    $18,819
                                                                  =======    =======

3.    Debt

     Credit Agreement and Lines of Credit
     ------------------------------------

     Effective July 31, 1998, the Company entered into an agreement with Silicon Valley Bank and General Electric Capital Corporation whereby under an asset secured domestic line of credit, the Company may borrow up to $30,000, limited by the value of pledged collateral. The agreement allows the Company to borrow at a rate equal to prime rate. The initial term of the agreement is for one year.

     The above agreement replaced an existing agreement whereby the Company had an asset secured line of credit up to $30,000 with Greyrock Business Credit which allowed the Company to borrow at a blended rate of prime rate plus 1.67%.

4.   Net Income per Share

     The Company adopted Statement of Financial Accounting Standards No. ("Statement") 128, "Earnings Per Share" in the fourth quarter of fiscal 1998. In accordance with Statement 128, primary earnings per share have been replaced with basic earnings per share and fully diluted earnings per share have been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding options and warrants. Prior periods have been restated to conform to Statement 128.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                 THREE MONTHS ENDED
                                                                 ------------------
                                                                 JULY 4,    JULY 5,
                                                                  1998       1997
                                                                 ------     ------
     Numerator:
        Net income                                              $ 4,077    $ 3,094
                                                                 ======     ======
     Denominator:
        Denominator for net income per share, basic -
         weighted-average shares outstanding                     28,249     25,814
                                                                 ------     ------

        Effect of dilutive securities:
         Dilutive options outstanding                             1,650      1,390
         Dilutive warrants outstanding                                -        528
                                                                 ------     ------
        Dilutive potential common shares                          1,650      1,918
                                                                 ------     ------

        Denominator for net income per share, diluted - adjusted
         weighted-average shares                                 29,899     27,732
                                                                 ======     ======

     Net income per share, basic                                 $ 0.14     $ 0.12
                                                                  =====      =====

     Net income per share, diluted                               $ 0.14     $ 0.11
                                                                  =====      =====

     Options to purchase 38,500 shares of common stock at prices in excess of $13.28 per share were outstanding at July 4, 1998, but were not included in the computation of net income per share, diluted for the three months ended July 4, 1998, because the options' exercise price was greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive.

     Options to purchase 20,000 shares of common stock and warrants to purchase 270,000 shares of common stock at prices in excess of $4.50 per share were outstanding at July 5, 1997, but were not included in the computation of diluted earnings per share for the three months ended July 5, 1997 because the options' and warrants' exercise price was greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive.

5.   Comprehensive Income

     The Company has adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and displaying comprehensive income and its components. The adoption of Statement 130 required additional disclosure but did not have a material effect on the Company's financial position or results of operations.

     The components of comprehensive income are as follows:

                                                                THREE MONTHS ENDED
                                                                ------------------
                                                                JULY 4,   JULY 5,
                                                                 1998       1997
                                                                ------    ------
     Net income                                                 $4,077    $3,094
     Cumulative translation adjustment, net of tax                (54)        83
                                                                ------    ------
     Total comprehensive income                                 $4,023    $3,177
                                                                ======    ======

6.    New Accounting Standards

     The Company has adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Among other things, SOP 97-2 eliminates the distinction between significant and insignificant vendor obligations promulgated by SOP 91-1 and requires each element of a software arrangement to meet certain criteria in order to recognize revenue allocated to that element. Additionally, SOP 97-2 requires that total fees under an arrangement be allocated to each element in the arrangement based upon vendor specific objective evidence, as defined. Adoption of SOP 97-2 had no material impact on the Company's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement is effective for both interim and annual periods beginning after June 15, 1999. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

PART 1 - ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------


Certain statements set forth below constitute "forward-looking statements" involving known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied, by such forward-looking statements, including statements about the Company's dependence on new products, management of growth, competition, international sales, dependence on suppliers and quarterly fluctuations. Given these uncertainties, investors in the Company's common stock are cautioned not to rely on such forward-looking statements. Additional information on potential factors that could affect the Company's financial results are included in the Company's Annual Report on Form 10-K for the year ended April 4, 1998.

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

                                                    FOR THE
                                              THREE MONTHS ENDED
                                             ---------------------
                                             JULY 4,       JULY 5,
                                              1998          1997
                                             -----         -----
Net product revenue                           79.4%         80.5%
Service revenue                               20.6          19.5
                                             -----         -----
     Total revenue                           100.0         100.0

Product gross profit                          35.9          34.8
Service gross profit                          37.3          42.6
                                             -----         -----
     Gross profit                             36.2          36.3

Selling, general and administrative           21.4          22.2
Research and development                       7.0           6.8
                                             -----         -----
     Operating income                          7.8           7.3

Other income, net                              1.9           1.3
Income tax expense                             1.4           1.5
                                             -----         -----
     Net income                                8.3%          7.1%
                                             =====         =====

Net Product Revenue: Net product revenue for the first quarter of fiscal 1999 increased $4.0 million, or 11.2% over the same quarter of the prior year. This increase was primarily due to increased revenue of $2.5 million from tape products, primarily the large capacity Infinity series of tape libraries, and increased revenue of $2.5 million from server products. These increases were partially offset by decreased software revenue of $1.0 million from the same period of the prior year.

Service Revenue: Service revenue for the first quarter of fiscal 1999 increased $1.7 million, or 19.7% over the same quarter of the prior year. This increase is primarily due to the increased volume on service contracts.

Product Gross Profit: Product gross profit was $12.8 million for the first quarter of fiscal 1999, an increase of $1.8 million, or 15.0% over the same quarter of the preceding year, and the gross profit percentage of net product sales was 35.9% for the first quarter of fiscal 1999 as compared to 34.8% for the same period of the prior year. This increase in the product gross profit percentage was primarily due to increased operating efficiencies in the manufacturing process as a result of improved inventory management.

Service Gross Profit: Service gross profit was $3.8 million for the first quarter of fiscal 1999, an increase of $0.2 million, or 4.9% over the same period of the previous year. The gross profit percentage of service revenue decreased to 37.3% in the first quarter of fiscal 1999 as compared to 42.6% in the same quarter of the preceding year. This decrease is primarily attributable to a higher mix of service contract revenue for tape products which historically have a lower margin.

Selling, General and Administrative: Selling, general and administrative expenses for the first quarter of fiscal 1999 increased $0.9 million, or 9.2% from the same quarter of the preceding year, although as a percentage of revenue, selling, general and administrative expenses decreased. This increase in dollars spent was primarily due to increased compensation-related sales costs resulting from increased staff and increased revenues.

Research and Development: Research and development expenses for the first quarter of fiscal 1999 increased $0.5 million, or 16.0% from the same quarter of the preceding year. This increase was primarily due to increased project costs incurred in new product development .

Other Income, Net: Other income, net, for the first quarter of fiscal 1999 increased $0.4 million, or 71.6% over the same period of the prior year. This increase was primarily due to reduced interest expense in the first quarter of fiscal 1999 as compared to the same period of the prior year as a result of decreased credit line balances and debt repayment.

Liquidity and Capital Resources

Cash and cash equivalents were $3.8 million at July 4, 1998, a decrease of $4.0 million as compared to April 4, 1998, the prior fiscal year end. Net operating activities provided cash of $0.6 million for the first three months of fiscal 1999, primarily due to net income adjusted for non-cash items of $4.9 million and decreased inventories of $1.5 million. These increases were partially offset by increased accounts receivable of $3.0 million as a result of increased days sales outstanding and decreased accounts payable of $2.4 million primarily due to decreased trade purchases. Cash used in financing activities was $1.4 million, primarily due to a net paydown on the line of credit.

At July 4, 1998, the Company's days sales outstanding were 87 days, as compared to 80 days at April 4, 1998. The Company's average days sales outstanding is impacted by the high percentage of sales occurring within the last month of each quarter and the large percentage of international sales, which historically have slower payment patterns. The increase is primarily due to a higher percentage of sales occurring within the last month of the first quarter of fiscal year 1999 than the percentage of sales occurring within the last month of the fourth quarter of fiscal year 1998.

Stockholders' equity at the end of the first quarter of fiscal 1999 was $46.6 million as compared to $42.1 million at the end of fiscal 1998. The increase was primarily due to net income of $4.1 million and net proceeds from the exercise of options of $0.4 million.

Effective July 31, 1998, the Company entered into an agreement with Silicon Valley Bank and General Electric Capital Corporation whereby under an asset secured domestic line of credit, the Company may borrow up to $30.0 million, limited by the value of pledged collateral. The agreement allows the Company to borrow at a rate equal to prime rate. Borrowings under the line of credit are subject to certain financial and operating covenants, including, without limitation, various financial covenants requiring the Company to maintain a minimum current ratio, debt-net worth ratio, tangible net worth and profitability. The initial term of the agreement is for one year.

The above agreement replaced an existing agreement whereby the Company had an asset secured line of credit up to $30.0 million with Greyrock Business Credit which allowed the Company to borrow at a blended rate of prime rate plus 1.67%. Borrowings outstanding under this agreement at July 4, 1998 were $6.1 million.

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


                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits:

     10.28 Loan and Security Agreement between the Company and Silicon Valley Bank and General Electric Capital Corporation, as Co-Lenders, and Schedules thereto.

     27      Financial Data Schedule

 (b) Reports on Form 8-K:

     None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 1998.

                                      MTI TECHNOLOGY CORPORATION



                                      By:   /s/ Dale R. Boyd
                                            ------------------------------------
                                            Dale R. Boyd
                                            Senior Vice President, Finance and
                                            Administration and Chief Financial
                                            Officer (Principal Financial
                                            Officer)



                                      By:   /s/ Stephanie M. Braun
                                            ------------------------------------
                                            Stephanie M. Braun
                                            Corporate Controller, Chief
                                            Accounting Officer (Principal
                                            Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number                          Description                           Page
--------------                          -----------                           ----
    10.28       Loan and Security Agreement between the Company and Silicon
                Valley Bank and General Electric Capital Corporation, as
                Co-Lenders, and Schedules thereto.

    27          Financial Data Schedule