Form 10-Q
period 1998-10-03
MTI TECHNOLOGY CORP
filed 1998-11-17
CIK 901696

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] QURTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended October 3, 1998


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

     The number of shares outstanding of the issuer's common stock, $.001 par value, as of November 10, 1998 was 28,477,650.

                           MTI TECHNOLOGY CORPORATION

                                      INDEX

                                                                                Page
                                                                                ----
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets as of October 3, 1998
                  and April 4, 1998                                              3

                Condensed Consolidated Statements of Income for the
                  Three Months Ended October 3, 1998 and October 4, 1997         4

                Condensed Consolidated Statements of Income for the
                  Six Months Ended October 3, 1998 and October 4, 1997           5

                Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended October 3, 1998 and October 4, 1997           6

                Notes to Condensed Consolidated Financial Statements             7

        Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                     11

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                               16

        Item 4. Submission of Matters to a Vote of Security Holders             16

        Item 6. Exhibits and Reports on Form 8-K                                16

                           MTI TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               OCTOBER 3,  APRIL 4,
                                                                 1998        1998
                                                               ----------  ---------
            ASSETS

Current assets:
  Cash and cash equivalents                                    $   5,521   $   7,768
  Accounts receivable, net                                        49,089      44,260
  Inventories                                                     19,355      18,819
  Deferred income tax benefit                                      4,277       4,277
  Prepaid expenses and other receivables                           5,255       4,425
                                                               ---------   ---------
      Total current assets                                        83,497      79,549

Property, plant and equipment, net                                13,711      11,995
Goodwill, net                                                     11,878      12,753
Other                                                                728         794
                                                               ---------   ---------
                                                               $ 109,814   $ 105,091
                                                               =========   =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                        $   5,403   $   7,898
  Current maturities of long-term debt                                 6           6
  Accounts payable                                                24,455      20,294
  Accrued liabilities                                             17,641      18,199
  Deferred income                                                 12,893      16,441
                                                               ---------   ---------
      Total current liabilities                                   60,398      62,838

Other                                                                694         107
                                                               ---------   ---------
      Total liabilities                                           61,092      62,945

Stockholders' equity:
  Preferred stock, $.001 par value; authorized 5,000
    shares; issued and outstanding, none                              --          --
  Common stock, $.001 par value; authorized 40,000 shares;
    issued (including treasury shares) and outstanding 29,097
    and 28,821 shares at October 3, 1998 and April 4, 1998,
    respectively                                                      29          29
  Additional paid-in capital                                      97,322      96,577
  Accumulated deficit                                            (45,116)    (50,021)
  Less cost of treasury stock (625 and 666 shares at
    October 3, 1998 and April 4, 1998, respectively)              (2,295)     (2,452)
  Accumulated other comprehensive loss                            (1,218)     (1,987)
                                                               ---------   ---------
Total stockholders' equity                                        48,722      42,146
                                                               ---------   ---------
                                                               $ 109,814   $ 105,091
                                                               =========   =========

     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                           -----------------------
                                                           OCTOBER 3,   OCTOBER 4,
                                                              1998        1997
                                                           ----------   ----------
Net product revenue                                         $37,344      $37,983
Service revenue                                              10,630        8,813
                                                            -------      -------
      Total revenue                                          47,974       46,796

Product cost of revenue                                      26,497       24,998
Service cost of revenue                                       6,987        5,161
                                                            -------      -------
      Total cost of revenue                                  33,484       30,159

      Gross profit                                           14,490       16,637
                                                            -------      -------
Operating expenses:
   Selling, general and administrative                       11,186        9,762
   Research and development                                   3,259        2,883
                                                            -------      -------
      Total operating expenses                               14,445       12,645
                                                            -------      -------

      Operating income                                           45        3,992

Other income, net                                               946          605
                                                            -------      -------
Income before income taxes                                      991        4,597
Income tax expense                                              163          508
                                                            -------      -------
      Net income                                            $   828      $ 4,089
                                                            =======      =======
Net income per share:
   Basic                                                    $  0.03      $  0.16
                                                            =======      =======
   Diluted                                                  $  0.03      $  0.14
                                                            =======      =======

Weighted-average shares used in per share computation:
   Basic                                                     28,434       25,957
                                                            =======      =======
   Diluted                                                   29,650       28,672
                                                            =======      =======

     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                           ----------------------
                                                           OCTOBER 3,  OCTOBER 4,
                                                              1998        1997
                                                           ----------  ----------
Net product revenue                                         $76,566      $73,241
Service revenue                                              20,824       17,330
                                                            -------      -------
      Total revenue                                          97,390       90,571

Product cost of revenue                                      51,627       48,003
Service cost of revenue                                      13,377       10,053
                                                            -------      -------
      Total cost of revenue                                  65,004       58,056

      Gross profit                                           32,386       32,515
                                                            -------      -------
Operating expenses:
   Selling, general and administrative                       21,780       19,461
   Research and development                                   6,716        5,863
                                                            -------      -------
      Total operating expenses                               28,496       25,324
                                                            -------      -------
      Operating income                                        3,890        7,191

Other income, net                                             1,905        1,164
                                                            -------      -------
Income before income taxes                                    5,795        8,355
Income tax expense                                              890        1,172
                                                            -------      -------
      Net income                                            $ 4,905      $ 7,183
                                                            =======      =======
Net income per share:
   Basic                                                    $  0.17      $  0.28
                                                            =======      =======
   Diluted                                                  $  0.16      $  0.25
                                                            =======      =======

Weighted-average shares used in per share computation:
   Basic                                                     28,342       25,886
                                                            =======      =======
   Diluted                                                   29,888       28,288
                                                            =======      =======


     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                         -------------------------
                                                         OCTOBER 3,     OCTOBER 4,
                                                            1998           1997
                                                         ----------     ----------
Net cash provided by operating activities                 $  4,235       $  6,918
                                                          --------       --------
Cash flows from investing activities:
      Capital expenditures for property, plant
        and equipment, net                                  (4,829)        (2,636)
      Maturities of short-term investments                      --            850
      Payments received on notes receivable                     --             85
                                                          --------       --------
      Net cash used in investing activities                 (4,829)        (1,701)
                                                          --------       --------

Cash flows from financing activities:
      Borrowings under notes payable                        65,140         64,031
      Proceeds from issuance of common stock and
        exercise of options and warrants                       902            560
      Repayment of notes payable                           (67,635)       (68,946)
                                                          --------       --------
      Net cash used in financing activities                 (1,593)        (4,355)
                                                          --------       --------

Effect of exchange rate changes on cash                        (60)            (8)
                                                          --------       --------

Net increase (decrease) in cash and cash equivalents        (2,247)           854

Cash and cash equivalents at beginning of period             7,768          3,487
                                                          --------       --------

Cash and cash equivalents at end of period                $  5,521       $  4,341
                                                          ========       ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                          $    663       $  1,291
        Income taxes                                            66            250


     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Overview

     The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 4, 1998. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of October 3, 1998, and the condensed consolidated results of operations and cash flows for the three month and six month periods ended October 3, 1998 and October 4, 1997. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. References to amounts are in thousands, except per share data, unless otherwise specified.

2.   Inventory

     Inventories consist of the following:

                                                    OCTOBER 3,   APRIL 4,
                                                       1998       1998
                                                    ----------   -------
     Raw Materials                                   $10,220     $10,822
     Work in Process                                      27         318
     Finished Goods                                    9,108       7,679
                                                     -------     -------
                                                     $19,355     $18,819
                                                     =======     =======

3.   Debt

     Credit Agreement and Lines of Credit

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                      ---------------------    ----------------------
                                      OCTOBER 3,  OCTOBER 4,   OCTOBER 3,  OCTOBER 4,
                                         1998       1997           1998       1997
                                      ---------   ---------    ---------   ---------
     Numerator:
        Net income                    $   828      $ 4,089      $ 4,905     $ 7,183
                                      =======      =======      =======     =======

     Denominator:
       Denominator for net income
         per share, basic -
         weighted-average shares
         outstanding                   28,434       25,957       28,342      25,886
                                      -------      -------      -------     -------

      Effect of dilutive securities:
        Dilutive options outstanding    1,216        1,921        1,546      1,736
        Dilutive warrants outstanding      --          794           --        666
                                      -------      -------      -------     -------
      Dilutive potential common
        shares                          1,216        2,715        1,546       2,402
                                      -------      -------      -------     -------

      Denominator for net income per
        share, diluted - adjusted
        weighted-average shares        29,650       28,672       29,888      28,288
                                      =======      =======      =======     =======
     Net income per share, basic      $  0.03      $  0.16      $  0.17     $  0.28
                                      =======      =======      =======     =======

     Net income per share, diluted    $  0.03      $  0.14      $  0.16     $  0.25
                                      =======      =======      =======     =======

     Options to purchase 1,369 shares of common stock at prices in excess of $6.16 per share were outstanding at October 4, 1997, but were not included in the computation of diluted earnings per share for the three and six months ended October 4, 1997, because the options' exercise price was greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive.

     Options to purchase 3,026 shares of common stock at prices in excess of $6.79 per share were outstanding at October 3, 1998, but were not included in the computation of diluted earnings per share for the three months ended October 3, 1998 because the options' exercise price was greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive.

     Options to purchase 1,424 shares of common stock at prices in excess of $10.04 per share were outstanding at October 3, 1998, but were not included in the computation of diluted earnings per share for the six months ended October 3, 1998 because the options' exercise price was greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive.

5.   Commitments and Contingencies

     Litigation

     In September 1998, the Company and certain officers were served with a purported stockholder class-action lawsuit alleging violations of provisions of the Securities and Exchange Act of 1934 and rules promulgated thereunder in connection with certain statements made during the period from May 12, 1998 through June 9, 1998 in RE WEI XIN, ET AL V. MTI TECHNOLOGY CORPORATION, ET AL. The complaint, filed August 26, 1998, in the United States District Court for the Central District of California, alleges that the defendants were aware of certain adverse information which they failed to disclose. The complaint does not specify the amount of damages being sought.

     In October 1998, the Company and certain officers were served with a purported stockholder class-action lawsuit alleging violations of provisions of the Securities and Exchange Act of 1934 and rules promulgated thereunder in connection with certain statements made during the period from May 12, 1998 through June 9, 1998 in RE KENNETH BERNARD FLYNN, ET AL
     V. MTI TECHNOLOGY CORPORATION, ET AL. The complaint, filed October 30, 1998, in the United States District Court for the Central District of California, alleges that the defendants were aware of certain adverse information which they failed to disclose. The complaint does not specify the amount of damages being sought.

     The Company believes that these lawsuits are without merit and intends to defend the suits vigorously.

6.   Comprehensive Income

     The Company has adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and displaying comprehensive income and its components. The adoption of Statement 130 required additional disclosure but did not have a material effect on the Company's financial position or results of operations.

     The components of comprehensive income are as follows:

                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                    -----------------------   -----------------------
                                    OCTOBER 3,   OCTOBER 4,   OCTOBER 3,   OCTOBER 4,
                                       1998        1997         1998          1997
                                    ---------    ----------   ----------   ----------
     Net income                       $  828       $4,089       $4,905       $7,183
     Cumulative translation
       adjustment, net of tax            699         (425)         654         (323)
                                      ------       ------       ------       ------
     Total comprehensive income       $1,527       $3,664       $5,559       $6,860
                                      ======       ======       ======       ======

7.   New Accounting Standards

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

     In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 is effective for fiscal years beginning after December 15, 1997. Statement 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of Statement 131. Application of the Statement's requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or net income per share data.

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

                              FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                              --------------------------  --------------------------
                               OCTOBER 3,  OCTOBER 4,     OCTOBER 3,    OCTOBER 4,
                                  1998        1997          1998          1997
                               ---------   ----------     ----------    ---------
Net product revenue               77.8%       81.2%          78.6%         80.9%
Service revenue                   22.2        18.8           21.4          19.1
                                 -----       -----          -----         -----
     Total revenue               100.0       100.0          100.0         100.0

Product gross profit              29.0        34.2           32.6          34.5
Service gross profit              34.3        41.4           35.8          42.0
                                 -----       -----          -----         -----
     Gross profit                 30.2        35.6           33.3          35.9

Selling, general and
  administrative                  23.3        20.9           22.5          21.5
Research and development           6.8         6.2            6.9           6.5
                                 -----       -----          -----         -----
     Operating income              0.1         8.5            3.9           7.9

Other income, net                  2.0         1.3            2.0           1.3
Income tax expense                 0.4         1.1             .9           1.3
                                 -----       -----          -----         -----
     Net income                    1.7%        8.7%           5.0%          7.9%
                                 =====       =====          =====         =====

NET PRODUCT REVENUE: Net product revenue for the second quarter of fiscal 1999 decreased $0.6 million, or 1.7% from the same quarter of the prior year. This decrease was primarily due to decreased revenue of $1.8 million from server products and decreased revenue from tape libraries of $0.4 million, partially offset by increased revenue of $1.5 million from software products.

Net product revenue for the first six months of fiscal 1999 increased $3.3 million, or 4.5% over the comparable period of the prior year. This increase was primarily due to increased revenue of $2.1 million from tape products, primarily the large capacity Infinity series of tape libraries. In addition, server revenue and software revenue increased $0.7 million and $0.5 million, respectively, over the same period of the prior year.

SERVICE REVENUE: Service revenue for the second quarter of fiscal 1999 increased $1.8 million, or 20.6% over the same quarter of the prior year. Service revenue increased $3.5 million, or 20.2% for the first six months of fiscal 1999 over the comparable period of the prior year. These increases were primarily due to increased volume on service contracts.

PRODUCT GROSS PROFIT: Product gross profit was $10.8 million for the second quarter of fiscal 1999, a decrease of $2.1 million, or 16.5% from the same quarter of the preceding year, and the gross profit percentage of net product sales was 29.0% for the second quarter of fiscal 1999 as compared to 34.2% for the same period of the prior year. Product gross profit was $24.9 million for the first six months of fiscal 1999, a decrease of $0.3 million, or 1.2% over the comparable period of the previous year, and the gross profit percentage of net product sales was 32.6% for the first six months of fiscal 1999 as compared to 34.5% for the same period of the prior year. These decreases in the product gross profit percentage were primarily due to reduced margins on tape products.

SERVICE GROSS PROFIT: Service gross profit was $3.6 million for the second quarter of fiscal 1999, essentially unchanged from the same period of the previous year. The gross profit percentage of service revenue decreased to 34.3% in the second quarter of fiscal 1999 as compared to 41.4% in the same quarter of the preceding year. Service gross profit was $7.4 million for the first six months of fiscal 1999, an increase of $0.2 million, or 2.3% over the same period of the previous year. The gross profit percentage of service revenue decreased to 35.8% for the first six months of fiscal 1999 as compared to 42.0% for the comparable period of the preceding year. These decreases in the gross profit percentage were primarily attributable to a higher mix of service contract revenue for tape products which historically have a lower margin.

SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses for the second quarter of fiscal 1999 increased $1.4 million, or 14.6% from the same quarter of the preceding year. This increase was primarily due to increased compensation-related sales costs resulting from increased staff.

Selling, general and administrative expenses for the first six months of fiscal 1999 increased $2.3 million, or 11.9% from the same period of the preceding year. This increase was primarily due to increased compensation-related sales costs resulting from increased staff and increased revenues.

RESEARCH AND DEVELOPMENT: Research and development expenses for the second quarter of fiscal 1999 increased $0.4 million, or 13.0% over the same quarter of the preceding year. Research and development expenses for the first six months of fiscal 1999 increased $0.9 million, or 14.5% from the comparable period of the preceding year. These increases were primarily due to increased project costs incurred in new product development .

OTHER INCOME, NET: Other income, net, for the second quarter of fiscal 1999 increased $0.3 million, or 56.4% over the same period of the prior year. Other income, net, for the first six months of fiscal 1999 increased $0.7 million, or 63.7% over the comparable period of the prior year. These increases were primarily due to reduced interest expense in the second quarter of fiscal 1999 and the first six months of fiscal 1999 as compared to the same periods of the prior year as a result of decreased credit line balances.

Liquidity and Capital Resources

Cash and cash equivalents were $5.5 million at October 3, 1998, a decrease of $2.2 million as compared to April 4, 1998, the prior fiscal year end. Net operating activities provided cash of $4.2 million for the first six months of fiscal 1999, primarily due to net income adjusted for non-cash items of $7.6 million and increased accounts payable of $4.2 million. These increases were partially offset by increased accounts receivable of $4.5 million as a result of increased days sales outstanding and increased inventories of $1.8 million. Cash used in financing activities was $1.6 million, primarily due to a net paydown on the line of credit.

At October 3, 1998, the Company's days sales outstanding were 93 days, as compared to 80 days at April 4, 1998. The Company's average days sales outstanding is impacted by the high percentage of sales occurring within the last month of each quarter and the large percentage of international sales, which historically have slower payment patterns. The increase is primarily due to a higher percentage of sales occurring within the last month of the second quarter of fiscal year 1999 than the percentage of sales occurring within the last month of the fourth quarter of fiscal year 1998.

Stockholders' equity at the end of the second quarter of fiscal 1999 was $48.7 million as compared to $42.1 million at the end of fiscal 1998. The increase was primarily due to net income of $4.9 million and net proceeds from the exercise of options of $0.9 million.

Effective July 31, 1998, the Company entered into an agreement with Silicon Valley Bank and General Electric Capital Corporation whereby under an asset secured domestic line of credit, the Company may borrow up to $30.0 million, limited by the value of pledged collateral. The agreement allows the Company to borrow at a rate equal to prime rate. Borrowings under the line of credit are subject to certain financial and operating covenants, including, without limitation, various financial covenants requiring the Company to maintain a minimum current ratio, debt-net worth ratio, tangible net worth and profitability and restricts the Company from paying any dividends. The initial term of the agreement is for one year. Borrowings outstanding under this agreement at November 10, 1998 were $7.3 million.

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

Management believes that the Company's working capital, bank lines of credit and cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for the next twelve months; however, in the longer term, the Company may require additional funds to support its working capital requirements including financing of accounts receivable and inventory, or for other purposes, and may seek to raise such funds through public or private equity financing, bank lines of credit or from other sources. The Company's current line of credit agreement will expire in July 1999. Even though the Company has not yet begun negotiations for a renewal or new credit facility, Management believes the Company will be able to secure similar financing. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.

Upgrade of Existing Computer Infrastructure; Year 2000 Issue

In the past, many computer software programs were written using two digits rather than four digits to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation is generally referred to as the "Year 2000 Issue." If such a situation occurs, the potential exists for system failures or miscalculations, which could disrupt operations.

The Company is in the process of upgrading its existing computer infrastructure and replacing all of its manufacturing, accounting, customer service and other management information software with an enterprise-wide business system which it believes is Year 2000 compliant. Although the Company expects that the new computer hardware and enterprise-wide business system will be installed by the end of fiscal year 1999, there can be no assurance that the Company will be able to achieve this installation on time or that unexpected compliance issues will not arise. Further, the Company has never undertaken such a significant modification to its information management systems and, accordingly, there can be no assurance that the Company will not experience significant delays and/or compatibility issues in the installation and testing of the enterprise-wide business system. The new enterprise-wide business system will also require extensive training across all departments. Any delays or significant issues with respect to installation or training could materially adversely effect the Company's business, results of operation and results of operation.

In addition, the Company has implemented a review program to address Year 2000 issues as they relate to the Company's products sold to third parties, the Company's key suppliers and the Company's non-IT systems. Under this program, the Company has initiated, and substantially completed, processes to a) obtain representations from suppliers as to Year 2000 compliance; b) review the Company's products for compliance and c) review non-IT systems for compliance. During fiscal 1999, the Company will document the work completed through a comprehensive remediation plan for the Year 2000 issue that includes the assessment, rectification, testing and reporting of product compliance, the receipt and review of third party representations of Year 2000 compliance and assessment, and rectification and testing of all non-IT systems. During calendar 1999, the Company will develop a comprehensive contingency plan in the event any non-compliant critical systems remain by January 1, 2000.

The Company does not consider the cost of upgrading its existing computer infrastructure and replacing all of its manufacturing, accounting, customer service and other management information software with an enterprise-wide business system to be a cost relating to Year 2000 compliance, because the project was initiated independent of the Year 2000 issue and the project completion date has not been accelerated in order to achieve compliance. As of October 3, 1998, the Company has incurred Year 2000 costs consisting primarily of internal labor costs and has not tracked these costs, because the Company believes these costs to be immaterial. The Company anticipates that costs to complete Year 2000 compliance will continue to consist primarily of internal labor costs and be immaterial, but there can be no assurance that unanticipated costs will not be incurred.

The Company expects Year 2000 compliance during calendar year 1999. However, there can be no assurances that the Company or third parties will not experience delays or obstacles in becoming Year 2000 compliant and any delay or failure by the Company or third parties in achieving Year 2000 compliance could materially adversely effect the Company's business, results of operations and financial condition.

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

In September 1998, the Company and certain officers were served with a purported stockholder class-action lawsuit alleging violations of provisions of the Securities and Exchange Act of 1934 and rules promulgated thereunder in connection with certain statements made during the period from May 12, 1998 through June 9, 1998 in RE WEI XIN, ET AL V. MTI TECHNOLOGY CORPORATION, ET AL. The complaint, filed August 26, 1998, in the United States District Court for the Central District of California, alleges that the defendants were aware of certain adverse information which they failed to disclose. The complaint does not specify the amount of damages being sought.

In October 1998, the Company and certain officers were served with a purported stockholder class-action lawsuit alleging violations of provisions of the Securities and Exchange Act of 1934 and rules promulgated thereunder in connection with certain statements made during the period from May 12, 1998 through June 9, 1998 in RE KENNETH BERNARD FLYNN, ET AL V. MTI TECHNOLOGY CORPORATION, ET AL. The complaint, filed October 30, 1998, in the United States District Court for the Central District of California, alleges that the defendants were aware of certain adverse information which they failed to disclose. The complaint does not specify the amount of damages being sought.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of the Company was held on September 10, 1998. Raymond J. Noorda was elected to the Company's Board of Directors to hold office for the ensuing three years. The number of shares voted in favor was 26,425,716. The number of shares voted against was 68,096. Earl Pearlman, Val Kreidel, John Repp remain members of the Board of Directors.

The stockholders of the Company voted in favor of the ratification of selection of KPMG Peat Marwick LLP as the Company's independent public accountants for fiscal year 1999. The number of shares voted for ratification was 26,450,711. The number of shares voted against ratification was 24,851. The number of shares abstaining was 18,250.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       27.1      Financial Data Schedule

       27.2      Financial Data Schedule

 (b) Reports on Form 8-K:

     Form 8-K, dated September 14, 1998, regarding a purported shareholder class-action lawsuit filed against the Company and certain officers.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November, 1998.


                                          MTI TECHNOLOGY CORPORATION



                                          By: /s/ DALE R. BOYD
                                              ----------------------------------
                                              Dale R. Boyd
                                              Senior Vice President, Finance and
                                              Administration and Chief
                                              Financial Officer
                                              (Principal Financial Officer)


                                          By: /s/ STEPHANIE M. BRAUN
                                              ----------------------------------
                                              Stephanie M. Braun
                                              Corporate Controller, Chief
                                              Accounting Officer
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                Description
--------------                -----------
    27.1                      Financial Data Schedule

    27.2                      Financial Data Schedule