Form 10-Q
period 1999-01-02
MTI TECHNOLOGY CORP
filed 1999-02-16
CIK 901696

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 2, 1999


                                       OR


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to
                                        ---------------     ----------------

                         Commission file number 0-23418


                           MTI TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


             Delaware                                        95-3601802
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

     The number of shares outstanding of the issuer's common stock, $.001 par value, as of February 8, 1999 was 28,610,042.

                           MTI TECHNOLOGY CORPORATION

                                      INDEX

                                                                                Page
                                                                                ----
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets as of January 2, 1999
                and April 4, 1998                                                 3

                Condensed Consolidated Statements of Income for the Three
                and Nine Months Ended January 2, 1999 and January 3, 1998         4

                Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended January 2, 1999 and January 3, 1998             5

                Notes to Condensed Consolidated Financial Statements              6

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                         9

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                                14

        Item 6. Exhibits and Reports on Form 8-K                                 14

                           MTI TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     JANUARY 2,         APRIL 4,
                                                                       1999               1998
                                                                     ----------        ----------
      ASSETS

Current assets:
  Cash and cash equivalents                                          $   3,933         $   7,768
  Accounts receivable, net                                              49,420            44,260
  Inventories                                                           26,534            18,819
  Deferred income tax benefit                                            4,277             4,277
  Prepaid expenses and other receivables                                 5,158             4,425
                                                                     ---------         ---------
      Total current assets                                              89,322            79,549

Property, plant and equipment, net                                      13,376            11,995
Goodwill, net                                                           11,398            12,753
Other                                                                      693               794
                                                                     ---------         ---------
                                                                     $ 114,789         $ 105,091
                                                                     =========         =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                              $  11,561         $   7,898
  Current maturities of long-term debt                                      --                 6
  Accounts payable                                                      22,961            20,294
  Accrued liabilities                                                   16,711            18,199
  Deferred income                                                       12,579            16,441
                                                                     ---------         ---------
      Total current liabilities                                         63,812            62,838

Other                                                                    1,241               107
                                                                     ---------         ---------
      Total liabilities                                                 65,053            62,945

Stockholders' equity:
  Preferred stock, $.001 par value; authorized 5,000 shares;
    issued and outstanding, none                                            --                --
  Common stock, $.001 par value; authorized 40,000 shares;
    issued (including treasury shares) and outstanding 29,169
    and 28,821 shares at January 2, 1999 and April 4, 1998,
    respectively                                                            29                29
  Additional paid-in capital                                            97,425            96,577
  Accumulated deficit                                                  (43,642)          (50,021)
  Less cost of treasury stock (625 and 666 shares at
    January 2, 1999 and April 4, 1998, respectively)                    (2,295)           (2,452)
  Accumulated other comprehensive loss                                  (1,781)           (1,987)
                                                                     ---------         ---------
      Total stockholders' equity                                        49,736            42,146
                                                                     ---------         ---------
                                                                     $ 114,789         $ 105,091
                                                                     =========         =========

     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                           ------------------------    ------------------------
                                           JANUARY 2,    JANUARY 3,    JANUARY 2,    JANUARY 3,
                                             1999          1998          1999           1998
                                           ----------    ----------    ----------    ----------
Net product revenue                         $ 36,191      $ 44,773      $112,757      $118,014
Service revenue                               11,468         9,216        32,292        26,546
                                            --------      --------      --------      --------
      Total revenue                           47,659        53,989       145,049       144,560

Product cost of revenue                       24,732        29,691        76,359        77,694
Service cost of revenue                        7,133         5,684        20,510        15,737
                                            --------      --------      --------      --------
      Total cost of revenue                   31,865        35,375        96,869        93,431

      Gross profit                            15,794        18,614        48,180        51,129
                                            --------      --------      --------      --------

Operating expenses:
   Selling, general and administrative        11,699        10,489        33,479        29,950
   Research and development                    3,158         3,144         9,874         9,007
                                            --------      --------      --------      --------
      Total operating expenses                14,857        13,633        43,353        38,957
                                            --------      --------      --------      --------

      Operating income                           937         4,981         4,827        12,172

Other income, net                                851           626         2,756         1,790
                                            --------      --------      --------      --------

Income before income taxes                     1,788         5,607         7,583        13,962
Income tax expense                               314           528         1,204         1,700
                                            --------      --------      --------      --------
      Net income                            $  1,474      $  5,079      $  6,379      $ 12,262
                                            ========      ========      ========      ========

Net income per share:
   Basic                                    $   0.05      $   0.19      $   0.22      $   0.47
                                            ========      ========      ========      ========
   Diluted                                  $   0.05      $   0.17      $   0.21      $   0.42
                                            ========      ========      ========      ========

Weighted-average shares used in
   per share computations:
   Basic                                      28,502        27,199        28,395        26,323
                                            ========      ========      ========      ========
   Diluted                                    29,350        30,508        29,732        29,126
                                            ========      ========      ========      ========

     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                          --------------------------
                                                          JANUARY 2,      JANUARY 3,
                                                             1999            1998
                                                          ----------      ----------
Net cash provided by (used in) operating activities       $  (2,443)      $   4,064
                                                          ---------       ---------

Cash flows from investing activities:
      Capital expenditures for property, plant
        and equipment, net                                   (6,080)         (5,391)
      Maturities of short-term investments                       --             850
      Payments received on notes receivable                      --             135
                                                          ---------       ---------
      Net cash used in investing activities                  (6,080)         (4,406)
                                                          ---------       ---------

Cash flows from financing activities:
      Borrowings under notes payable                         82,268         108,627
      Proceeds from issuance of common stock and
        exercise of options and warrants                      1,005           3,092
      Repayment of notes payable                            (78,611)       (109,615)
                                                          ---------       ---------
      Net cash provided by financing activities               4,662           2,104
                                                          ---------       ---------

Effect of exchange rate changes on cash                          26             (48)
                                                          ---------       ---------

Net increase (decrease) in cash and cash equivalents         (3,835)          1,714

Cash and cash equivalents at beginning of period              7,768           3,487
                                                          ---------       ---------

Cash and cash equivalents at end of period                $   3,933       $   5,201
                                                          =========       =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                          $     866       $   1,871
        Income taxes                                          1,613             661


     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   OVERVIEW

     The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 4, 1998. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of January 2, 1999, and the condensed consolidated results of operations and cash flows for the three and nine month periods ended January 2, 1999 and January 3, 1998. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. References to amounts are in thousands, except per share data, unless otherwise specified.

2.   INVENTORY

     Inventories consist of the following:

                                                           JANUARY 2,  APRIL 4,
                                                             1999       1998
                                                           ----------  --------
     Raw Materials                                          $15,588    $10,822
     Work in Process                                            296        318
     Finished Goods                                          10,650      7,679
                                                            -------    -------
                                                            $26,534    $18,819
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

     The following table sets forth the computation of basic and diluted earnings per share:

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                             ----------------------    -----------------------
                                             JANUARY 2,   JANUARY 3,   JANUARY 2,   JANUARY 3,
                                               1999         1998         1999         1998
                                             ----------   ----------   ----------   ----------
     Numerator:
        Net income                            $ 1,474      $ 5,079      $ 6,379      $12,262
                                              =======      =======      =======      =======

     Denominator:
        Denominator for net income
          per share, basic --
          weighted-average shares
          outstanding                          28,502       27,199       28,395       26,323
                                              -------      -------      -------      -------

        Effect of dilutive securities:
         Dilutive options outstanding             848        3,138        1,321        2,221
         Dilutive warrants outstanding             --          171           --          582
                                              -------      -------      -------      -------
        Dilutive potential common shares          848        3,309        1,321        2,803
                                              -------      -------      -------      -------

        Denominator for net income per
          share, diluted -- adjusted
          weighted-average shares              29,350       30,508       29,732       29,126
                                              =======      =======      =======      =======
     Net income per share, basic              $  0.05      $  0.19      $  0.22      $  0.47
                                              =======      =======      =======      =======

     Net income per share, diluted            $  0.05      $  0.17      $  0.21      $  0.42
                                              =======      =======      =======      =======

     Options to purchase 1,063 shares of common stock at prices in excess of $8.91 per share were outstanding at January 3, 1998, but were not included in the computation of diluted earnings per share for the nine months ended January 3, 1998, because the options' exercise price was greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive.

     Options to purchase 2,988 shares of common stock at prices in excess of $8.18 per share were outstanding at January 2, 1999, but were not included in the computation of diluted earnings per share for the three months ended January 2, 1999 because the options' exercise price was greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive.

     Options to purchase 3,072 shares of common stock at prices in excess of $4.45 per share were outstanding at January 2, 1999, but were not included in the computation of diluted earnings per share for the nine months ended January 2, 1999 because the options' exercise price was greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive.

5.   COMMITMENTS AND CONTINGENCIES

     LITIGATION

     During September and October 1998, the Company and certain directors and officers were served with two purported stockholder class-action lawsuits alleging violations of provisions of the Securities and Exchange Act of 1934 and rules promulgated thereunder in connection with certain statements made during the period from May 21, 1998 through June 9, 1998. Subsequently, these two actions were consolidated into a single case, In re: MTI Technology Corp. Securities Litigation. The complaint, filed February 2, 1999 in the United States District Court for the Central District of California, alleges that the defendants were aware of certain adverse information which they failed to disclose.
     The complaint does not specify the amount of damages being sought

     The Company believes that this lawsuit is without merit and intends to defend the suit vigorously.

6.   COMPREHENSIVE INCOME

     The Company has adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and displaying comprehensive income and its components. The adoption of Statement 130 required additional disclosure but did not have a material effect on the Company's financial position or results of operations.

     The components of comprehensive income are as follows:

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                               --------------------------      --------------------------
                                               JANUARY 2,      JANUARY 3,      JANUARY 2,      JANUARY 3,
                                                 1999             1998            1999            1998
                                               --------         --------        --------        --------
     Net income                                $  1,474         $  5,079        $  6,379        $ 12,262
     Cumulative translation adjustment,
         net of tax                                (464)              24             173            (307)
                                               --------         --------        --------        --------
     Total comprehensive income                $  1,010         $  5,103        $  6,552        $ 11,955
                                               ========         ========        ========        ========

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

     SOP 98-9, "Modification of SOP 97-2, SOFTWARE REVENUE RECOGNITION, With Respect to Certain Transactions" was issued in December 1998. SOP 98-9 addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2", to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Application of SOP 98-9 requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or net income per share data.

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


PART 1 --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements set forth below constitute "forward-looking statements" involving known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied, by such forward-looking statements, including statements about the Company's liquidity and capital resources, royalty payments from EMC, international sales, year 2000 compliance and quarterly fluctuations. Given these uncertainties, investors in the Company's common stock are cautioned not to rely on such forward-looking statements. Additional information on potential factors that could affect the Company's financial results are included in the Company's Annual Report on Form 10-K for the year ended April 4, 1998.

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

                                      FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                      --------------------------   -------------------------
                                        JANUARY 2,  JANUARY 3,      JANUARY 2,   JANUARY 3,
                                          1999         1998           1999         1998
                                        ----------  ----------      ----------   ---------
Net product revenue                        75.9%        82.9%          77.7%        81.6%
Service revenue                            24.1         17.1           22.3         18.4
                                          -----        -----          -----        -----
     Total revenue                        100.0        100.0          100.0        100.0

Product gross profit                       31.7         33.7           32.3         34.2
Service gross profit                       37.8         38.3           36.5         40.7
                                          -----        -----          -----        -----
     Gross profit                          33.1         34.5           33.2         35.4

Selling, general and administrative        24.5         19.5           23.1         20.7
Research and development                    6.6          5.8            6.8          6.2
                                          -----        -----          -----        -----
     Operating income                       2.0          9.2            3.3          8.5

Other income, net                           1.8          1.2            1.9          1.2
Income tax expense                          0.7          1.0             .8          1.2
                                          -----        -----          -----        -----
     Net income                             3.1%         9.4%           4.4%         8.5%
                                          =====        =====          =====        =====

NET PRODUCT REVENUE: Net product revenue for the third quarter of fiscal 1999 decreased $8.6 million, or 19.2% from the same quarter of the prior year. This decrease was primarily due to decreased revenue of $7.1 million from server products and decreased revenue from tape libraries of $1.5 million.

Net product revenue for the first nine months of fiscal 1999 decreased $5.3 million, or 4.5% from the comparable period of the prior year. This decrease was primarily due to decreased revenue of $6.4 million from server revenue. This decrease was partially offset by an increase in tape products revenue, primarily the large capacity Infinity series of tape libraries, and software revenue of $0.6 million and $0.5 million, respectively, over the same period of the prior year.

SERVICE REVENUE: Service revenue for the third quarter of fiscal 1999 increased $2.3 million, or 24.4% over the same quarter of the prior year. Service revenue increased $5.7 million, or 21.6% for the first nine months of fiscal 1999 over the comparable period of the prior year. These increases were primarily due to increased volume on service contracts attributable to an increase in the installed base.

PRODUCT GROSS PROFIT: Product gross profit was $11.5 million for the third quarter of fiscal 1999, a decrease of $3.6 million, or 24.0% from the same quarter of the preceding year, and the gross profit percentage of net product sales was 31.7% for the third quarter of fiscal 1999 as compared to 33.7% for the same period of the prior year. Product gross profit was $36.4 million for the first nine months of fiscal 1999, a decrease of $3.9 million, or 9.7% from the comparable period of the previous year, and the gross profit percentage of net product sales was 32.3% for the first nine months of fiscal 1999 as compared to 34.2% for the same period of the prior year. These decreases in the product gross profit percentage were primarily due to reduced margins on tape products.

SERVICE GROSS PROFIT: Service gross profit was $4.3 million for the third quarter of fiscal 1999, an increase of $0.8 million, or 22.7% over the same period of the previous year. The gross profit percentage of service revenue decreased to 37.8% in the third quarter of fiscal 1999 as compared to 38.3% in the same quarter of the preceding year. Service gross profit was $11.8 million for the first nine months of fiscal 1999, an increase of $1.0 million, or 9.0% over the same period of the previous year. The gross profit percentage of service revenue decreased to 36.5% for the first nine months of fiscal 1999 as compared to 40.7% for the comparable period of the preceding year. These decreases in the gross profit percentage were primarily attributable to a higher mix of service contract revenue for tape products which historically have a lower margin.

SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses for the third quarter of fiscal 1999 increased $1.2 million, or 11.5% from the same quarter of the preceding year. Selling, general and administrative expenses for the first nine months of fiscal 1999 increased $3.5 million, or 11.8% from the same period of the preceding year. These increases were primarily due to increased compensation-related sales costs resulting from increased staff.

RESEARCH AND DEVELOPMENT: Research and development expenses for the third quarter of fiscal 1999 were $3.2 million, essentially unchanged from the same quarter of the preceding year. Research and development expenses for the first nine months of fiscal 1999 increased $0.9 million, or 9.6% from the comparable period of the preceding year. This increase was primarily due to increased project costs incurred in new product development .

OTHER INCOME, NET: Other income, net, for the third quarter of fiscal 1999 increased $0.2 million, or 35.9% over the same period of the prior year. Other income, net, for the first nine months of fiscal 1999 increased $1.0 million, or 54.0% over the comparable period of the prior year. These increases were primarily due to reduced interest expense in the third quarter of fiscal 1999 and the first nine months of fiscal 1999 as compared to the same periods of the prior year as a result of decreased credit line balances.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $3.9 million at January 2, 1999, a decrease of $3.9 million as compared to April 4, 1998, the prior fiscal year end. Net operating activities used cash of $2.4 million for the first nine months of fiscal 1999, primarily due to increased accounts receivable of $5.3 million as a result of increased days sales outstanding and to increased gross inventories of $9.6 million primarily as a result of increased trade inventories due to a shift in the mix of products sold as compared to the mix of inventory purchased. These uses of cash were partially offset by net income adjusted for non-cash items of $12.1 million and a combined increase in accounts payable and accrued liabilities of $1.2 million. Cash provided by financing activities was $4.7 million, primarily due to increased borrowings against the line of credit.

At January 2, 1999, the Company's days sales outstanding were 94 days, as compared to 80 days at April 4, 1998. The Company's average days sales outstanding is impacted by the high percentage of sales occurring within the last month of each quarter and the large percentage of international sales, which historically have slower payment patterns. The increase is primarily due to a higher percentage of sales occurring within the last month of the third quarter of fiscal year 1999 than the percentage of sales occurring within the last month of the fourth quarter of fiscal year 1998.

Stockholders' equity at the end of the third quarter of fiscal 1999 was $49.7 million as compared to $42.1 million at the end of fiscal 1998. The increase was primarily due to net income of $6.4 million and net proceeds from the exercise of options of $1.0 million.

Effective July 31, 1998, the Company entered into an agreement with Silicon Valley Bank and General Electric Capital Corporation whereby the Company may borrow up to $30.0 million under an asset secured domestic line of credit, limited by the value of pledged collateral. The agreement allows the Company to borrow at a rate equal to prime rate. Borrowings under the line of credit are subject to certain financial and operating covenants, including, without limitation, various financial covenants requiring the Company to maintain a minimum current ratio, debt-net worth ratio, tangible net worth and profitability and restricts the Company from paying any dividends. The initial term of the agreement is for one year. Borrowings outstanding under this agreement at February 8, 1999 were $6.8 million.

The above agreement replaced an asset secured line of credit up to $30.0 million with Greyrock Business Credit which allowed the Company to borrow at a blended rate of prime rate plus 1.67%.

Effective February 9, 1996, the Company entered into an agreement with EMC, whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company will receive for these rights include: (a) $30.0 million to be received in six equal annual installments of $5.0 million each, the first four of which were received in February 1996, January 1997, January 1998 and January 1999. The remaining payments are to be received in each of the subsequent two years beginning January 2000; and (b) royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the agreement, of which a minimum of $10.0 million will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. The first two annual installments were received in March 1997 and March 1998.

Management believes that the Company's working capital, bank lines of credit and future cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for at least the next twelve months; however, in the longer term, the Company may require additional funds to support its working capital requirements including financing of accounts receivable and inventory, or for other purposes, and may seek to raise such funds through public or private equity financing, bank lines of credit or from other sources. The Company's current line of credit agreement will expire in July 1999. Even though the Company has not yet begun negotiations for a renewal of its existing credit facility or a new credit facility, Management believes the Company will be able to secure comparable financing prior to the expiration of the existing credit facility. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.

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

The Company is in the process of upgrading its existing computer infrastructure and replacing all of its manufacturing, accounting, customer service and other management information software with an enterprise-wide business system which it believes is Year 2000 compliant. Although the Company expects that the new computer hardware and enterprise-wide business system will be installed by the end of fiscal year 1999, there can be no assurance that the Company will be able to achieve this installation on time or that unexpected compliance issues will not arise. Further, the Company has never undertaken such a significant modification to its information management systems and, accordingly, there can be no assurance that the Company will not experience significant delays and/or compatibility issues in the installation and testing of the enterprise-wide business system. The new enterprise-wide business system will also require extensive training across all departments. Any delays or significant issues with respect to installation or training could materially adversely effect the Company's business, results of operations and financial condition.

The Company has committed personnel to address Year 2000 issues as they relate to the Company's products sold to third parties, the Company's key suppliers and the Company's internal IT and non-IT systems. The Company has initiated, and substantially completed, processes to a) obtain representations from suppliers as to Year 2000 compliance; b) review the Company's products for compliance and
c) review internal IT and non-IT systems for compliance. The Company is in the process of completing a comprehensive remediation plan for the Year 2000 issue that includes the assessment, rectification, testing and reporting of product compliance, the receipt and review of third party representations of Year 2000 compliance and assessment, and rectification and testing of all internal IT and non-IT systems. The Company anticipates that remediation will be complete by July 1999. As a part of the remediation plan, the Company will evaluate the need for, and complete if necessary, a contingency plan in the event any non-compliant critical systems remain by January 1, 2000.

Management believes that the most reasonable likely worst case scenario related to Year 2000 that the Company may experience, would be the delay or inability to procure inventory components from suppliers or delays in receiving orders or payments from customers due to Year 2000 issues experienced by third parties. Such factors could materially adversely affect the Company's business, results of operations and financial condition.

The Company does not consider the cost of upgrading its existing computer infrastructure and replacing all of its manufacturing, accounting, customer service and other management information software with an enterprise-wide business system to be a cost relating to Year 2000 compliance, because the project was initiated independent of the Year 2000 issue and the project completion date has not been accelerated in order to achieve compliance. As of January 2, 1999, the Company has incurred Year 2000 costs consisting primarily of internal labor costs but has not tracked these costs, because the Company believes these costs to be immaterial. The Company anticipates that costs to complete Year 2000 compliance will continue to consist primarily of internal labor costs and be immaterial, but there can be no assurance that unanticipated costs will not be incurred.

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

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

During September and October 1998, the Company and certain directors and officers were served with two purported stockholder class-action lawsuits alleging violations of provisions of the Securities and Exchange Act of 1934 and rules promulgated thereunder in connection with certain statements made during the period from May 21, 1998 through June 9, 1998. Subsequently, these two actions were consolidated into a single case, In re: MTI Technology Corp. Securities Litigation. The complaint, filed February 2, 1999 in the United States District Court for the Central District of California, alleges that the defendants were aware of certain adverse information which they failed to disclose. The complaint does not specify the amount of damages being sought.

The Company believes that this lawsuit is without merit and intends to defend the suit vigorously.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27      Financial Data Schedule

 (b) Reports on Form 8-K:

     None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of February, 1999.

                                         MTI TECHNOLOGY CORPORATION



                                         By: /s/ Dale R. Boyd
                                             -----------------------------------
                                             Dale R. Boyd
                                             Senior Vice President, Finance and
                                             Administration and Chief Financial
                                             Officer (Principal Financial
                                             Officer)



                                         By: /s/ Stephanie M. Braun
                                             -----------------------------------
                                             Stephanie M. Braun
                                             Corporate Controller, Chief
                                             Accounting Officer
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number                Description
--------------                -----------
      27               Financial Data Schedule