Form 10-K
period 1999-04-03
MTI TECHNOLOGY CORP
filed 1999-07-02
CIK 901696

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 3, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $145,881,020 on June 21, 1999, based on the closing sale price of such stock on The Nasdaq National Market. The number of shares outstanding of Registrant's Common Stock, $0.001 par value, was 28,871,287 on June 21, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                          DOCUMENT                            FORM 10-K
                          --------                            ---------
Proxy Statement for 1999                                       III
Annual Meeting of Stockholders to be held on September 23,
  1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     MTI Technology Corporation (the "Registrant") was incorporated in California in March 1981 and reincorporated in Delaware in October 1992. Unless the context indicates otherwise, the "Company" and "MTI" each refer to the Registrant and its consolidated subsidiaries.

     All references to years refer to the Company's fiscal years ended April 1, 1995, April 6, 1996, April 5, 1997, April 4, 1998 and April 3, 1999, as
applicable unless the calendar year is specified. References to dollar amounts are in thousands, except share and per share data and amounts in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise specified. The fiscal year ended April 6, 1996 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.

OVERVIEW

     MTI Technology Corporation is an international provider of high-performance data storage solutions for the Open Systems market. MTI designs, manufactures, sells and services a fully integrated hierarchy of data storage solutions including fault tolerant RAID disk arrays, solid state disk systems, tape libraries and storage management software. In addition, the Company provides a full line of customer services and support offerings. The Company's integrated solutions are compatible with most Open System computing platforms, including those of Sun Microsystems, Hewlett-Packard ("HP"), Silicon Graphics, IBM, Digital Equipment ("DEC") and Linux-based computing systems. The Company's cross-platform capability allows its customers to implement a standardized storage and data management solution across heterogeneous (multi-vendor) computing environments, thus simplifying the management of their on and off-line data. The typical MTI customer operates a data center, where rapid, uninterrupted access to on-line information is critical to the customer's business operations. Historically, this information was centrally managed and maintained. Today many of these customers are in the process of migrating to a distributed client/server computing environment with application software spread over multiple, cross-platform systems. MTI provides data storage and management solutions that help customers shift from proprietary, single source computing solutions to distributed multi-vendor client/server-based computing.

     The Company's customers represent a cross section of industries and governmental agencies and range from Fortune 500 companies to small businesses. No one customer accounted for more than 10 percent of total revenue during fiscal years 1999, 1998 and 1997.

SIGNIFICANT BUSINESS DEVELOPMENTS

SALE OF PATENTS

     Effective February 9, 1996, the Company entered into an agreement with EMC Corporation ("EMC"), whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company received for these rights includes $30,000 to be received in six equal annual installments of $5,000 each, the first four of which were received in February 1996, January 1997, January 1998 and January 1999. The remaining payments are to be received in each of the subsequent two years beginning January 2000. The Company will also receive royalty payments in the aggregate of up to a maximum of $30,000 over the term of the agreement. As part of the maximum $30,000 of royalties, minimum royalties of $10,000 will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. The first three annual installments were received in March 1997, March 1998 and March 1999. Also, as part of the maximum $30,000 of royalties, $10,000 of royalties will be received in five equal annual installments beginning March 2000 as a result of the announced computer and technology pact between EMC and IBM in March 1999. In addition, the Company received an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the aforementioned patents. Pursuant to the terms and conditions of the agreement, this license will terminate in the event of a change of control of the Company involving certain identified acquirers. As part of the agreement, the Company and EMC granted to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the agreement for a period of five years. See Note 10 of Notes to Consolidated Financial Statements.

PRODUCTS

     The Company strives to meet its customers' storage management needs by combining its products into a comprehensive, flexible storage solution. The Company's goal is to enable customers to purchase a single, integrated storage system, rather than multiple components requiring integration by the customer. The Company's products include server products consisting of RAID storage subsystems, high performance storage servers, and solid state disk database accelerators; tape library systems; and data management software consisting of distributed network backup recovery, HSM and media management products.

     Revenues from server products represented approximately 57%, 61% and 76% of net product revenue in fiscal years 1999, 1998 and 1997, respectively. Revenues from tape products represented approximately 34%, 31% and 19% of net product revenue in fiscal years 1999, 1998 and 1997, respectively. Revenues from software products represented approximately 9%, 8% and 5% of net product revenue in fiscal years 1999, 1998 and 1997, respectively.

RAID STORAGE SUBSYSTEMS

     RAID storage subsystems provide increased protection and access to data. In addressing the Open Systems market, the Company's RAID products include its flagship Gladiator 6000 product line, which is based on the Company's proprietary controller technology, and its Gladiator 3000 product line. These products are utilized primarily within the Sun, HP, Silicon Graphics, IBM and Intel computing platforms.

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

APPLICATION SOFTWARE PRODUCTS

     The Company's data management application software has been specifically developed and is employed for the direct support and management of stored data and data storage devices. Certain of the Company's proprietary application software products are set forth in the table below:

                                                                                    PRIMARY
                                                                                   COMPUTING
       PRODUCT                                FUNCTION                             PLATFORM
       -------                                --------                             ---------
Oasis Robotic Library   Provides automated backup and restoration of data in   DEC, HP, Sun,
  Manager               a network environment                                  IBM, Intel

Backup.UNET             Provides client/server backup for cross-platform       HP, Sun,
                        network environments                                   Silicon Graphics,
                                                                               IBM, DEC, Intel

Oasis Net Backup        Performs network backup and provides recovery          DEC, Sun, IBM,
                        capability utilizing the client/server model           HP, Intel

Tape Control            Automates and manages data backup and retrieval        DEC

Autostor                Migrates and archives expired data to multiple         DEC
                        hierarchies automatically or upon user discretion

In addition to its own proprietary software, the Company markets and sells Legato's NetWorker, a comprehensive, cross-platform approach for enterprise-wide solutions for network data protection and storage management.

SALES AND MARKETING

     In the United States, the Company primarily markets and sells its products directly to end users through its field sales organization and indirectly through selected distributors. The Company's domestic sales organization consists of 105 persons as of June 21, 1999, located in 19 sales offices in 16 states. This sales organization is supported by technical field support personnel consisting of approximately 18 systems consultants as of June 21, 1999, who provide consulting services and have experience in the management of complex data and implementing distributed client server systems.

     The Company markets its products internationally through its field sales organization of 61 people, as of June 21, 1999, with 5 offices located in Germany, France, United Kingdom and Ireland, and indirectly through independent distributors. International sales represented 33%, 27% and 27% of the Company's total revenue in fiscal years 1999, 1998 and 1997, respectively. See Note 9 of Notes to Consolidated Financial Statements.

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

CUSTOMER SERVICE AND SUPPORT

     The quality and reliability of the Company's products and the ongoing support of these products are important elements of the Company's business. The Company provides direct service for all of its products through a service organization of 198 people, as of June 21, 1999, located in more than 45 service locations in the United States and Europe.

     The Company currently offers a variety of customer services that include system and software maintenance, consulting services, storage management integration and training. The Company offers on-site service response within four hours, 24 hours a day, seven days per week.

     The Company provides its customers with a warranty against defects in the Company's systems and software products for one year and 90 days, respectively. Approximately 75% of the Company's customers have historically entered into maintenance contracts with the Company for services during the second year of product ownership. Customer service revenue represented approximately 22%, 18% and 22% of the Company's total revenue in fiscal years 1999, 1998 and 1997, respectively.

PRODUCT DEVELOPMENT

     The computer industry is characterized by rapid technological change and is highly competitive with respect to product innovation and introduction.

     To develop the many different technologies that support MTI's product development strategy, the Company has assembled several engineering teams with complementary expertise, consisting of approximately 71 persons as of June 21, 1999. During fiscal years 1999, 1998 and 1997, the Company's research and development spending was approximately $12,800, $12,500 and $10,100, respectively.

     The Company has two separate primary product development centers: one is located at its corporate headquarters in Anaheim, California, a second, the RAID Technology Center, is located in Sunnyvale, California.

MANUFACTURING

     The Company's manufacturing operations are located at its Anaheim facility, with an additional facility located in Dublin, Ireland. The Ireland facility manufactures over 90% of certain high-end product lines sold by the Company in Europe. Manufacturing operations consist primarily of final systems integration and reliability testing and rely principally on outside production companies for the fabrication and assembly of circuit boards. These outside production companies contract with the Company to produce and assemble products in accordance with the Company's specifications. This "turnkey" approach to product manufacturing reduces the Company's capital and employee requirements and allows it to adopt manufacturing technologies as they emerge.

     The principal components used in the Company's products include circuit boards, drives and chassis. The Company procures all of its parts from outside suppliers and has established manufacturing relationships with a number of key suppliers, primarily of disk drives, tape and tape library systems. The Company generally utilizes parts and components available from multiple vendors. However, components critical to the current design of the Company's 9000 and 3000 series of products, a RAID controller board manufactured by Mylex Corporation, is available to the Company only from this source. To date, the Company has been able to obtain supplies of these components and believes that adequate quantities are available to meet its needs. Disruptions in supply or material increases in the cost of these components would have an adverse effect on the Company's operations.

COMPETITION

     The market for the Company's products is extremely competitive. The Company has a number of competitors in various markets, including EMC, HP, Sun, IBM, Silicon Graphics and Compaq, each of which has substantially greater name recognition, engineering, manufacturing and marketing capabilities, and greater financial and personnel resources than the Company. The Company expects to experience increased competition from established and emerging computer storage hardware and management software companies, particularly HP, Sun, IBM, Silicon Graphics, Compaq and EMC.

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

EMPLOYEES

     As of June 21, 1999, the Company had approximately 580 full-time employees worldwide, including 372 in marketing, sales and service support, 85 in manufacturing and quality assurance, 71 in engineering and research and development and 52 in general administration and finance.

     None of the Company's employees is represented by a labor union, and the Company considers its relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's corporate offices, including marketing, sales and support, manufacturing, research and development, and general administration and finance functions, are located in Anaheim, California, in a leased facility consisting of approximately 131,000 square feet. These premises are occupied under a lease agreement that expires in January 2003. The Company also has a 21,700 square foot facility located in Sunnyvale under a lease agreement that expires in July 2006. The Company has a 28,500 square foot facility in Dublin, Ireland where it performs assembly and testing on a limited number of products, with the lease expiring in 2023. In addition, the Company has an 18,600 square foot facility in Westmont, Illinois, used for sales and sales technical support under a lease expiring in June 2005. The Company believes that its existing facilities are adequate to meet its requirements for at least the next twelve months.

     The Company also leases approximately 26 sales and support offices located in the U.S. and Europe.

ITEM 3. LEGAL PROCEEDINGS

     During September and October 1998, the Company and certain directors and officers were served with two purported stockholder class-action lawsuits alleging violations of provisions of the Securities and Exchange Act of 1934 and rules promulgated thereunder in connection with certain statements made during the period from May 21, 1998 through June 9, 1998. Subsequently, these two actions were consolidated into a single case, In re: MTI Technology Corp. Securities Litigation. The consolidated complaint, filed February 2, 1999 in the United States District Court for the Central District of California, alleges that the defendants were aware of certain adverse information which they failed to disclose.

     In May 1999, the Company agreed to settle with plaintiffs. A Stipulation of Settlement was signed providing for a total settlement amount of $900. The Company's unreimbursed portion of the aggregate settlement was $100. An order, preliminarily approving the settlement was signed by the court on May 17, 1999.

     In addition to the above disclosed item, the Company is from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of all executive officers of the Registrant as of June 21, 1999. A summary of the background and experience of each of these individuals is set forth below.

               NAME                 AGE                           POSITION(S)
               ----                 ---                           -----------
Earl M. Pearlman..................  55    President and Chief Executive Officer
Dale R. Boyd......................  41    Senior Vice President, Finance and Administration, and
                                          Chief Financial Officer
Charles S. Sitzman................  51    Senior Vice President, Customer Service
Thomas P. Raimondi................  41    Chief Operating Officer
Gary M. Scott.....................  43    Senior Vice President, European Operations
Venki Venkataraman................  50    Senior Vice President, Manufacturing
Patrick Conroy....................  34    Vice President, Engineering, and Chief Technology Officer
Frank H. Yoshino..................  37    Vice President, Treasury and Human Resources
Stephanie M. Braun................  34    Corporate Controller, Chief Accounting Officer

     Earl Pearlman was named President and Chief Executive Officer of the Company in April 1996. From April 1995 to March 1996, Mr. Pearlman was Vice President, U.S. Sales for the Company. Prior to joining the Company, Mr. Pearlman was the President and Chief Executive Officer of National Peripherals, Inc., a supplier of cross-platform RAID-based storage products, which he founded in 1980 and was acquired by the Company in 1995.

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

     Charles S. Sitzman joined the Company in August 1997 as Senior Vice President, Customer Service. Prior to joining the Company, Mr. Sitzman served in several capacities for Decision One from October 1995 to August 1997. His most recent position with Decision One was as Vice President of Sales. Prior to this, Mr. Sitzman served as Vice President of Sales for Bell Atlantic.

     Thomas P. Raimondi has been Chief Operating Officer since July 1998. Mr. Raimondi had been Senior Vice President and General Manager of the Company since May 1996 and had been Vice President, Strategic Planning, Product Marketing, and Director of Marketing of the Company from 1987 until May 1996. Prior to joining the Company, Mr. Raimondi served as Sales Manager for System Industries, Inc. for seven years.

     Gary M. Scott has been Senior Vice President, European Operations, of the Company since October 1992. Mr. Scott had been Vice President, European Operations, for the Company since 1988. Prior to joining MTI, Mr. Scott served as General Manager of the German subsidiary of System Industries, Inc.

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

     Frank H. Yoshino has been Vice President, Treasury and Human Resources since January 1999. Mr. Yoshino had been Treasurer of the Company since July 1996. Prior to joining the Company, Mr. Yoshino was Treasury Director of Emulex Corporation from March 1992 to July 1996. Prior to this time, Mr. Yoshino served as Senior Financial Analyst for Ashton-Tate.

     Stephanie M. Braun has been Corporate Controller since July 1997 and was elected Chief Accounting Officer in October 1997. Ms. Braun served as Director of General Accounting from July 1996 to June 1997 and as Accounting Manager from June 1994 to June 1996. Prior to joining the Company, Ms. Braun was Financial Analyst Supervisor for a division of ITT Cannon from June 1991 to June 1994.

                                    PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRINCIPAL MARKET AND PRICES

     The Company's common stock commenced trading on The Nasdaq National Market under the symbol "MTIC" on April 7, 1994. From September 3, 1996, to February 25, 1998, the Company's common stock traded on The Nasdaq SmallCap Market. Effective February 25, 1998, the Company's common stock resumed trading on the Nasdaq National Market. The following table sets forth the range of high and low sales prices per share of common stock of the Company for each quarterly period as reported on The Nasdaq National Market and the Nasdaq SmallCap Market for the periods indicated. The price of MTI's common stock at the close of business on June 21, 1999 was $10.125.

                                                                  SALES PRICES
                                                              --------------------
                                                                HIGH        LOW
                                                              --------    --------
FISCAL YEAR 1998
First Quarter...............................................  $ 5.1250    $ 3.6875
Second Quarter..............................................   15.7500      4.3125
Third Quarter...............................................   17.8750      9.2500
Fourth Quarter..............................................   17.3750     11.0000
FISCAL YEAR 1999
First Quarter...............................................   16.8130      7.8750
Second Quarter..............................................    9.4380      4.0000
Third Quarter...............................................    5.5000      3.1875
Fourth Quarter..............................................    6.4375      5.0000

NUMBER OF COMMON STOCKHOLDERS

     The approximate number of record holders of common stock of the Company as of June 21, 1999 was 319.

DIVIDENDS

     MTI has never declared or paid dividends. The Company presently intends to retain earnings for use in its business and, therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, the terms of the Company's bank line of credit prohibits the declaration or payment of any cash dividends by the Company.

ITEM 6. SELECTED FINANCIAL DATA

                                                             FISCAL YEAR ENDED
                                           ------------------------------------------------------
                                           APRIL 3,   APRIL 4,   APRIL 5,   APRIL 6,     APRIL 1,
                                             1999       1998       1997       1996         1995
                                           --------   --------   --------   --------     --------
SELECTED STATEMENT OF OPERATIONS DATA:
Net product revenue......................  $157,456   $163,707   $120,359   $ 97,682     $ 91,140
Service revenue..........................    44,193     36,304     33,368     34,232       36,177
                                           --------   --------   --------   --------     --------
          Total revenue..................   201,649    200,011    153,727    131,914      127,317
Product gross profit.....................    50,689     56,747     36,752     23,625(1)    19,058(6)
Service gross profit.....................    16,276     14,262     13,172     12,070(2)    12,587(7)
                                           --------   --------   --------   --------     --------
          Gross profit...................    66,965     71,009     49,924     35,695       31,645
Operating expenses:
  Selling, general and administrative....    46,326     41,055     34,936     65,715(3)    39,812(8)
  Research and development...............    12,765     12,475     10,103     14,384       12,825(9)
                                           --------   --------   --------   --------     --------
          Total operating expenses.......    59,091     53,530     45,039     80,099(4)    52,637
                                           --------   --------   --------   --------     --------
          Operating income (loss)........     7,874     17,479      4,885    (44,404)     (20,992)
Other income (expense), net..............     3,739      2,557      1,483     (4,636)(5)   (1,008)
Income tax expense.......................     1,521      2,020        664        179        3,540
                                           --------   --------   --------   --------     --------
          Net income (loss)..............  $ 10,092   $ 18,016   $  5,704   $(49,219)    $(25,540)
                                           ========   ========   ========   ========     ========
Net income (loss) per share:
  Basic..................................  $   0.35   $   0.68   $   0.22   $  (2.54)    $  (1.34)
                                           ========   ========   ========   ========     ========
  Diluted................................  $   0.34   $   0.62   $   0.22   $  (2.54)    $  (1.34)
                                           ========   ========   ========   ========     ========
Weighted average shares used in per share
  computation:
  Basic..................................    28,451     26,674     25,638     19,400       19,029
                                           ========   ========   ========   ========     ========
  Diluted................................    29,710     29,112     26,437     19,400       19,029
                                           ========   ========   ========   ========     ========

                                            APRIL 3,   APRIL 4,   APRIL 5,   APRIL 6,    APRIL 1,
                                              1999       1998       1997       1996        1995
                                            --------   --------   --------   --------    --------
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents.................  $  7,213   $  7,768   $  3,487   $  4,055    $  5,562
Working capital (deficit).................    29,997     16,711    (12,267)   (25,966)     17,641
Total assets..............................   113,778    105,091     83,592     84,023     102,451
Long-term debt, less current maturities...        --         --          6      5,966       6,927
Total stockholders' equity (deficiency)...    54,141     42,146     16,377       (187)     49,138

---------------
Notes:

(1) Includes a charge of $2,056 to increase excess and obsolete reserves on certain slower-moving or obsolete product inventories that support the DEC market.

(2) Includes a charge of $504 to write-down to estimated net realizable value certain field service spares inventories that support the DEC market.

(3) Includes a charge of $16,591 to write-down goodwill and a $2,088 charge for settlement of a stockholder lawsuit and related legal costs.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     Certain statements set forth below are not historical or based on historical facts and constitute "forward-looking statements" involving known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements, expressed or implied, by such forward looking statements, including statements about the Company's dependence on new products, management of growth, competition, international sales, dependence on suppliers and quarterly fluctuations. Given these uncertainties, investors in the Company's common stock are cautioned not to place undue reliance on such forward-looking statements. See "Risk Factors." This discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto contained elsewhere in this report.

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

                                                                   FISCAL YEAR ENDED
                                                            --------------------------------
                                                            APRIL 3,    APRIL 4,    APRIL 5,
                                                              1999        1998        1997
                                                            --------    --------    --------
Net product revenue.......................................    78.1%       81.8%       78.3%
Service revenue...........................................    21.9        18.2        21.7
                                                             -----       -----       -----
          Total revenue...................................   100.0       100.0       100.0
Product gross profit......................................    32.2        34.7        30.5
Service gross profit......................................    36.8        39.3        39.5
                                                             -----       -----       -----
     Gross profit.........................................    33.2        35.5        32.5
Selling, general and administrative.......................    23.0        20.6        22.7
Research and development..................................     6.3         6.2         6.6
                                                             -----       -----       -----
     Operating income.....................................     3.9         8.8         3.2
Other income, net.........................................     1.9         1.3         1.0
Income tax expense........................................     0.8         1.0         0.5
                                                             -----       -----       -----
     Net income...........................................     5.0%        9.1%        3.7%
                                                             =====       =====       =====

     Net Product Revenue: Net product revenue in fiscal year 1999 decreased $6.3 million, or 4%, from fiscal year 1998. This decrease was primarily due to decreased revenue of $11.2 million from server products, partially offset by royalty revenue, tape products and software revenue increases of $2.0 million, $1.8 million and $1.1 million, respectively, over fiscal year 1998.

     Net product revenue in fiscal year 1998 increased $43.3 million, or 36%, over fiscal year 1997. This increase was primarily due to increased revenue of $27.5 million from tape products, primarily the mid-range 1500 series of automated DLT tape libraries. In addition, software revenue and server revenue increased $6.8 million and $9.0 million, respectively, over fiscal year 1997.

     Service Revenue: Service revenue was $44.2 million for fiscal year 1999, an increase of $7.9 million, or 22%, over the prior year. The increase is primarily due to an increased volume of service contracts associated with increased product sales volume in fiscal year 1998 and a reduced warranty period on tape products effective in fiscal year 1999.

     Service revenue was $36.3 million for fiscal year 1998, an increase of $2.9 million, or 9%, from the prior year. The increase is primarily due to an increased volume of service contracts associated with increased product sales volume over the past two years.

     Product Gross Profit: Product gross profit was $50.7 million for fiscal year 1999, a decrease of $6.1 million, or 11%, from fiscal year 1998, and the gross profit percentage of net product sales was 32% for fiscal year 1999 as compared to 35% for fiscal year 1998. The decrease in gross profit percentage was primarily due to reduced margins on tape products which historically carry a lower margin.

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

     Service Gross Profit: Service gross profit for fiscal year 1999 increased $2.0 million, or 14%, over fiscal year 1998. The gross profit percentage for service revenue was 37% in fiscal year 1999 as compared to 39% for fiscal year 1998. The decrease in gross profit percentage was primarily attributable to a higher percentage of service contract revenue for tape products which historically have a lower gross profit margin.

     Service gross profit for fiscal year 1998 increased $1.1 million, or 8%, over fiscal year 1997. The gross profit percentage for service revenue was 39% in fiscal year 1998 as compared to 40% for fiscal year 1997

     Selling, General and Administrative Expenses: Selling, general and administrative expenses in fiscal year 1999 increased $5.3 million, or 13%, over fiscal year 1998. This increase in dollars was primarily due to increased compensation-related costs resulting from increased staff.

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

     Research and Development Expenses: Research and development expenses in fiscal year 1999 increased $0.3 million, or 2%, from fiscal year 1998. Research and development expenses were 6% of total revenue in both fiscal years 1999 and 1998.

     Research and development expenses in fiscal year 1998 increased $2.4 million, or 23%, from fiscal year 1997. The increase was primarily due to non-refundable research and development funding received from NFT in fiscal year 1997 of $1.6 million, increased project costs of $0.6 million and an increase in other expenses of $0.2 million.

     Other Income (Expense), Net: Other income, net in fiscal year 1999 increased $1.2 million, or 46%, over fiscal year 1998. This increase was primarily due to reduced interest expense in fiscal year 1999 as compared to the prior year as a result of decreased credit line balances.

     Other income, net in fiscal year 1998 increased $1.1 million, or 72%, over fiscal year 1997. This increase was primarily due to reduced interest expense in fiscal year 1998 as compared to the prior year as a result of decreased credit line balances and debt repayment.

     Income Taxes: The Company recorded a net tax expense of $1.5 million for fiscal year 1999, as compared to $2.0 million in fiscal year 1998. The decrease was primarily due to lower income for fiscal year 1999 as compared to fiscal year 1998. See Note 6 of Notes to Consolidated Financial Statements.

     The Company recorded a net tax expense of $2.0 million for fiscal year 1998, as compared to $0.7 million in fiscal year 1997. This increase was primarily a result of increased income for fiscal year 1998 as compared to fiscal year 1997. See Note 6 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $7.2 million and $7.8 million at April 3, 1999 and April 4, 1998, respectively, a decrease of $0.6 million. Net operating activities provided cash of $7.3 million in fiscal year 1999, primarily due to $25.0 million of net income adjusted for non-cash items, partially offset by an increase in accounts receivable of $9.4 million, a $2.8 million increase in prepaid expenses, other receivables and other assets, primarily due to the EMC receivable, and a decrease in accounts payable and accrued and other liabilities of $4.0 million resulting primarily from decreased inventories and a decrease in accrued bonus.

     At April 3, 1999, the Company's days sales outstanding were 96 days, as compared to 80 days at April 4, 1998. The Company's average days sales outstanding is impacted by the high percentage of sales occurring within the last month of each quarter and the large percentage of international sales, which historically have slower payment patterns. The increase is primarily due to a higher percentage of sales occurring within the last month of fiscal year 1999 than the percentage of sales occurring within the last month of fiscal year 1998.

     Effective July 31, 1998, the Company entered into an agreement with Silicon Valley Bank and General Electric Capital Corporation whereby the Company may borrow up to $30.0 million under an asset secured domestic line of credit, limited by the value of pledged collateral. The agreement allows the Company to borrow at a rate equal to prime rate. Borrowings under the line of credit are subject to certain financial and operating covenants, including, without limitation, various financial covenants requiring the Company to maintain a minimum current ratio, debt-net worth ratio, tangible net worth and level of profitability, and restricts the Company from paying any dividends. The initial term of the agreement is for one year. Borrowings outstanding under this agreement at June 21, 1999 were $3.4 million.

     Effective February 9, 1996, the Company entered into an agreement with EMC, whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company received for these rights includes $30.0 million to be received in six equal annual installments of $5.0 million each, the first four of which were received in February 1996, January 1997, January 1998 and January 1999. The remaining payments are to be received in each of the subsequent two years beginning January 2000. The Company will also receive royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the agreement. As part of the maximum $30.0 million of royalties, minimum royalties of $10.0 million will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. The first three annual installments were received in March 1997, March 1998 and March 1999. Also, as part of the of the maximum $30.0 million of royalties, $10.0 million of royalties will be received in five equal annual installments beginning March 2000 as a result of the announced computer and technology pact between EMC and IBM in March 1999.

     Management believes that the Company's working capital, bank lines of credit and cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for the next twelve months; however, in the longer term, the Company may require additional funds to support its working capital requirements including financing of accounts receivable and inventory, or for other purposes, and may seek to raise such funds through public or private equity financing, bank lines of credit or from other sources. The Company's current line of credit agreement will expire in July 1999. The Company has begun negotiations for a renewal of its existing credit facility and believes the Company will be able to secure comparable financing prior to the expiration of the existing credit facility. No assurance can be given that additional financing will be available or, if available, will be on terms favorable to the Company.

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

     The Company is in the process of upgrading its existing computer infrastructure and replacing all of its manufacturing, accounting, customer service and other management information software with an enterprise-wide business system which it believes is year 2000 compliant based on representations of the manufacturers. The manufacturing and accounting systems have been replaced. Although the Company expects that remaining components of the enterprise-wide business system installation will be completed by the end of 1999, there can be no assurance that the Company will be able to achieve this installation on time or that unexpected compliance issues will not arise. Further, the Company has never undertaken such a significant modification to its information management systems and, accordingly, there can be no assurance that the Company will not experience significant delays and/or compatibility issues in the installation and testing of the enterprise-wide business system. The new enterprise-wide business system will also require extensive training across all departments. Any delays or significant issues with respect to installation or training could materially adversely effect the Company's business, results of operations and financial condition.

     The Company has substantially completed a comprehensive remediation plan for the Year 2000 Issue that includes the assessment, rectification, testing and reporting of product compliance, the receipt and review of third party representations of year 2000 compliance and assessment, and rectification and testing of all internal IT and non-IT systems. The Company anticipates that remediation will be complete by August 1999. As a part of the remediation plan, the Company will evaluate the need for, and complete if necessary, a contingency plan in the event any non-compliant critical systems remain by January 1, 2000.

     The Company has received representations from the majority of suppliers and is continuing to evaluate the adequacy of the responses. The Company has identified certain suppliers that are critical to the business and is in the process of performing site visits to better understand the suppliers' status regarding year 2000 compliance. Evaluation of suppliers is an ongoing process and this phase will continue through the end of calendar 1999 as the Company will continue to update and reevaluate the status of critical suppliers.

     The Company has tested the majority of its products for year 2000 compliance. The results of these tests are published on the Company's website at "http://www.mti.com/other/year2000/index.htm." Testing on the remaining products is expected to continue through the end of calendar 1999. The Company has initiated a plan notifying customers of the information available on the website and to encourage them to assess their own systems based on their operating environment and the information provided by the Company.

     The Company has completed the assessment of its critical internal IT and non-IT systems. The assessment phase, including assessment of hardware and software not supported by the Company's IT department, is expected to be complete by August 1999.

     Management believes that the most reasonably likely worst case scenario related to the Year 2000 Issue that the Company may experience, would be the delay or inability to procure inventory components from suppliers or delays in receiving orders or payments from customers due to year 2000 issues experienced by third parties. Such factors could materially adversely affect the Company's business, results of operations and financial condition.

     The Company does not consider the cost of upgrading its existing computer infrastructure and replacing all of its manufacturing, accounting, customer service and other management information software with an enterprise-wide business system to be a cost relating to year 2000 compliance, because the project was initiated independent of the Year 2000 Issue and the project completion date has not been accelerated in order to achieve compliance. As of June 21, 1999, the Company has incurred year 2000 costs consisting primarily of internal labor costs. The Company anticipates that costs to complete year 2000 compliance will continue to consist primarily of internal labor costs and be immaterial, but there can be no assurance that unanticipated costs will not be incurred.

     The Company expects year 2000 compliance during calendar year 1999. However, there can be no assurances that the Company or third parties will not experience delays or obstacles in becoming year 2000 compliant and any delay or failure by the Company or critical third parties in achieving year 2000 compliance could materially adversely affect the Company's business, results of operations and financial condition.

RISK FACTORS

     The non-historical information in this Form 10-K constitute forward-looking statements and involve risks and uncertainties. These statements relate to the Company's future plans, objectives, expectations and intentions. We may identify these statements by the use of words such as "believes," "expects," "anticipates," "intends," "plans" and similar expressions. The actual results for the Company may differ materially from those described in any forward-looking statement. Factors that might cause such a difference include, but are not limited to, those discussed below and throughout this Form 10-K. The forward-looking statements speak only as of the date of this Form 10K.

DEPENDENCE ON NEW PRODUCTS

     The computer industry is characterized by rapid technological change and is highly competitive with respect to product innovation and introduction. The Company believes that the development and introduction of new, innovative product with features that respond to customers' changing demands will be critical to its future success. No assurance can be given that the Company will be able to continue to design and manufacture products that will achieve market acceptance. Any significant delay or failure to design, manufacture, and successfully introduce products could have a material adverse effect on the Company.

     The success of new products is dependent upon several factors, including timely completion of product design, achievement of acceptable manufacturing yields and market acceptance. Additional risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the introductions, accurate forecasting of customer demand, and the desire by customers to evaluate new, more expensive products for longer periods of time. Continued product development efforts are subject to all of the risks inherent in the development of new products, including unanticipated development problems and delays, as well as the costs to undertake the development that could result in abandonment or substantial change in the development of a specific product. There can be no assurance that the Company will be able to effectively manage the transitions to new products or new technologies.

MANAGEMENT OF GROWTH

     The Company has experienced rapid growth in past years. The Company anticipates that continued growth, if any, will require management of that growth, including but not limited to, recruiting, hiring, training and retaining significant numbers of qualified personnel, forecasting revenues, controlling expenses and managing assets. In particular, continued growth will require that the Company train, integrate and retain qualified sales personnel in various geographic regions. As the Company is in a highly competitive growth market, the loss of a significant number of such persons, as well as the failure to recruit and train additional personnel in a timely manner, could have a material adverse effect on the Company's results of operations. Should the Company experience rapid growth, there can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations or that management will adequately anticipate all demands that growth will place on the Company. If the Company's management is unable to manage growth effectively, the Company and the quality of could be materially adversely affected.

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

DEPENDENCE ON SUPPLIERS

     The principal components used in the Company's products include circuit boards, drives and chassis. The Company procures all of its parts from outside suppliers and has established manufacturing relationships with a number of key suppliers, primarily of disk drives, tape and tape library systems. The Company generally utilizes parts and components available from multiple vendors. However, components critical to the current design of the Company's 9000 and 3000 series of products, namely a RAID controller board manufactured by Mylex Corporation, is available to the Company only from this source. Disruptions in supply or material increases in the cost of these components would have an adverse effect on the Company.

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

     Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indications of future performance. There can be no assurance that the Company will remain profitable on a quarter-to-quarter basis or that future revenues and operating results will not be below the expectations of public market analysts and investors, which could result in a material adverse effect on the Company's common stock.

VOLATILITY OF STOCK PRICE

     The Company's stock price, like that of other technology companies, is subject to significant volatility in response to the timing and announcement of new products, services or technological innovations by the Company or its competitors, variations in quarterly results of operations, failure of such results of operations to meet the expectations of public market analysts and investors, changes in revenue or earnings estimates by the investment community and speculation in the press or investment community. In addition, the stock price may be affected by general market conditions and domestic and international economic factors unrelated to the operating performance of the Company. Recent trends should not be considered a reliable indication of future stock prices or financial results.

INTELLECTUAL PROPERTY RIGHTS

     The Company relies on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements and technical measures to protect its intellectual property rights. Although the Company continues to take appropriate measures to protect its intellectual property rights, there can be no assurance such intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. In addition, the laws of certain foreign countries in which the Company's products are or may be sold may not protect the Company's intellectual property rights to the same extent as the laws of the United States. The failure of the Company to protect its intellectual property rights could have a material adverse effect on the Company's results of operations.

     There can be no assurance that third parties will not assert infringement claims against the Company in the future. If such a claim is made, the Company will evaluate the claim as it relates to its products and, if appropriate, may seek a license to use the protected technology. There can be no assurance that the Company would be able to obtain a license to use such technology or that such a license could be obtained on terms that would not have a material adverse effect on the Company. If the Company or its suppliers are unable to license protected technology, the Company could be prohibited from incorporating or marketing products incorporating that technology. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against it. Should the Company's products be found to infringe protected technology, the Company could be required to pay damages to the infringed party or be enjoined from manufacturing and selling such products, which could have a material adverse effect on the Company.

CONTROL BY PRINCIPAL SHAREHOLDER

     Raymond J. Noorda, the Chairman of the Board of the Company, owns approximately 50% of the Company's outstanding common stock. As a result of his ownership, Mr. Noorda is able to substantially control actions of the Company which require stockholder approval, including the election of the Board of Directors and the approval of significant corporate transactions. Such concentration of ownership may have the effect of changing or preventing a change in control of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company transacts in foreign currencies, primarily European, and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange risks, particularly the British Pound sterling. The volatility of the pound and other currencies will be monitored in the coming year and the Company may utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks.

     The Company maintains a $30 million credit line. The interest rate applied to any debt outstanding under this credit line is equal to the prime rate and is, therefore, subject to a certain amount of risk arising from fluctuations in these rates. However, a 10% increase in interest rates would not have a material impact on the Company's results of operations. See Note 5 of Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data listed in Item 14 of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of the Company is incorporated by reference to the information set forth in the Company's 1999 Proxy Statement under the caption "Directors and Executive Officers." Information with respect to the Company's executive officers is set forth in Part I, above, under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Compensation of Directors and Executive Officers and Other Information" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Compensation of Directors and Executive Officers and Other Information" in the Company's 1999 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following Consolidated Financial Statements of MTI and the Independent Auditors' Report are attached hereto beginning on pages F-1 and S-1.

(a)(1) Consolidated Financial Statements:

       Independent Auditors' Report

       Consolidated Balance Sheets as of April 3, 1999 and April 4, 1998

       Consolidated Statements of Income for fiscal years 1999, 1998 and 1997

       Consolidated Statements of Stockholders' Equity for fiscal years 1999, 1998 and 1997

       Consolidated Statements of Cash Flows for fiscal years 1999, 1998 and
       1997

       Notes to Consolidated Financial Statements

   (2) The following financial statement schedule for fiscal years 1999, 1998 and 1997 is submitted herewith:

       Schedule II -- Valuation and Qualifying Accounts (See page S-1)

       All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

   (3) Exhibits included herewith (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   3.1    Restated Certificate of Incorporation of the Company.(1)
   3.2    Restated By-laws of the Company.(6)
   4.1    Form of Registration Rights Agreement between the Company
          and certain Purchasers, and schedule of such Purchasers.(1)
   4.2    Registration Rights Agreement among the Company, Dialogic
          System Corporation and NFT Ventures, Inc., dated June 15,
          1992, as amended as of April 1, 1993 and as of February 11,
          1994.(1)
   4.3    Registration Rights Agreement between the Company and NFT
          Ventures, Inc., dated November 30, 1992.(1)
   4.4    [Intentionally omitted]
   4.5    [Intentionally omitted]
   4.6    Registration Rights Agreement between the Company and
          Dialogic Systems Corporation, dated November 30, 1992.(1)
   4.7    Specimen Stock Certificate.(1)
  10.1    [Intentionally omitted]
  10.2    Triple Net Lease between the Company and Catellus
          Development Corporation effective December 20, 1991.(1)
  10.3    Owner Participation Agreement between the Company, Catellus
          Development Corporation and Anaheim Redevelopment Agency,
          dated as of January 7, 1992, including exhibits.(1)
  10.4    [Intentionally omitted]
  10.5    [Intentionally omitted]
  10.6    [Intentionally omitted]
 *10.7    Form of Nonqualified Stock Option Agreement under the Stock
          Incentive Plan.(1)
 *10.8    Form of Indemnification Agreement.(1)
  10.9    [Intentionally omitted]
  10.10   [Intentionally omitted]
 *10.11   Micro Technology, Inc. Incentive Stock Option
          Plan -- 1985.(1)
 *10.12   1987 Incentive Stock Option and Nonqualified Stock Option
          Plan of the Company (the "1987 Stock Option Plan").(1)
 *10.13   Form of Incentive Common Stock Option Agreement under the
          1987 Stock Option Plan.(1)
 *10.14   Form of Nonqualified Common Stock Option Agreement under the
          1987 Stock Option Plan.(1)
 *10.15   Stock Incentive Plan of the Company.(1)
 *10.16   1988 Stock Option Plan, as amended August 12, 1991, of SF2
          Corporation.(1)
  10.17   Form of Consultant/Employee Confidentiality Agreement.(1)
  10.18   Lease between Oak Creek Delaware, Inc., and the Company,
          dated December 18, 1993.(1)
 *10.19   Form of Incentive Stock Option Agreement under the Stock
          Incentive Plan.(1)
 *10.20   MTI Technology Corporation 1994 Employee Stock Purchase
          Plan, as amended.(2)
 *10.21   MTI Technology Corporation Directors' Non-Qualified Stock
          Option Plan.(1)
  10.22   Asset Purchase Agreement, dated February 9, 1996, between
          EMC Corporation and Registrant, dated as of February 9,
          1996. (Confidential treatment granted pursuant to Rule
          24b-2)(3)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  10.23   [Intentionally omitted]
  10.24   1996 Stock Incentive Plan(4)
  10.25   Amendment No. 2 to Stock Purchase Agreement and Senior
          Promissory Notes dated as of October 3, 1996 between Earl M.
          Pearlman, William E. Decker, the William E. Decker Trust and
          Registrant.(4)
 *10.26   Employment Agreement dated August 1, 1997, between Chuck
          Sitzman and Registrant.(5)
  10.27   Loan and Security Agreement between Company and Silicon
          Valley Bank and General Electric Capital Corporation, as
          co-lenders, and Schedule thereto.(7)
  21.1    Subsidiaries of the Company.
  23.1    Consent of KPMG LLP.
  24      Power of Attorney. (see page 25)
  27      Financial Data Schedule.

---------------
(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-75180).

(2) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 2, 1994.

(3) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995.

(4) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 6, 1995.

(5) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 4, 1997.

(6) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1998.

(7) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1998.

* Management or compensatory plan or arrangement.

(b) Reports on Form 8-K

     Form 8-K, dated May 14, 1999, regarding the Company's right to receive an additional $10 million under the Asset Purchase Agreement, dated February 9, 1996, between EMC Corporation and Registrant.

     Form 8-K, dated May 24, 1999, regarding the preliminary approval of the Company's settlement of its stockholders lawsuit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of July 1999.

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

                   SIGNATURE                                      TITLE                      DATE
                   ---------                                      -----                      ----
/s/ EARL M. PEARLMAN                              President and Chief Executive           July 1, 1999
------------------------------------------------
(Earl M. Pearlman)

/s/ DALE R. BOYD                                  Senior Vice President, Chief            July 1, 1999
------------------------------------------------    Financial Officer (Principal
(Dale R. Boyd)                                      Financial Officer)

/s/ STEPHANIE M. BRAUN                            Corporate Controller, Chief             July 1, 1999
------------------------------------------------    Accounting Officer
(Stephanie M. Braun)

/s/ RAYMOND J. NOORDA                             Chairman of the Board                   July 1, 1999
------------------------------------------------
(Raymond J. Noorda)

/s/ VAL KREIDEL                                   Director                                July 1, 1999
------------------------------------------------
(Val Kreidel)

/s/ AL MELROSE                                    Director                                July 1, 1999
------------------------------------------------
(Al Melrose)

/s/ JOHN REPP                                     Director                                July 1, 1999
------------------------------------------------
(John Repp)

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of April 3, 1999 and April 4,
  1998......................................................  F-3
Consolidated Statements of Income for the fiscal years ended
  April 3, 1999, April 4, 1998 and April 5, 1997............  F-4
Consolidated Statements of Stockholders' Equity for the
  fiscal years ended April 3, 1999, April 4, 1998 and April
  5, 1997...................................................  F-5
Consolidated Statements of Cash Flows for the fiscal years
  ended April 3, 1999, April 4, 1998 and April 5, 1997......  F-6
Notes to Consolidated Financial Statements..................  F-7
Financial Statement Schedule
Schedule II -- Valuation and Qualifying Accounts............  S-1

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTI Technology Corporation and subsidiaries as of April 3, 1999 and April 4, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended April 3, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Orange County, California
May 17, 1999

                           MTI TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              APRIL 3,    APRIL 4,
                                                                1999        1998
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  7,213    $  7,768
  Accounts receivable, less allowance for doubtful accounts
     and sales returns of $3,250 in 1999 and $5,686 in
     1998...................................................    53,005      44,260
  Inventories...............................................    16,987      18,819
  Deferred income tax benefit...............................     3,960       4,277
  Prepaid expenses and other receivables....................     7,312       4,425
                                                              --------    --------
          Total current assets..............................    88,477      79,549
Property, plant and equipment, net..........................    13,802      11,995
Intangible assets and goodwill, less accumulated
  amortization of $7,438 in 1999 and $5,578 in 1998.........    10,890      12,753
Other.......................................................       609         794
                                                              --------    --------
                                                              $113,778    $105,091
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $  5,824    $  7,898
  Current maturities of long-term debt......................        --           6
  Accounts payable..........................................    18,632      20,294
  Accrued liabilities.......................................    16,043      18,199
  Deferred income...........................................    17,981      16,441
                                                              --------    --------
          Total current liabilities.........................    58,480      62,838
Other.......................................................     1,157         107
                                                              --------    --------
          Total liabilities.................................    59,637      62,945
                                                              --------    --------
Stockholders' equity:
  Preferred stock, $.001 par value; authorized 5,000 shares;
     issued and outstanding, none...........................        --          --
  Common stock, $.001 par value; authorized 40,000 shares;
     issued (including treasury shares) and outstanding
     29,212 and 28,821 shares in 1999 and 1998,
     respectively...........................................        29          29
  Additional paid-in capital................................    98,539      96,577
  Accumulated deficit.......................................   (39,929)    (50,021)
  Less cost of treasury stock (575 and 666 shares in 1999
     and 1998, respectively)................................    (2,108)     (2,452)
  Accumulated other comprehensive loss......................    (2,390)     (1,987)
                                                              --------    --------
Total stockholders' equity..................................    54,141      42,146
Commitments and contingencies...............................
                                                              --------    --------
                                                              $113,778    $105,091
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
       FISCAL YEARS ENDED APRIL 3, 1999, APRIL 4, 1998 AND APRIL 5, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1999        1998        1997
                                                             --------    --------    --------
Net product revenue........................................  $157,456    $163,707    $120,359
Service revenue............................................    44,193      36,304      33,368
                                                             --------    --------    --------
          Total revenue....................................   201,649     200,011     153,727
Product cost of revenue....................................   106,767     106,960      83,607
Service cost of revenue....................................    27,917      22,042      20,196
                                                             --------    --------    --------
          Total cost of revenue............................   134,684     129,002     103,803
                                                             --------    --------    --------
          Gross profit.....................................    66,965      71,009      49,924
Operating expenses:
  Selling, general and administrative......................    46,326      41,055      34,936
  Research and development.................................    12,765      12,475      10,103
                                                             --------    --------    --------
          Total operating expenses.........................    59,091      53,530      45,039
          Operating income.................................     7,874      17,479       4,885
Other income (expense):
  Interest expense.........................................      (716)     (2,069)     (2,993)
  Interest income..........................................        66         176          87
  Other income.............................................     4,389       4,450       4,389
                                                             --------    --------    --------
Income before income taxes.................................    11,613      20,036       6,368
  Income tax expense.......................................     1,521       2,020         664
                                                             --------    --------    --------
  Net income...............................................  $ 10,092    $ 18,016    $  5,704
                                                             ========    ========    ========
Net income per share:
  Basic....................................................  $   0.35    $   0.68    $   0.22
                                                             ========    ========    ========
  Diluted..................................................  $   0.34    $   0.62    $   0.22
                                                             ========    ========    ========
Weighted average shares used in per share computation:
  Basic....................................................    28,451      26,674      25,638
                                                             ========    ========    ========
  Diluted..................................................    29,710      29,112      26,437
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FISCAL YEARS ENDED APRIL 3, 1999, APRIL 4, 1998 AND APRIL 5, 1997
                                 (IN THOUSANDS)

                                                                                                 TOTAL
                                                                               ACCUMULATED       STOCK-          TOTAL
                                    COMMON STOCK     ADDITIONAL   RETAINED        OTHER         HOLDERS'     COMPREHENSIVE
                                   ---------------    PAID-IN     EARNINGS    COMPREHENSIVE      EQUITY         INCOME
                                   SHARES   AMOUNT    CAPITAL     (DEFICIT)       LOSS        (DEFICIENCY)      (LOSS)
                                   ------   ------   ----------   ---------   -------------   ------------   -------------
Balance at April 6, 1996.........  19,449    $20      $74,824     $(73,645)      $(1,386)       $  (187)
Net income.......................      --     --           --        5,704            --          5,704         $ 5,704
Foreign currency translation
  adjustments....................      --     --           --           --          (245)          (245)           (245)
                                                                                                                -------
Comprehensive income for the year
  ended April 5, 1997............                                                                               $ 5,459
                                                                                                                =======
Exercise of stock options
  (including compensation expense
  of $14)........................     300     --          529           --            --            529
Treasury shares issued under
  Employee Stock Purchase Plan
  and other......................      40     --          150          (69)           --             81
Conversion of secured
  subordinated note..............   5,993      6       10,107           --            --         10,113
Issuance of warrants.............      --     --          382           --            --            382
                                   ------    ---      -------     --------       -------        -------
Balance at April 5, 1997.........  25,782     26       85,992      (68,010)       (1,631)        16,377
Net income.......................      --     --           --       18,016            --         18,016         $18,016
Foreign currency translation
  adjustments....................      --     --           --           --          (356)          (356)           (356)
                                                                                                                -------
Comprehensive income for the year
  ended April 4, 1998............                                                                               $17,660
                                                                                                                =======
Exercise of stock options
  (including compensation expense
  of $18 and income tax benefit
  of $3,495).....................   1,113      2        5,635           --            --          5,637
Treasury shares issued under
  Employee Stock Purchase Plan
  and other......................      89     --          354          (27)           --            327
Conversion of warrants...........   1,171      1        2,144           --            --          2,145
                                   ------    ---      -------     --------       -------        -------
Balance at April 4, 1998.........  28,155     29       94,125      (50,021)       (1,987)        42,146
Net income.......................      --     --           --       10,092            --         10,092         $10,092
Foreign currency translation
  adjustments....................      --     --           --           --          (403)          (403)           (403)
                                                                                                                -------
Comprehensive income for the year
  ended April 3, 1999............                                                                               $ 9,689
                                                                                                                =======
Exercise of stock options
  (including income tax benefit
  of $988).......................     392     --        1,796           --            --          1,796
Treasury shares issued under
  Employee Stock Purchase Plan
  and other......................      90     --          510           --            --            510
                                   ------    ---      -------     --------       -------        -------
Balance at April 3, 1999.........  28,637    $29      $96,431     $(39,929)      $(2,390)       $54,141
                                   ======    ===      =======     ========       =======        =======

          See accompanying notes to consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FISCAL YEARS ENDED APRIL 3, 1999, APRIL 4, 1998 AND APRIL 5, 1997
                                 (IN THOUSANDS)

                                                            1999         1998         1997
                                                          ---------    ---------    ---------
Cash flows from operating activities:
  Net income............................................  $  10,092    $  18,016    $   5,704
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization......................      8,281        7,920        9,854
     Provision for sales returns and losses on accounts
       receivable, net..................................        434        1,107          319
     Provision for inventory obsolescence...............      2,239        1,968        3,238
     Loss on disposal of fixed assets...................         39           69          259
     Deferred income tax expense (benefit)..............      1,305         (899)        (176)
     Deferred income....................................      2,591        3,260       (2,208)
     Compensation related to stock options..............         --           18           14
     Gain on sale of product lines......................         --         (246)          --
Change in assets and liabilities, net of effect of
  acquisitions:
  Accounts receivable...................................     (9,424)     (13,565)     (11,087)
  Inventories...........................................       (451)      (6,538)       1,984
  Prepaid expenses, other receivables and other
     assets.............................................     (2,841)      (1,449)       1,527
  Accounts payable......................................     (1,719)       5,926         (228)
  Accrued and other liabilities.........................     (2,284)       3,527       (2,853)
                                                          ---------    ---------    ---------
  Net cash provided by operating activities.............      8,262       19,114        6,347
                                                          ---------    ---------    ---------
Cash flows from investing activities:
  Capital expenditures for property, plant and
     equipment..........................................     (8,148)      (4,759)      (3,780)
  Acquisition of assets and liabilities of businesses,
     net of cash acquired...............................         --           --       (1,000)
  Payments received on notes receivables................         --          246           --
  Short term investments................................         --          850         (850)
                                                          ---------    ---------    ---------
  Net cash used in investing activities.................     (8,148)      (3,663)      (5,630)
                                                          ---------    ---------    ---------
Cash flows from financing activities:
  Borrowings under notes payable, net of acquisitions...     99,543      148,779      116,986
  Borrowings under notes payable to fund acquisition of
     NPI................................................         --           --        1,000
  Proceeds from issuance of common stock and exercise of
     options and warrants...............................      1,318        4,596          596
  Repayments of notes payable...........................   (101,624)    (164,485)    (119,552)
                                                          ---------    ---------    ---------
  Net cash provided by (used in) financing activities...       (763)     (11,110)        (970)
                                                          ---------    ---------    ---------
Effect of exchange rate changes on cash.................         94          (60)        (315)
                                                          ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents....       (555)       4,281         (568)
Cash and cash equivalents at beginning of year..........      7,768        3,487        4,055
                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year................  $   7,213    $   7,768    $   3,487
                                                          =========    =========    =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest..............................................  $   1,046    $   2,392    $   2,963
  Income taxes..........................................      1,616          719          348
Supplemental schedule of noncash investing and financing
  activities:
  Conversion of debt to common stock....................         --           --       10,113
  Income tax benefit from exercise of stock options.....        988        3,495           --

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

  Fiscal Year

     The Company's year-end is the first Saturday following March 31. Fiscal years 1999, 1998 and 1997 ended on April 3, April 4, and April 5, respectively, and consisted of 52 weeks.

  Revenue Recognition

     Sales of the Company's computer equipment are usually recorded upon shipment, net of an allowance for estimated returns. Some revenues are recognized on bill and hold transactions that meet revenue recognition criteria. Revenue from equipment maintenance contracts is recorded as deferred income when billed and is recognized as earned over the period in which the services are provided, primarily straight-line over the term of the contract. The Company accrues for warranty expense at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based on the relationship between historical and anticipated warranty costs and sales volumes.

     The Company applies Statement of Position 17-2, "Software Revenue Recognition", whereby revenue is recognized from software licenses, provided there are no significant Company obligations related to the sale and the resulting receivable is deemed collectible, at the time the software is shipped, net of an allowance for returns, cancellations and maintenance, including vendor and post-contract support obligations. Revenue from maintenance agreements, including the allowance for maintenance bundled with software licenses, is recognized ratably over the term of the related agreement. Revenue from consulting and other software-related services is recognized as the services are rendered.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There are no cash equivalents at April 3, 1999. At April 4, 1998, $281 of short-term commercial paper investments and money market fund investments are included in cash and cash equivalents.

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

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

  Accounting for Stock Options

     The Company accounts for stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 7, 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. ("Statement") 123, "Accounting for Stock-Based Compensation."

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

  Intangible Assets and Goodwill

     The Company amortizes intangible assets and costs in excess of net assets acquired (goodwill) related to the Company's business acquisitions on a straight-line basis over periods ranging from 7 to 10 years. The Company applies Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The amount of impairment, if any, is measured based on fair value. Management regularly evaluates the continuing recoverability of intangible assets and goodwill based upon the historical and projected revenue and profitability of the related acquisitions and continuing benefits of the underlying assets.

     Goodwill represents intellectual property rights, access to an installed customer base and research and development capacity related to the acquisitions of Raxco and National Peripherals, Inc. and is being amortized over 10 years.

  Foreign Currency Translation

     The Company follows the principles of Statement 52, "Foreign Currency Translation," using the local currencies as the functional currencies of its foreign subsidiaries. Accordingly, all assets and liabilities outside

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

the United States are translated into dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during the period. Net foreign currency translation adjustments accumulate as other accumulated comprehensive loss in stockholders' equity. Net foreign currency transaction exchange losses of $669, $237 and $499 were realized in fiscal years 1999, 1998 and 1997, respectively, and are included in selling, general and administrative expense in the accompanying consolidated statements of operations.

  Concentration of Credit Risk and Suppliers

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

  Net Income per Share

     The Company adopted Statement 128, "Earnings Per Share," in the third quarter of fiscal year 1998. In accordance with Statement 128, primary earnings per share have been replaced with basic earnings per share and fully diluted earnings per share have been replaced with diluted earnings per share, which includes potentially dilutive securities such as outstanding options and warrants. Prior periods have been restated to conform to Statement 128.

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

  Fair Value of Financial Instruments

     Statement 107, "Disclosure about Fair Value of Financial Instruments," requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Statement 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of April 3, 1999, the fair value of all financial instruments approximated their carrying value.

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(2) INVENTORIES

     Inventories consist of the following:

                                                           APRIL 3,    APRIL 4,
                                                             1999        1998
                                                           --------    --------
Raw materials............................................  $ 8,262     $10,822
Work-in-process..........................................      367         318
Finished goods...........................................    8,358       7,679
                                                           -------     -------
                                                           $16,987     $18,819
                                                           =======     =======

(3) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, are summarized as follows:

                                                           APRIL 3,    APRIL 4,
                                                             1999        1998
                                                           --------    --------
Plant equipment, office furniture and fixtures...........  $14,062     $11,970
Computer equipment.......................................   17,914      15,259
Field service spares.....................................   10,238       8,729
Leasehold improvements...................................    2,097       1,686
                                                           -------     -------
                                                            44,311      37,644
Less accumulated depreciation and amortization...........   30,509      25,649
                                                           -------     -------
                                                           $13,802     $11,995
                                                           =======     =======

(4) ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                           APRIL 3,    APRIL 4,
                                                             1999        1998
                                                           --------    --------
Salaries, wages and commissions..........................  $ 6,955     $ 6,800
Taxes....................................................    5,096       6,352
Accrued warranty costs...................................      804         916
Other....................................................    3,188       4,131
                                                           -------     -------
                                                           $16,043     $18,199
                                                           =======     =======

(5) DEBT

  Credit Agreement and Lines of Credit

     Effective July 31, 1998, the Company entered into an agreement with Silicon Valley Bank and General Electric Capital Corporation whereby the Company may borrow up to $30,000 under an asset secured domestic line of credit, limited by the value of pledged collateral. The agreement allows the Company to borrow at a rate equal to prime rate. Borrowings under the line of credit are subject to certain financial and operating covenants, including, without limitation, various financial covenants requiring the Company to maintain a minimum current ratio, debt-net worth ratio, tangible net worth and profitability and restricts the Company from paying any dividends. At April 3, 1999, the Company was in compliance with all such

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

covenants. The initial term of the agreement is for one year, expiring July 31, 1999. The Company has begun negotiations for a renewal of its existing credit facility, and believes the Company will be able to secure comparable financing prior to the expiration of the existing credit facility. Borrowings outstanding under this agreement at April 3, 1999 were $5,824.

     The above agreement replaced an asset secured line of credit up to $30,000 with Greyrock Business Credit which allowed the Company to borrow at a blended rate of prime rate plus 1.67%.

(6) INCOME TAXES

     The components of income before income taxes are as follows:

                                                        FISCAL YEARS ENDED
                                                 --------------------------------
                                                 APRIL 3,    APRIL 4,    APRIL 5,
                                                   1999        1998        1997
                                                 --------    --------    --------
U.S. ..........................................  $ 3,965     $11,659      $1,010
Foreign........................................    7,648       8,377       5,358
                                                 -------     -------      ------
                                                 $11,613     $20,036      $6,368
                                                 =======     =======      ======

     Income tax expense (benefit) consists of the following:

                                                   CURRENT    DEFERRED    TOTAL
                                                   -------    --------    ------
1999:
  Federal........................................  $ (375)     $1,305     $  930
  State..........................................      25          --         25
  Foreign........................................     566          --        566
                                                   ------      ------     ------
                                                   $  216      $1,305     $1,521
                                                   ======      ======     ======
1998:
  Federal........................................  $1,381      $ (899)    $  482
  State..........................................     167          --        167
  Foreign........................................   1,371          --      1,371
                                                   ------      ------     ------
                                                   $2,919      $ (899)    $2,020
                                                   ======      ======     ======
1997:
  Federal........................................  $  254      $ (176)    $   78
  State..........................................     131          --        131
  Foreign........................................     455          --        455
                                                   ------      ------     ------
                                                   $  840      $ (176)    $  664
                                                   ======      ======     ======

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Reconciliations of the federal statutory tax rate to the effective tax rate are as follows:

                                                                   FISCAL YEARS ENDED
                                                            --------------------------------
                                                            APRIL 3,    APRIL 4,    APRIL 5,
                                                              1999        1998        1997
                                                            --------    --------    --------
Federal statutory rate....................................    35.0%       35.0%       35.0%
Effect of foreign operations..............................    (4.6)       (0.9)      (22.3)
State taxes, net of federal benefit.......................      --         0.7         2.1
Change in valuation allowance.............................   (20.1)      (26.0)      (14.1)
Non-deductible expenses...................................     5.2         2.9         6.7
Other.....................................................    (2.4)       (1.6)        3.0
                                                             -----       -----       -----
                                                              13.1%       10.1%       10.4%
                                                             =====       =====       =====

     Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of the deferred income tax assets and deferred income tax liabilities are as follows:

                                                         1999       1998       1997
                                                        -------    -------    -------
Deferred tax assets:
  Tax operating loss carryforwards....................  $15,436    $14,096    $20,267
  Tax basis of intangible assets greater than book
     basis............................................    5,370      5,752      5,565
  Accrued expenses not deductible for tax purposes....    1,187      3,571      3,362
  Inventory reserves..................................      885      1,346      1,226
  Book depreciation greater than tax depreciation.....    3,185      2,682      1,873
  Recognition of income reported on different methods
     for tax purposes than for financial reporting....    1,982      1,564         80
  Other...............................................     (444)     1,241       (231)
                                                        -------    -------    -------
                                                         27,601     30,252     32,142
Less valuation allowance..............................   23,641     25,975     31,182
                                                        -------    -------    -------
                                                        $ 3,960    $ 4,277    $   960
                                                        =======    =======    =======

     At April 3, 1999, the Company had federal net operating loss ("NOL") carryforwards arising from the acquisition of SF2, available to offset future taxable income of $16,646, subject to alternative minimum tax limitations. The utilization of these carryforwards is limited to approximately $1,000 annually, as a result of the Internal Revenue Code's restrictive change of ownership rules.

     At April 3, 1999, the Company had federal NOL carryforwards, exclusive of the $16,646 SF2 NOL discussed above, of $22,147. These carryforwards expire beginning in fiscal year 2008.

     Management believes that it is more likely than not that the Company will realize the benefits of the remaining net deferred tax asset existing at April 3, 1999. The change in the valuation allowance from fiscal year 1998 to fiscal year 1999 was $2,334 and the change in the valuation allowance from fiscal year 1997 to fiscal year 1998 was $5,207.

     The Internal Revenue Service ("IRS") is conducting an examination of the Company's fiscal years 1992 through 1995 federal income tax returns. During the fourth quarter of fiscal 1999, the Company received notice from the IRS of proposed adjustments for fiscal years 1992 through 1995. The Company, after consultation with tax counsel, continues to believe in the propriety of its positions as set forth in its tax returns and has filed a letter of protest with the IRS appeals office. The Company believes the ultimate resolution of

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

the examinations will not result in a material impact on the Company's consolidated financial position, results of operations or liquidity.

(7) STOCKHOLDERS' EQUITY

  Net Income per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                         1999       1998       1997
                                                        -------    -------    -------
Numerator:
  Net income, basic and diluted.......................  $10,092    $18,016    $ 5,704
                                                        =======    =======    =======
Denominator:
  Denominator for net income per share,
     basic -- weighted-average shares outstanding.....   28,451     26,674     25,638
                                                        -------    -------    -------
  Effect of dilutive securities:
     Dilutive options outstanding.....................    1,259      2,002        672
     Dilutive warrants outstanding....................       --        436        127
                                                        -------    -------    -------
  Dilutive potential common shares....................    1,259      2,438        799
                                                        -------    -------    -------
  Denominator for net income per share,
     diluted -- adjusted weighted-average shares......   29,710     29,112     26,437
                                                        =======    =======    =======
Net income per share, basic...........................  $  0.35    $  0.68    $  0.22
                                                        =======    =======    =======
Net income per share, diluted.........................  $  0.34    $  0.62    $  0.22
                                                        =======    =======    =======

     Options to purchase 2,935,350 shares of common stock at prices in excess of $7.54 per share were outstanding at April 3, 1999, but were not included in the net income per share, diluted computation for the year then ended because the options' exercise price was greater than the average market price of the common stock during the period, and therefore, the effect would be antidilutive.

     Options to purchase 1,410,000 shares of common stock at prices in excess of $9.98 per share were outstanding at April 4, 1998, but were not included in the net income per share, diluted computation for the year then ended because the options' exercise price was greater than the average market price of the common stock during the period, and therefore, the effect would be antidilutive.

     Options to purchase 712,000 shares of common stock and warrants to purchase 270,000 shares of common stock at prices in excess of $2.75 per share were outstanding at April 5, 1997, but were not included in the net income per share, diluted computation for the year then ended because the options' and warrants' exercise price was greater than the average market price of the common stock during the period, and therefore, the effect would be antidilutive.

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

     The 1996 Stock Incentive Plan provides for the grant by the Company of incentive stock options or non-qualified stock options. The exercise price of the non-qualified stock options may not be less than 85% of the fair market value at the date of grant. The maximum number of shares is initially 2,250,000, increased each January 1 by a number equal to three percent of the number of shares outstanding as of the immediately preceding December 31. Notwithstanding the foregoing, the maximum number of incentive stock options is 2,250,000.

  Directors' Non-Qualified Stock Option Plan

     On March 31, 1994, the Company adopted the Directors' Non-Qualified Stock Option Plan (the "Director Plan"). A total of 150,000 shares of the Company's common stock are reserved for issuance under the Director Plan. Under the Director Plan non-qualified options to purchase 10,000 shares were granted to each non-employee director of the Company upon the closing of the Company's initial public offering. Non-employee directors appointed to the Board of Directors after the initial public offering also receive a non-qualified option to purchase 10,000 shares of common stock. In addition, each non-employee director who has served as a director for at least one year receives an option to purchase 2,500 shares of common stock following each annual meeting of stockholders; provided that he or she continues to be a director of the Company immediately following each meeting. The exercise price per share of each option granted under the Director Plan will be the fair market value of the Company's common stock on the date the option is granted, except that the initial grants to directors upon the closing of the Company's initial public offering had an exercise price per share of $9.00 per share, the price to the public in the initial public offering. As of April 3, 1999, options to purchase 52,500 shares of common stock were outstanding, of which 50,000 were exercisable.

     In fiscal years 1994, 1992 and 1991, certain options were granted below the then determined fair value of the Company's common stock, resulting in compensation expense. Such compensation expense is being amortized through a charge to operations over the vesting period of four years and amounted to $0, $18 and $14 for fiscal years 1999, 1998 and 1997, respectively.

     The options granted typically vest over a period of four years from the date of grant. At April 3, 1999 and April 4, 1998, the number of options exercisable was 2,341,000 and 1,441,000, respectively, and the weighted-average exercise price of those options was $4.72 and $2.21, respectively.

     The per share weighted-average fair value of stock options granted during fiscal years 1999, 1998 and 1997 was $4.11, $6.40 and $1.58, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: 1999 -- expected dividend yield of 0%, risk-free interest rate of 5.43%, volatility of its stock over the expected life of the options of .5 and an expected life of six years; 1998 -- expected dividend yield of 0%, risk-free interest rate of 5.63%, volatility of its stock over the expected life of the options of .5 and an expected life of six years; 1997 -- expected dividend yield of 0%, risk-free interest rate of 6.84%, volatility of its stock over the expected life of the options of .5 and an expected life of six years.

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements, except as noted above. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net income would have been the pro forma amounts indicated below:

                                                                     NET INCOME
                                                   NET INCOME    PER SHARE, DILUTED
                                                   ----------    ------------------
As reported:
  1999...........................................   $10,092            $0.34
  1998...........................................   $18,016            $0.62
  1997...........................................   $ 5,704            $0.22
Pro forma:
  1999...........................................   $ 4,912            $0.17
  1998...........................................   $15,169            $0.52
  1997...........................................   $ 4,601            $0.17

     Pro forma net income reflects only options granted since fiscal year 1996. Therefore, the full impact of calculating compensation cost for stock options under Statement 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to April 2, 1995 is not considered.

     A summary of all stock option transactions follows (in thousands, except per share data):

                                                                     WEIGHTED
                                                                     AVERAGE
                                                        SHARES    EXERCISE PRICE
                                                        ------    --------------
Options outstanding at April 6, 1996..................   3,236        $ 1.88
  Granted.............................................   1,660          2.75
  Exercised...........................................    (300)         1.72
  Canceled............................................    (370)         2.06
                                                        ------
Options outstanding at April 5, 1997..................   4,226          2.22
  Granted.............................................   1,567         12.25
  Exercised...........................................  (1,113)         1.91
  Canceled............................................    (102)         8.76
                                                        ------
Options outstanding at April 4, 1998..................   4,578          5.56
  Granted.............................................   2,020          7.86
  Exercised...........................................    (392)         2.06
  Canceled............................................    (254)         8.30
                                                        ------
Options outstanding at April 3, 1999..................   5,952        $ 6.51
                                                        ======

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     A summary of stock options outstanding at April 3, 1999 follows (in thousands, except per share data):

                                                               EXERCISABLE
                                   WEIGHTED                --------------------
                                    AVERAGE     WEIGHTED               WEIGHTED
                     NUMBER OF     REMAINING    AVERAGE                AVERAGE
     RANGE OF         OPTIONS     CONTRACTUAL   EXERCISE   NUMBER OF   EXERCISE
 EXERCISE PRICES    OUTSTANDING      LIFE        PRICE      OPTIONS     PRICE
 ---------------    -----------   -----------   --------   ---------   --------
$ 0.0980 -  1.7500     1,146          5.6        $ 1.74       933       $ 1.74
  1.8750 -  2.2500       866          7.3          2.21       517         2.22
  3.0000 -  5.6875     1,001          8.5          4.27       333         3.78
  8.3125 -  9.0000     1,563          9.2          8.32        20         9.00
 11.8750 - 12.8750     1,344          8.5         12.70       538        12.70
 15.2500 - 15.3125        32          9.0         15.29         0         0.00

  Employee Stock Purchase Plan

     On March 31, 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the "Purchase Plan") allowing for an aggregate of 500,000 shares of the Company's common stock. Under the Purchase Plan, the Board may authorize participation by eligible employees, including officers, in periodic six month offerings following the commencement of the Purchase Plan. The price of the Company's common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Company's common stock at the commencement date of each offering period or the relevant purchase date. During fiscal years 1999, 1998 and 1997, 90,645, 88,664 and 39,529 shares of stock, respectively, were issued pursuant to this plan.

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

     Future minimum lease payments at April 3, 1999 under all noncancelable operating facility and equipment leases for subsequent fiscal years are as follows:

2000.......................................................  $ 4,457
2001.......................................................    3,846
2002.......................................................    3,559
2003.......................................................    3,226
2004.......................................................    1,944
Thereafter.................................................    3,420
                                                             -------
                                                             $20,452
                                                             =======

     Rent expense totaled $5,422, $4,575 and $4,237, for fiscal years 1999, 1998 and 1997, respectively.

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  Litigation

     During September and October 1998, the Company and certain directors and officers were served with two purported stockholder class-action lawsuits alleging violations of provisions of the Securities and Exchange Act of 1934 and rules promulgated thereunder in connection with certain statements made during the period from May 21, 1998 through June 9, 1998. Subsequently, these two actions were consolidated into a single case, In re: MTI Technology Corp. Securities Litigation. The consolidated complaint, filed February 2, 1999 in the United States District Court for the Central District of California, alleges that the defendants were aware of certain adverse information which they failed to disclose.

     In May 1999, the Company agreed to settle with plaintiffs. A Stipulation of Settlement was signed providing for a total settlement amount of $900. The Company's unreimbursed portion of the aggregate settlement was $100. An order preliminarily approving the settlement was signed by the court on May 17, 1999.

     The Company is from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(9) BUSINESS SEGMENT AND INTERNATIONAL INFORMATION

     The Company is engaged in the design, manufacture, sale and service of high-performance storage systems, software and related products. The Company's reportable business segments are based on geographic areas. The Company's operations are structured to achieve consolidated objectives. As a result, significant interdependence and overlap exists among the Company's geographic areas. Accordingly, revenue, operating income and identifiable assets shown for each geographic area may not be indicative of the amount which would have been reported if the geographic areas were independent of one another.

     Revenue and transfers between geographic areas are generally priced to recover cost plus an appropriate mark-up for profit. Operating income is revenue less cost of revenues and direct operating expenses.

     A summary of the Company's operations by geographic area is presented below:

                                                       1999        1998        1997
                                                     --------    --------    --------
Revenue:
  United States....................................  $145,185    $157,215    $124,704
  Europe...........................................    66,960      54,356      41,503
  Transfers between areas..........................   (10,496)    (11,560)    (12,480)
                                                     --------    --------    --------
Total revenue......................................  $201,649    $200,011    $153,727
                                                     ========    ========    ========
Operating income:
  United States....................................  $    136    $  9,066    $   (188)
  Europe...........................................     7,738       8,413       5,073
                                                     --------    --------    --------
Total operating income.............................  $  7,874    $ 17,479    $  4,885
                                                     ========    ========    ========
Identifiable assets:
  United States....................................  $ 75,830    $ 72,069    $ 59,037
  Europe...........................................    37,948      33,022      24,555
                                                     --------    --------    --------
Total assets.......................................  $113,778    $105,091    $ 83,592
                                                     ========    ========    ========

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The Company's revenues by product type are summarized below:

                                                       1999        1998        1997
                                                     --------    --------    --------
Server.............................................  $ 90,992    $100,147    $ 91,153
Tape...............................................    52,550      50,783      23,260
Software...........................................    13,914      12,777       5,946
Service............................................    44,193      36,304      33,368
                                                     --------    --------    --------
                                                     $201,649    $200,011    $153,727
                                                     ========    ========    ========

     No single customer accounted for more than 10% of revenue in fiscal years 1999, 1998 and 1997.

(10) SALE OF PATENTS

     Effective February 9, 1996, the Company entered into an agreement with EMC Corporation ("EMC"), whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company received for these rights includes $30,000 to be received in six equal annual installments of $5,000 each, the first four of which were received in February 1996, January 1997, January 1998 and January 1999. The remaining payments are to be received in each of the subsequent two years beginning January 2000. The Company will also receive royalty payments in the aggregate of up to a maximum of $30,000 over the term of the agreement. As part of the maximum $30,000 of royalties, minimum royalties of $10,000 will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. The first three annual installments were received in March 1997, March 1998 and March 1999. Also, as part of the maximum $30,000 of royalties, $10,000 of royalties will be received in five equal annual installments beginning March 2000 as a result of the announced computer and technology pact between EMC and IBM in March 1999. Included in net product revenue and other income for fiscal years 1999, 1998 and 1997 are $4,000, $2,000 and $2,000, and $5,000, $5,000 and $5,000, respectively, related to this agreement. Included in deferred income at April 3, 1999 and April 4, 1998, is $3,750 related to this agreement. In addition, the Company also received an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market, and sell the technology protected under the aforementioned patents. Pursuant to the terms and conditions of the agreement, this license will terminate in the event of a change in control of the Company involving certain acquirers. As part of the agreement, the Company and EMC granted to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the agreement for a period of five years.

(11) RELATED PARTY TRANSACTIONS

     Effective April 7, 1996, the Company entered into an agreement with NFT Ventures, Inc. ("NFT"), an entity affiliated with the Company's majority stockholder and Chairman of the Board, whereby NFT agreed to provide the Company with up to $2,400 of non-refundable research and development funding based on actual research and development expenses incurred in connection with new and enhanced Backup-UNET software products, the RLM Software Products Group and the Open Media Products Group. The Company received $1,628 under this agreement in fiscal year 1997 and no additional funding will be received. The consideration NFT received for the funding commitment included: (a) an irrevocable, worldwide, nonexclusive license to develop, market and sell certain defined new or substantially enhanced software products developed by the Company; (b) the right to royalty payments based on the revenue recognized by the Company from sale of the defined software products that are sold within four years of the effective date of the agreement; and (c) a warrant to purchase up to 750,000 shares of the Company's common stock with an exercise price of $2.25 per

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

share. Based on the total of $1,628 of NRE funding received, a warrant to purchase up to 508,824 shares of the Company's common stock was issued. On October 21, 1997, the warrant to purchase 508,824 shares of the Company's common stock was exercised in full.

(12) EMPLOYEE BENEFITS

     The Company maintains an employee savings plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Company's contributions to the plan are determined at the discretion of the Board of Directors. During fiscal year 1999 and 1998, the Company contributed $243 and $393, respectively. During fiscal year 1997, the Company made no contributions to the plan.

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for continuing operations for fiscal years 1999 and 1998 are as follows:

                                                                                       NET
                                                                                      INCOME
                                                                           NET      PER SHARE,
                                       TOTAL REVENUES    GROSS PROFIT    INCOME      DILUTED
                                       --------------    ------------    -------    ----------
1999:
  Fourth quarter.....................     $ 56,600         $18,785       $ 3,713      $0.13
  Third quarter......................       47,659          15,794         1,474       0.05
  Second quarter.....................       47,974          14,490           828       0.03
  First quarter......................       49,416          17,896         4,077       0.14
                                          --------         -------       -------
Total................................     $201,649         $66,965       $10,092
                                          ========         =======       =======
1998:
  Fourth quarter.....................     $ 55,451         $19,880       $ 5,754      $0.19
  Third quarter......................       53,989          18,614         5,079       0.17
  Second quarter.....................       46,796          16,637         4,089       0.14
  First quarter......................       43,775          15,878         3,094       0.11
                                          --------         -------       -------
Total................................     $200,011         $71,009       $18,016
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

     In the fourth quarter of fiscal year 1999, the Company recognized $2,000 from royalty revenue resulting from the sale of patents to EMC (see note 10). Based on the agreement, the Company will receive $10,000 of royalties in five equal annual installments beginning March 2000. The Company will recognize $2,000 of royalty revenue in the fourth quarter for fiscal years 2000, 2001, 2002 and 2003.

     The Company has operated historically without a significant backlog of orders and, as a result, net product revenue in any quarter is dependent on orders booked and products shipped during that quarter. A significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

                                                                     SCHEDULE II

                           MTI TECHNOLOGY CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
   FOR THE FISCAL YEARS ENDED APRIL 3, 1999, APRIL 4, 1998 AND APRIL 5, 1997
                                 (IN THOUSANDS)

                                                                 CHARGED TO                   BALANCE
                                                   BALANCE AT     REVENUE,                      AT
                                                   BEGINNING      COSTS AND                   END OF
                   DESCRIPTION                     OF PERIOD     EXPENSES(1)    DEDUCTIONS    PERIOD
                   -----------                     ----------    -----------    ----------    -------
Year ended April 3, 1999
  Allowance for doubtful accounts and sales
     returns.....................................    $5,686       $ (2,002)(3)   $  (434)     $3,250
                                                     ======       ========       =======      ======
  Allowance for inventory obsolescence...........    $3,037       $  2,239       $(2,027)     $3,249
                                                     ======       ========       =======      ======
Year ended April 4, 1998
  Allowance for doubtful accounts and sales
     returns.....................................    $9,283       $ (2,490)(2)   $(1,107)     $5,686
                                                     ======       ========       =======      ======
  Allowance for inventory obsolescence...........    $3,495       $  1,968       $(2,426)     $3,037
                                                     ======       ========       =======      ======
Year ended April 5, 1997
  Allowance for doubtful accounts and sales
     returns.....................................    $5,437       $  4,165       $  (319)     $9,283
                                                     ======       ========       =======      ======
  Allowance for inventory obsolescence...........    $3,944       $  3,238       $(3,687)     $3,495
                                                     ======       ========       =======      ======

---------------
(1) The allowance for sales returns is recorded as a charge to revenue, the allowance for doubtful accounts is charged to selling, general and administrative expenses, and the allowance for inventory obsolescence is charged to product cost of revenue.

(2) Includes amounts related to the recognition of receivables whose related revenue was not recognized until fiscal year 1998.

(3) Includes amounts related to the recognition of receivables whose related revenue was not recognized until fiscal year 1999.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION                           PAGE
-------                           -----------                           ----
  21.1    Subsidiaries of the Company.................................   45
  23.1    Consent of KPMG LLP.........................................   46
  27      Financial Data Schedule.....................................   47