Form 10-K/A
period 1999-04-03
MTI TECHNOLOGY CORP
filed 1999-08-02
CIK 901696

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended April 3, 1999

                                       OR

[ ]  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the Transition period from _________ to _________.


                         Commission file number 0-23418


                           MTI TECHNOLOGY CORPORATION
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


                            4905 East La Palma Avenue
                            Anaheim, California 92807
--------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)


       Registrant's telephone number, including area code: (714) 970-0300

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
--------------------------------------------------------------------------------
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was $227,617,758 on July 23, 1999, based on the closing sale price of such stock on The Nasdaq National Market. The number of shares outstanding of Registrant's Common Stock, $0.001 par value, was 29,079,007 on July 23, 1999.

                                     PART II

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

        Information with respect to the Company's executive officers is set forth in Part I, above, under the caption "Executive Officers of the Registrant."

                                    DIRECTORS

NAME                           AGE          POSITION(S)
----                           ---          -----------
*Raymond J. Noorda              75          Chairman of the Board of Directors
*Val Kreidel                    44          Director, Nominee
 Earl Pearlman                  55          President and Chief Executive Officer, Director, Nominee
*John Repp                      60          Director
*Al Melrose                     73          Director

-------------------
* Member of Audit Committee and Compensation Committee.

        MTI's Bylaws provide for the Board of Directors to be divided into three classes, with each class to be as nearly equal in number of directors as possible. At each annual meeting of stockholders, the successors to the class of directors whose term expires at that time are elected to hold office for a term of three years until their respective successors are elected and qualified, so that the term of one class of directors expires at each such annual meeting. The terms of office expire as follows: Mr. Noorda, 2001; Mr. Repp, 2000; Mr. Melrose, 2000; Ms. Kreidel, 1999; and Mr. Pearlman, 1999.

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

        John Repp has been a Director of the Company since January 1998. Mr. Repp has been a consultant to several high technology firms beginning in 1995. Prior to this time, Mr. Repp was the Vice President of Sales for Seagate Technology from 1989 until 1995. Prior to joining Seagate, Mr. Repp spent 22 years with Control Data Corporation in various positions in sales and operations.

        Al Melrose has been a director of the Company since April 1999. Mr. Melrose has been a marketing and investor relations consultant to numerous companies since 1994. Prior to this, he worked in the investor relations and marketing for various companies for approximately 30 years.

DIRECTORS' FEES

        Each non-employee director received meeting fees of $2,500 per Board meeting attended during the fiscal year ended April 3, 1999, and was reimbursed for expenses incurred in attending Board meetings. The Company's employee directors did not receive cash compensation for serving on the Board of Directors for the fiscal year ended April 3, 1999, but they were reimbursed for expenses incurred in attending Board meetings. Since February 1999, the Company has included each non-employee director with the named executives of the Company in the Company's executive medical plan. During fiscal 1999, the Company paid $0, $0 and $1,504 for medical expenses not otherwise covered by insurance for Mr. Noorda, Ms. Kreidel and Mr. Repp, respectively.

        Each non-employee director of the Company is granted a nonqualified option to purchase 10,000 shares of Common Stock under the Directors' Non-Qualified Stock Option Plan (the "Directors' Plan") upon election or appointment to the Board of Directors. In addition, the Directors' Plan provides that each non-employee director who is a director immediately prior to an annual meeting of the Company's stockholders and who continues to be a director after such meeting (i.e., Mr. Noorda, Mr. Repp, Mr. Melrose and Ms. Kreidel in the event he or she is re-elected) will be granted an option to purchase 2,500 shares of Common Stock, provided that such director has served as such for at least one year. Mr. Noorda and Ms. Kreidel each received options to purchase 2,500 shares of Common Stock with an exercise price of $4.3125 per share following the Company's 1998 Annual Meeting. Each option granted upon the Directors' Plan has an exercise price equal to the fair market value of the Common Stock on the date of grant and vests monthly over a 12-month period. In addition, on February 4, 1999 the Company granted an option to purchase 50,000 shares of Common Stock with an exercise price of $5.6875 per share, which options vest on February 4, 2000, to each of Mr. Noorda and Ms. Kreidel.

COMMITTEES OF THE BOARD

        The Company currently has two committees, the Audit Committee and the Compensation Committee. The Audit Committee, currently consisting of Mr. Noorda, Mr. Melrose, Ms. Kreidel and Mr. Repp, recommends the appointment of the independent public accountants of the Company, reviews and approves the scope of the annual audit and reviews the results thereof with the Company's independent accountants. The Audit Committee also assists the Board in fulfilling its fiduciary responsibilities relating to accounting and reporting policies, practices and procedures, and reviews the continuing effectiveness of the Company's business ethics and conflicts of interest policies. The Company does not have an executive committee.

        The Compensation Committee, currently consisting of Mr. Noorda, Mr. Melrose, Ms. Kreidel and Mr. Repp, recommends to the Board of Directors the salaries, bonuses and stock awards received by the officers of the Company. The Compensation Committee is also responsible for administering the Company's Stock Incentive Plan. The Compensation Committee determines the recipients of awards, sets the exercise price of shares granted, and determines the terms, provisions and conditions of all rights granted.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During fiscal year 1999, the Compensation Committee consisted of Mr. Noorda, Ms. Kreidel, Mr. Repp and Mr. Proctor (who resigned prior to the end of the 1999 fiscal year). None of these persons is or has been an officer or employee of the Company or any of its subsidiaries. In addition, there are no Compensation Committee interlocks between MTI and other entities involving MTI executive officers and Board members who serve as executive officers of such entities.

ATTENDANCE AT BOARD AND COMMITTEE MEETINGS

        During the fiscal year ended April 3, 1999, the Board of Directors met four times. In addition, the Audit Committee and Compensation Committee met one and four times, respectively. No director attended fewer than 75% of the aggregate number of meetings held by the Board of Directors and all committees of the Board on which such director served.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that the Company's executive officers and directors file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the Securities and Exchange Commission ("SEC"). Executive officers and directors are also required by the

SEC rules to furnish the Company with copies of all Section 16(a) reports they file. As part of a Section 16 compliance program established by the Company for its executive officers and directors, the Company undertakes to file these reports on behalf of such individuals. Based solely on its review of the Forms 3, 4 and 5 filed on behalf of its executive officers and directors, as well as written representations from certain individuals that no Forms 5 are required by such individuals, the Company believes that, during the fiscal year ended April 3, 1999, all Section 16(a) filing requirements applicable to its executive officers and directors were complied with pursuant to the SEC rules, except that one of Earl Pearlman's filings on Form 4 was filed 5 days late, the Company has no record of a Form 4 filing for a option to purchase 125,000 shares of Common Stock with an exercise price of $8.31 per share granted to David Proctor (a former director of the Company) in August 1998 and the February 1999 Form 4 filings for Ray Noorda, Val Kreidel and John Repp were filed one day late.

ITEM 11. EXECUTIVE COMPENSATION:

SUMMARY OF EXECUTIVE COMPENSATION

        The following table sets forth for each of the Company's last three completed fiscal years the compensation of Earl M. Pearlman, the Company's President and Chief Executive Officer, and the four most highly compensated executive officers other than Mr. Pearlman whose total annual salary and bonus for the last fiscal year exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                   Long Term
                                                                                                  Compensation
                                                                                                     Awards
                                                                                                  ------------
                                                               Annual Compensation                 Number of
                                                     -----------------------------------------     Securities
                                                                               Other Annual        Underlying         All Other
Name and Principal Position                Year      Salary($)    Bonus($)  Compensation($)(1)     Options(#)      Compensation($)
---------------------------                ----      ---------    --------  ------------------    ------------     ---------------
Earl M. Pearlman                           1999       285,577        0              *                 75,000                 0
    President and Chief Executive          1998       260,577     202,070           *                285,000                 0
    Officer                                1997       213,846        0              *                250,000                 0

Dale R. Boyd                               1999       218,846        0              *                 90,000               936
    Senior Vice President, Finance         1998       189,750      91,522           *                      0             2,864
    and Administration, Chief              1997       175,048      11,250           *                120,000             1,300
    Financial Officer and Secretary

Thomas P. Raimondi, Jr.                    1999       243,978        0              *                125,000               853
    Chief Operating Officer                1998       207,343      90,522           *                      0             3,020
                                           1997       200,000      10,000           *                100,000             1,875

Gary M. Scott                              1999       261,990        0              *                 50,000             1,443
    Senior Vice President, European        1998       254,609     103,022           *                 80,000             2,584
    Operations                             1997       210,098        0            24,650                   0             1,130

Chuck Sitzman (3)                          1999       210,000        0              *                 40,000             5,907
    Senior Vice President,                 1998        89,423      88,000           *                 50,000            21,085
    Customer Service

------------------------
 * Amount does not exceed the lesser of $50,000 or ten percent of the total annual salary and bonus reported for the individual.

(1) 1997 amount for Mr. Scott includes $6,898 for tax services, and $17,752 for an automobile allowance.

(2) Amounts represent the dollar value of insurance premiums paid by the Company during the fiscal year with respect to term life insurance for the benefit of the Named Executive Officer, with the exception of the 1998 amount for Mr. Sitzman, which also includes $20,215 for reimbursement of relocation expenses.

(3) Mr. Sitzman joined the Company on August 18, 1997.

SUMMARY OF OPTION GRANTS

        The following table sets forth the individual grants of stock options made by the Company during the fiscal year ended April 3, 1999 to each of the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS                                         POTENTIAL REALIZABLE
---------------------------------------------------------------------------------------------------     VALUE AT ASSUMED
                                   NUMBER OF         % TOTAL                                            ANNUAL RATES OF
                                   SECURITIES        OPTIONS                                                  STOCK
                                   UNDERLYING       GRANTED TO                                         PRICE APPRECIATION
                                    OPTIONS         EMPLOYEES      EXERCISE                            FOR OPTION TERM (2)
                                    GRANTED         IN FISCAL       PRICE           EXPIRATION        ---------------------
            NAME                      (#)            YEAR (1)     ($/SH) (1)           DATE            5%($)       10%($)
            ----                    -------          --------     ----------           ----           --------    ---------
Earl M. Pearlman                     75,000             4%          $4.31            09/10/08          203,289      515,176

Dale R. Boyd                         90,000             4%          $8.31            07/08/08          470,347    1,191,958

Thomas P. Raimondi, Jr.             125,000             6%          $8.31            07/08/08          653,259    1,655,497

Gary Scott                           50,000             2%          $8.31            07/08/08          261,304      662,199

Chuck Sitzman                        40,000             2%          $8.31            07/08/08          209,043      529,759

-----------------------
(1) Based on an aggregate of 2,020,000 options granted to directors and employees of the Company in fiscal year 1999, including the Named Executive Officers.

(2) The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the option holder is possible unless the stock price increases over the option term.

    Mr. Pearlman's option grant to purchase 75,000 shares at $4.31, which expires September 10, 2008, vests 100% on September 10, 1999. Mr. Boyd's option grant to purchase 90,000 shares at $8.31, which expires July 8, 2008, vests 25% one year after the commencement date of the grant, and one-twelfth of the remaining unvested shares subject to the option grant vest each quarter thereafter. Mr. Raimondi's option grant to purchase 125,000 shares at $8.31, which expires July 8, 2008, vests 25% one year after the commencement date of the grant, and one-twelfth of the remaining unvested shares subject to the option grant shall vest each quarter thereafter. Mr. Scott's option grant to purchase 50,000 shares at $8.31, which expires July 8, 2008, vests 25% one year after the commencement date of the grant, and one-twelfth of the remaining unvested shares subject to the option grant vest each quarter thereafter. Mr. Sitzman's option grant to purchase 40,000 shares at $8.31, which expires July 8, 2008, vests 25% on year after the commencement date of the grant, and one-twelfth of the remaining unvested shares subject to the option grant shall vest each quarter thereafter. All such options have provisions accelerating the vesting in the event of a change in control.

SUMMARY OF OPTIONS EXERCISED

         The following table sets forth information concerning exercises of stock options during the year ended April 3, 1999 by each of the Named Executive Officers and the value of unexercised options at April 3, 1999.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                        NUMBER OF
                                                                        SECURITIES           VALUE OF
                                                                        UNDERLYING          UNEXERCISED
                                                                        UNEXERCISED        IN-THE-MONEY
                                                                        OPTIONS AT          OPTIONS AT
                                                                        FISCAL YEAR         FISCAL YEAR
                                      SHARES                              END (#)             END ($)
                                   ACQUIRED ON        VALUE           ---------------     -----------------
                                     EXERCISE        REALIZED          EXERCISABLE/         EXERCISABLE/
      NAME                             (#)            ($)(1)           UNEXERCISABLE      UNEXERCISABLE (2)
      ----                         -----------      ----------        ---------------     -----------------
Earl M. Pearlman                     140,000        $1,537,884        294,168/217,500      483,442/84,375
Dale R. Boyd                           2,000        $   16,625        97,750/156,250       271,516/170,484
Thomas P. Raimondi, Jr.               23,000        $  153,200        222,100/193,750      790,869/231,641
Gary Scott                                 0        $       -         313,750/131,250      1,046,328/115,234
Chuck Sitzman                              0        $       -         18,750/71,250        16,453/27,422

-----------------------

(1) Value realized is based on estimated fair market value of Common Stock on the date of exercise minus the exercise price.

(2) Value is based on estimated fair market value of Common Stock as of April 3, 1999 ($5.44) minus the exercise price.

SEVERANCE AGREEMENTS

         The Board of Directors has entered into Severance Agreements with the following executive officers: Earl Pearlman, Dale Boyd, Thomas Raimondi, Gary Scott, Chuck Sitzman and Venki Venkataraman. These agreements have two year terms and are automatically renewable for successive one year terms thereafter. Pursuant to the terms, if the executive's employment with the Company is terminated within twelve months of a change in control of the Company (as defined in the agreement), he will receive benefits at the level determined by the reason for such termination. If the termination is for cause (as defined in the agreement), by reason of the executive's disability or death, or by the employee for other than "good reason" (as defined in the agreement), the Company will pay the employee all accrued, unpaid compensation, and, except where terminated by the Company for cause, a pro rata portion of the annual bonus under the bonus plan. If the executive is terminated for any other reason by the Company or the executive terminates his employment with good reason, the Company will pay to the executive (i) all accrued, unpaid compensation, (ii) a pro rata portion of the annual bonus under the bonus plan and (iii) an amount equal to one year of annual base salary and annual bonus under the bonus plan, and, for a period of twelve months following termination, will provide the executive and his dependents medical insurance benefits.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         During the fiscal year ended April 3, 1999, the Compensation Committee, consisting of Mr. Noorda, Ms. Kreidel, Mr. Repp and Mr. Proctor (who resigned prior to the end of the 1999 fiscal year), was responsible for establishing and administering the policies that govern the compensation of executive officers, including the Named Executive Officers. The Compensation Committee has furnished the following report on executive compensation:

COMPENSATION COMMITTEE REPORT

         The Compensation Committee ("Committee") of the Board of Directors is composed of independent outside directors. The Committee reviews and administers the Company's various incentive plans, including the cash compensation levels of members of management, the Company's bonus plan and the Company's stock incentive plans.

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

         Base Salary. For the fiscal year 1999, the Committee reviewed the recommendations of the Chief Executive Officer as to proposed base salaries for all executives other than the Chief Executive Officer. Increases in base salaries generally reflect increased responsibilities over the prior fiscal year or strong individual performance in the prior fiscal year.

         The Committee performed an annual review of the base salary of each of the executive officers with reference to the executive's performance, level of responsibility and experience to determine whether the current base salary is appropriate and competitive. The Committee evaluated the reasonableness of the base salary based upon the median salary range paid to executive officers with comparable duties at companies of similar size in the same geographic area in the computer technology industry. No specific quantitative weight was given to any particular performance measurement.

         Cash Bonuses. The Company's Board of Directors approved and implemented a senior management bonus plan ("Bonus Plan") for fiscal 1999. The purpose of this Bonus Plan was to provide an incentive to certain designated senior managers to maximize stockholder value by maximizing operational performance of the Company. Bonus Plan participants included all executive officers of the Company and certain other key senior managers.

         Pursuant to the terms of the Bonus Plan, the criterion for earning a bonus was based solely on the Company's reported net income for fiscal 1999 ("Actual Net Income") being equal to or greater than the consolidated net income as set forth in the Company's fiscal 1999 annual operating plan as approved by the Company's Board of Directors ("AOP Net Income").

         Bonus Plan participants were divided into two groups: senior managers who reported directly to the President and Chief Executive Officer ("Direct Reporting Senior Managers") and those who reported to a position other than the President and Chief Executive Officer ("Secondary Senior Managers").

         The Bonus Plan provided for two levels of bonus award categories: a base bonus award ("Base Bonus") and an over-achievement bonus award ("Over-Achievement Bonus"). Base Bonuses were earned if the Company's Actual Net Income, inclusive of all calculated Base Bonus amounts, was equal to the AOP Net Income. The Base Bonus for each Direct Reporting Senior Managers was 25% of his respective annual salary. The Base Bonus for each Secondary Senior Manager was 15% of his respective annual salary. In the event that Actual Net Income, inclusive of the accrued costs of all Base Bonuses, was in excess of the AOP Net Income, a bonus pool was created based on 15% of the first $1,500,000 of Actual Net Income that was in excess of the AOP Net Income and 20% of every dollar greater than $1,500,000. The bonus pool was divided between the two Bonus Plan participant groups based on each of the respective group's cumulative Base Bonuses as a percentage of the total Base Bonuses for both groups. Within each group, the bonus pool was divided equally among group members.

         Stock Option Awards. The Company has granted stock options under its various stock option plans generally at prices equal to the fair market value of the Company's Common Stock at the date of grant. Grants to executive officers are based on their responsibilities and relative positions in the Company and are considered an integral component of total compensation. The Committee believes the granting of options to be beneficial to stockholders, because it increases management's incentive to enhance stockholder value. Grants were proposed by the Chief Executive Officer and reviewed by the Committee based on the individual's overall performance. No specific quantitative weight was given to any particular performance measure. The Committee believes that stock option grants are necessary to retain and motivate key employees of the Company.

         Chief Executive Officer Compensation. The base salary of the Chief Executive Officer was recommended by the Committee and approved by the Board. The Committee reviewed the salaries of comparable executive officers at companies of similar size and in the same geographic area as the Company and in the computer industry. Mr. Pearlman participated in the same executive compensation plans as those described above for the other executive officers. As is true of the other executive officers, the Committee's policy is to have a large portion of the Chief Executive Officer's compensation based on the Company's financial performance. Mr. Pearlman received no cash bonus for fiscal 1999. Mr. Pearlman was awarded options to purchase 75,000 shares of the Company's Common Stock during fiscal 1999.

         Policy Regarding Deductibility of Compensation. Section 162(m) of the Internal Revenue Code ("Section 162(m)") provides that for federal income tax purposes, the otherwise allowable deduction for compensation paid or accrued to a covered employee of a publicly held corporation is limited to no more than $1 million per year. The Company is not presently affected by Section 162(m) because, for the fiscal year ended April 3, 1999, no executive officer's compensation exceeded $1 million, and the Company does not believe that the compensation of any executive officer will exceed $1 million for the 2000 fiscal year. Options granted under the Company's 1996 Stock Incentive Plan will be considered performance-based compensation. As performance-based compensation, compensation attributable to options granted under the Plan and awarded to covered employees will not be subject to the compensation deduction limitations of Section 162(m).


                                             COMPENSATION COMMITTEE


                                             Raymond J. Noorda
                                             Val Kreidel
                                             Al Melrose
                                             John Repp

                         COMPANY STOCK PRICE PERFORMANCE

         The following performance graph assumes an investment of $100 on April 7, 1994 (the date the Company became subject to Section 12 of the Exchange Act) and compares the change to April 3, 1999 in the market prices of the Common Stock with a broad market index (Nasdaq Stock Market - U.S.) and an industry index (Nasdaq Computer Manufacturer Index). The Company paid no dividends during the periods shown; the performance of the indexes is shown on a total return (dividend reinvestment) basis. The graph lines merely connect the prices on the dates indicated and do not reflect fluctuations between those dates.

            COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN AMONG MTI
             TECHNOLOGY CORPORATION, THE NASDAQ STOCK MARKET -- U.S.
                INDEX AND THE NASDAQ COMPUTER MANUFACTURER INDEX


                               [PERFORMANCE GRAPH]


                                         MTI                                 NASDAQ
           MEASUREMENT PERIOD         TECHNOLOGY       NASDAQ STOCK         COMPUTER
          (FISCAL YEAR COVERED)       CORPORATION      MARKET (U.S.)      MANUFACTURER
          ---------------------       -----------      -------------      ------------
               4/7/94                    100              100                 100
               Mar-95                     36              109                 116
               Mar-96                     21              149                 179
               Mar-97                     42              165                 196
               Mar-98                    192              251                 348
               Mar-99                     61              337                 688

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 9, 1999 by (i) each person known by the Company to own more than 5% of such shares, (ii) each of the Company's directors, (iii) the Company's Chief Executive Officer and each of its four most highly compensated executive officers who served as executive officers at April 3, 1999, and (iv) all directors and executive officers as a group. As of July 9, 1999, there were 28,930,660 issued and outstanding shares of Common Stock of the Company, not including treasury shares or shares issuable upon exercise of options or warrants. Ownership information has been supplied by the person concerned.

                            SECURITY OWNERSHIP TABLE

                                               SHARES BENEFICIALLY
                                                    OWNED (1)
                                       --------------------------------
      NAME                               NUMBER                 PERCENT
      ----                             ----------               -------
The Canopy Group, Inc.                 14,463,285                49.99%
   240 West Center Street
   Orem, Utah 84057

Raymond J. Noorda (2)                  14,483,077                50.03%
Val Kreidel (3)                            19,792                  *
Al Melrose (4)                              8,333                  *
John Repp (5)                              10,000                  *
Earl M. Pearlman (6)                      294,168                 1.01%
Dale R. Boyd (7)                          144,000                  *
Gary M. Scott (8)                         614,500                 2.10%
Chuck Sitzman (9)                          15,000                  *
Thomas P. Raimondi, Jr. (10)              288,350                  *
All directors and officers
    as a group (13 persons) (11)       16,072,278                53.08%

-------------------
 *   Less than 1%

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares.

(2) The address for Mr. Noorda is c/o MTI Technology Corporation, 4905 East La Palma Avenue, Anaheim, California 92807. Represents shares owned by The Canopy Group, Inc. ("Canopy"), and 19,792 shares issuable to Mr. Noorda upon exercise of options exercisable within 60 days of July 9, 1999. Mr. Noorda, Chairman of the Board of Directors of the Company, is Chairman of the Board of Canopy. Mr. Noorda disclaims beneficial ownership of all shares held by Canopy.

(3) Includes 19,792 shares issuable upon exercise of options exercisable within 60 days of July 9, 1999.

(4) Includes 8,333 shares issuable upon exercise of options exercisable within 60 days of July 9, 1999.

(5) Includes 10,000 shares issuable upon exercise of options exercisable within 60 days of July 9, 1999.

(6) Includes 294,168 shares issuable upon exercise of options exercisable within 60 days of July 9, 1999.

 (7) Includes 144,000 shares issuable upon exercise of options exercisable within 60 days of July 9, 1999.

 (8) Includes 362,500 shares issuable upon exercise of options exercisable within 60 days of July 9, 1999.

 (9) Includes 15,000 shares issuable upon exercise of options exercisable within 60 days of July 9, 1999.

(10) Includes 278,350 shares issuable upon exercise of options exercisable within 60 days of July 9, 1999.

(11) Includes shares held by entities affiliated with directors and executive officers of the Company as described above, including 1,349,310 shares issuable upon exercise of stock options and warrants exercisable within 60 days of July 9, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         On July 27, 1999, the Company entered into an agreement with Caldera Systems, Inc. ("Caldera"), a provider of LINUX-based operating systems for businesses, to purchase 5,333,333 shares of common stock of Caldera for a purchase price of $6,000,000. Upon completion of the transaction, the Company will own approximately 25% of the outstanding capital stock of Caldera. The Canopy Group, Inc., a major stockholder of the Company, currently owns all of the issued and outstanding shares of Caldera. Raymond J. Noorda, Chairman of the Board of Directors of the Company, is the Chairman of the Board of Directors of The Canopy Group, Inc. Consummation of this transaction remains subject to customary closing conditions, including satisfactory completion of the Company's due diligence review of Caldera. There can be no assurance that the proposed equity investment in Caldera will be consummated.

         John Repp, a director of the Company, provided sales and marketing consulting services to the Company during the fiscal year ended April 3, 1999. Mr. Repp was paid an aggregate of $36,800 for his services. Al Melrose, a director of the Company, provided investor relations consulting services to the Company during the fiscal year ended April 3, 1999. Mr. Melrose was paid an aggregate of $127,396 for his services.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following Consolidated Financial Statements of the Company are attached to the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1999.

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

   (3) Exhibits included herewith (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   3.1    Restated Certificate of Incorporation of the Company.(1)
   3.2    Restated By-laws of the Company.(6)
   4.1    Form of Registration Rights Agreement between the Company
          and certain Purchasers, and schedule of such Purchasers.(1)
   4.2    Registration Rights Agreement among the Company, Dialogic
          System Corporation and NFT Ventures, Inc., dated June 15,
          1992, as amended as of April 1, 1993 and as of February 11,
          1994.(1)
   4.3    Registration Rights Agreement between the Company and NFT
          Ventures, Inc., dated November 30, 1992.(1)
   4.4    [Intentionally omitted]
   4.5    [Intentionally omitted]
   4.6    Registration Rights Agreement between the Company and
          Dialogic Systems Corporation, dated November 30, 1992.(1)
   4.7    Specimen Stock Certificate.(1)
  10.1    [Intentionally omitted]
  10.2    Triple Net Lease between the Company and Catellus
          Development Corporation effective December 20, 1991.(1)
  10.3    Owner Participation Agreement between the Company, Catellus
          Development Corporation and Anaheim Redevelopment Agency,
          dated as of January 7, 1992, including exhibits.(1)
  10.4    [Intentionally omitted]
  10.5    [Intentionally omitted]
  10.6    [Intentionally omitted]
 *10.7    Form of Nonqualified Stock Option Agreement under the Stock
          Incentive Plan.(1)
 *10.8    Form of Indemnification Agreement.(1)
  10.9    [Intentionally omitted]
  10.10   [Intentionally omitted]
 *10.11   Micro Technology, Inc. Incentive Stock Option
          Plan -- 1985.(1)
 *10.12   1987 Incentive Stock Option and Nonqualified Stock Option
          Plan of the Company (the "1987 Stock Option Plan").(1)
 *10.13   Form of Incentive Common Stock Option Agreement under the
          1987 Stock Option Plan.(1)
 *10.14   Form of Nonqualified Common Stock Option Agreement under the
          1987 Stock Option Plan.(1)
 *10.15   Stock Incentive Plan of the Company.(1)
 *10.16   1988 Stock Option Plan, as amended August 12, 1991, of SF2
          Corporation.(1)
  10.17   Form of Consultant/Employee Confidentiality Agreement.(1)
  10.18   Lease between Oak Creek Delaware, Inc., and the Company,
          dated December 18, 1993.(1)
 *10.19   Form of Incentive Stock Option Agreement under the Stock
          Incentive Plan.(1)
 *10.20   MTI Technology Corporation 1994 Employee Stock Purchase
          Plan, as amended.(2)
 *10.21   MTI Technology Corporation Directors' Non-Qualified Stock
          Option Plan.(1)
  10.22   Asset Purchase Agreement, dated February 9, 1996, between
          EMC Corporation and Registrant, dated as of February 9,
          1996. (Confidential treatment granted pursuant to Rule
          24b-2)(3)
  10.23   [Intentionally omitted]
  10.24   1996 Stock Incentive Plan(4)
  10.25   Amendment No. 2 to Stock Purchase Agreement and Senior
          Promissory Notes dated as of October 3, 1996 between Earl M.
          Pearlman, William E. Decker, the William E. Decker Trust and
          Registrant.(4)
 *10.26   Employment Agreement dated August 1, 1997, between Chuck
          Sitzman and Registrant.(5)
  10.27   Loan and Security Agreement between Company and Silicon
          Valley Bank and General Electric Capital Corporation, as
          co-lenders, and Schedule thereto.(7)
 *10.28   Severance Agreement dated as of July 15, 1998, between Earl
          Pearlman and Registrant.
 *10.29   Severance Agreement dated as of July 15, 1998, between Dale
          Boyd and Registrant.
 *10.30   Severance Agreement dated as of July 15, 1998, between Tom
          Raimondi and Registrant.
 *10.31   Severance Agreement dated as of July 15, 1998, between Gary
          Scott and Registrant.
 *10.32   Severance Agreement dated as of July 15, 1998, between Chuck
          Sitzman and Registrant.
 *10.33   Severance Agreement dated as of July 15, 1998, between Venki
          Venkataraman and Registrant.
  21.1    Subsidiaries of the Company.(8)
  23.1    Consent of KPMG LLP.(8)
  24      Power of Attorney.(8)
  27      Financial Data Schedule.(8)

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

(4) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 6, 1995.

(5) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 4, 1997.

(6) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1998.

(7) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1998.

(8) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 3, 1999.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of July 1999.

                                     MTI TECHNOLOGY CORPORATION

                                     By: /s/ Earl M. Pearlman
                                         ---------------------------------------
                                         Earl M. Pearlman
                                         (President and Chief Executive Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


         SIGNATURE                                   TITLE                                  DATE
         ---------                                   -----                                  ----

/s/ Earl M. Pearlman                        President and Chief Executive               July 30, 1999
------------------------------------        Officer
   (Earl M. Pearlman)


/s/ Dale R. Boyd                            Vice President, Chief Financial             July 30, 1999
------------------------------------        Officer (Principal Financial and
   (Dale R. Boyd)                           Accounting Officer)


/s/ Stephanie M. Braun                      Corporate Controller, Chief                 July 30, 1999
------------------------------------        Accounting Officer
    (Stephanie M. Braun)


/s/ Raymond J. Noorda                       Chairman of the Board                       July 30, 1999
------------------------------------
   (Raymond J. Noorda)


/s/ Val Kreidel                             Director                                    July 30, 1999
------------------------------------
   (Val Kreidel)


/s/ Al Melrose                              Director                                    July 30, 1999
------------------------------------
   (Al Melrose)


/s/ John Repp                               Director                                    July 30, 1999
------------------------------------
   (John Repp)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   3.1    Restated Certificate of Incorporation of the Company.(1)
   3.2    Restated By-laws of the Company.(6)
   4.1    Form of Registration Rights Agreement between the Company
          and certain Purchasers, and schedule of such Purchasers.(1)
   4.2    Registration Rights Agreement among the Company, Dialogic
          System Corporation and NFT Ventures, Inc., dated June 15,
          1992, as amended as of April 1, 1993 and as of February 11,
          1994.(1)
   4.3    Registration Rights Agreement between the Company and NFT
          Ventures, Inc., dated November 30, 1992.(1)
   4.4    [Intentionally omitted]
   4.5    [Intentionally omitted]
   4.6    Registration Rights Agreement between the Company and
          Dialogic Systems Corporation, dated November 30, 1992.(1)
   4.7    Specimen Stock Certificate.(1)
  10.1    [Intentionally omitted]
  10.2    Triple Net Lease between the Company and Catellus
          Development Corporation effective December 20, 1991.(1)
  10.3    Owner Participation Agreement between the Company, Catellus
          Development Corporation and Anaheim Redevelopment Agency,
          dated as of January 7, 1992, including exhibits.(1)
  10.4    [Intentionally omitted]
  10.5    [Intentionally omitted]
  10.6    [Intentionally omitted]
 *10.7    Form of Nonqualified Stock Option Agreement under the Stock
          Incentive Plan.(1)
 *10.8    Form of Indemnification Agreement.(1)
  10.9    [Intentionally omitted]
  10.10   [Intentionally omitted]
 *10.11   Micro Technology, Inc. Incentive Stock Option
          Plan -- 1985.(1)
 *10.12   1987 Incentive Stock Option and Nonqualified Stock Option
          Plan of the Company (the "1987 Stock Option Plan").(1)
 *10.13   Form of Incentive Common Stock Option Agreement under the
          1987 Stock Option Plan.(1)
 *10.14   Form of Nonqualified Common Stock Option Agreement under the
          1987 Stock Option Plan.(1)
 *10.15   Stock Incentive Plan of the Company.(1)
 *10.16   1988 Stock Option Plan, as amended August 12, 1991, of SF2
          Corporation.(1)
  10.17   Form of Consultant/Employee Confidentiality Agreement.(1)
  10.18   Lease between Oak Creek Delaware, Inc., and the Company,
          dated December 18, 1993.(1)
 *10.19   Form of Incentive Stock Option Agreement under the Stock
          Incentive Plan.(1)
 *10.20   MTI Technology Corporation 1994 Employee Stock Purchase
          Plan, as amended.(2)
 *10.21   MTI Technology Corporation Directors' Non-Qualified Stock
          Option Plan.(1)
  10.22   Asset Purchase Agreement, dated February 9, 1996, between
          EMC Corporation and Registrant, dated as of February 9,
          1996. (Confidential treatment granted pursuant to Rule
          24b-2)(3)
  10.23   [Intentionally omitted]
  10.24   1996 Stock Incentive Plan(4)
  10.25   Amendment No. 2 to Stock Purchase Agreement and Senior
          Promissory Notes dated as of October 3, 1996 between Earl M.
          Pearlman, William E. Decker, the William E. Decker Trust and
          Registrant.(4)
 *10.26   Employment Agreement dated August 1, 1997, between Chuck
          Sitzman and Registrant.(5)
  10.27   Loan and Security Agreement between Company and Silicon
          Valley Bank and General Electric Capital Corporation, as
          co-lenders, and Schedule thereto.(7)
 *10.28   Severance Agreement dated as of July 15, 1998, between Earl
          Pearlman and Registrant.
 *10.29   Severance Agreement dated as of July 15, 1998, between Dale
          Boyd and Registrant.
 *10.30   Severance Agreement dated as of July 15, 1998, between Tom
          Raimondi and Registrant.
 *10.31   Severance Agreement dated as of July 15, 1998, between Gary
          Scott and Registrant.
 *10.32   Severance Agreement dated as of July 15, 1998, between Chuck
          Sitzman and Registrant.
 *10.33   Severance Agreement dated as of July 15, 1998, between Venki
          Venkataraman and Registrant.
  21.1    Subsidiaries of the Company.(8)
  23.1    Consent of KPMG LLP.(8)
  24      Power of Attorney.(8)
  27      Financial Data Schedule.(8)

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

(4) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 6, 1995.

(5) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 4, 1997.

(6) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1998.

(7) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1998.

(8) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 3, 1999.

 *  Management or compensatory plan or arrangement.