Form 10-Q
period 1999-07-03
MTI TECHNOLOGY CORP
filed 1999-08-17
CIK 901696

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 3, 1999

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

      The number of shares outstanding of the issuer's common stock, $.001 par value, as of August 10, 1999 was 30,006,407.

                           MTI TECHNOLOGY CORPORATION

                                      INDEX

                                                                              Page
                                                                              ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of July 3,
                   1999 and April 3, 1999                                       3

                  Condensed Consolidated Statements of Income for the
                   Three Months Ended July 3, 1999 and July 4, 1998             4

                  Condensed Consolidated Statements of Cash Flows for the
                   Three Months Ended July 3, 1999 and July 4, 1998             5

                  Notes to Condensed Consolidated Financial Statements          6

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         10

         Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                           14

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                            14

         Item 6.  Exhibits and Reports on Form 8-K                             14

                           MTI TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                JULY 3,      APRIL 3,
                                                                                 1999          1999
                                                                               ---------     ---------
        ASSETS

Current assets:
   Cash and cash equivalents                                                   $   6,046     $   7,213
   Accounts receivable, net                                                       57,804        53,005
   Inventories                                                                    23,046        16,987
   Deferred income tax benefit                                                     3,960         3,960
   Prepaid expenses and other receivables                                          7,703         7,312
                                                                               ---------     ---------
        Total current assets                                                      98,559        88,477

Property, plant and equipment, net                                                12,176        13,802
Goodwill, net                                                                     10,399        10,890
Other                                                                                684           609
                                                                               ---------     ---------
                                                                               $ 121,818     $ 113,778
                                                                               =========     =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                                       $   5,188     $   5,824
   Accounts payable                                                               22,188        18,632
   Accrued liabilities                                                            19,838        16,043
   Deferred income                                                                15,499        17,981
                                                                               ---------     ---------
        Total current liabilities                                                 62,713        58,480

Other                                                                              1,380         1,157
                                                                               ---------     ---------
        Total liabilities                                                         64,093        59,637

Stockholders' equity:
   Preferred stock, $.001 par value; authorized 5,000
     shares; issued and outstanding, none                                             --            --
   Common stock, $.001 par value; authorized 40,000 shares;
     issued (including treasury shares) and outstanding
     29,494 and 29,212 shares at July 3, 1999 and April 3,
     1999, respectively                                                               29            29
   Additional paid-in capital                                                     99,126        98,539
   Accumulated deficit                                                           (36,371)      (39,929)
   Less cost of treasury stock (575 shares at July 3, 1999
     and April 3, 1999)                                                           (2,108)       (2,108)
   Accumulated other comprehensive loss                                           (2,951)       (2,390)
                                                                               ---------     ---------
        Total stockholders' equity                                                57,725        54,141
                                                                               ---------     ---------
                                                                               $ 121,818     $ 113,778
                                                                               =========     =========


      See accompanying notes to condensed consolidated financial statements

                           MTI TECHNOLOGY CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                          ------------------
                                                          JULY 3,    JULY 4,
                                                           1999       1998
                                                          -------    -------
Net product revenue                                       $41,369    $39,222
Service revenue                                            11,871     10,194
                                                          -------    -------
        Total revenue                                      53,240     49,416
                                                          -------    -------

Product cost of revenue                                    26,630     25,130
Service cost of revenue                                     7,401      6,390
                                                          -------    -------
        Total cost of revenue                              34,031     31,520
                                                          -------    -------

        Gross profit                                       19,209     17,896
                                                          -------    -------

Operating expenses:
    Selling, general and administrative                    12,442     10,594
    Research and development                                3,516      3,457
                                                          -------    -------
        Total operating expenses                           15,958     14,051
                                                          -------    -------

        Operating income                                    3,251      3,845

Other income, net                                           1,036        959
                                                          -------    -------

Income before income taxes                                  4,287      4,804
Income tax expense                                            729        727
                                                          -------    -------
        Net income                                        $ 3,558    $ 4,077
                                                          =======    =======

Net income per share:
    Basic                                                 $  0.12    $  0.14
                                                          =======    =======
    Diluted                                               $  0.12    $  0.14
                                                          =======    =======

Weighted-average shares used in per share computation:
    Basic                                                  28,762     28,249
                                                          =======    =======
    Diluted                                                30,438     29,899
                                                          =======    =======


     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                 ---------------------
                                                                 JULY 3,      JULY 4,
                                                                  1999         1998
                                                                 --------     --------
Cash flows from operating activities:
    Net income                                                   $  3,558     $  4,077
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                              2,254        2,055
         Provision for sales returns and losses on accounts
           receivable, net                                            175          138
         Provision for inventory obsolescence                         856          540
         Loss on disposal of fixed assets                             194           22
         Deferred income                                           (2,259)      (1,937)
    Changes in assets and liabilities:
         Accounts receivable                                       (5,241)      (2,969)
         Inventories                                               (6,993)       1,542
         Prepaid expenses, other receivables and other assets        (323)         290
         Accounts payable                                           3,516       (2,354)
         Accrued and other liabilities                              3,594         (799)
                                                                 --------     --------
Net cash provided by (used in) operating activities                  (669)         605
                                                                 --------     --------
Cash flows from investing activities:
    Capital expenditures for property, plant
      and equipment, net                                             (503)      (3,231)
                                                                 --------     --------
Net cash used in investing activities                                (503)      (3,231)
                                                                 --------     --------
Cash flows from financing activities:
    Borrowings under notes payable                                 16,239       36,042
    Proceeds from issuance of common stock and
      exercise of options and warrants                                587          445
    Repayment of notes payable                                    (16,875)     (37,847)
                                                                 --------     --------
Net cash used in financing activities                                 (49)      (1,360)
                                                                 --------     --------
Effect of exchange rate changes on cash                                54           12
                                                                 --------     --------
Net decrease in cash and cash equivalents                          (1,167)      (3,974)

Cash and cash equivalents at beginning of period                    7,213        7,768
                                                                 --------     --------
Cash and cash equivalents at end of period                       $  6,046     $  3,794
                                                                 ========     ========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
          Interest                                               $     92     $    342
          Income taxes                                                 31           65


     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Overview

      The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1999. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of July 3, 1999, and the condensed consolidated results of operations and cash flows for the three month periods ended July 3, 1999 and July 4, 1998. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. References to amounts are in thousands, except per share data, unless otherwise specified.

2.    Inventory

      Inventories consist of the following:

                         JULY 3,    APRIL 3,
                          1999       1999
                         -------    -------
      Raw Materials      $10,013    $ 8,262
      Work in Process        580        367
      Finished Goods      12,453      8,358
                         -------    -------
                         $23,046    $16,987
                         =======    =======

3.    Line of Credit

      Effective July 22, 1999, the Company renewed its agreement with Silicon Valley Bank and General Electric Capital Corporation whereby under an asset secured domestic line of credit, the Company may borrow up to $30,000, limited by the value of pledged collateral. The agreement allows the Company to borrow at a rate equal to prime rate. The term of the agreement is for one year.

4.    Net Income per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                               THREE MONTHS ENDED
                                                               ------------------
                                                               JULY 3,    JULY 4,
                                                                1999       1998
                                                               -------    -------
      Numerator:
         Net income                                            $ 3,558    $ 4,077
                                                               =======    =======
      Denominator:
         Denominator for net income per share, basic -
          weighted-average shares outstanding                   28,762     28,249
         Effect of dilutive securities:
          Dilutive options outstanding                           1,676      1,650
                                                               -------    -------
         Denominator for net income per share, diluted -
          adjusted weighted-average shares                      30,438     29,899
                                                               =======    =======
      Net income per share, basic                              $  0.12    $  0.14
                                                               =======    =======
      Net income per share, diluted                            $  0.12    $  0.14
                                                               =======    =======

      Options to purchase 1,384 shares of common stock at prices in excess of $8.51 per share were outstanding at July 3, 1999, but were not included in the computation of diluted earnings per share for the three months ended July 3, 1999, because the options' exercise price was greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive.

      Options to purchase 39 shares of common stock at prices in excess of $13.28 per share were outstanding at July 4, 1998, but were not included in the computation of diluted earnings per share for the three months ended July 4, 1998 because the options' exercise price was greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive.

5.   Litigation

      During September and October 1998, the Company and certain directors and officers were served with two purported stockholder class-action lawsuits alleging violations of provisions of the Securities and Exchange Act of 1934 and rules promulgated thereunder in connection with certain statements made during the period from May 21, 1998 through June 9, 1998. Subsequently, these two actions were consolidated into a single case, In re: MTI Technology Corp. Securities Litigation. The consolidated complaint, filed February 2, 1999 in the United States District Court for the Central District of California, alleged that the defendants were aware of certain adverse information which they failed to disclose.

      In May 1999, the Company agreed to settle with plaintiffs. A Stipulation of Settlement was signed providing for a total settlement amount of $900. The Company's unreimbursed portion of the aggregate settlement was $100. An order, preliminarily approving the settlement was signed by the court on May 17, 1999.

6.    Business Segment Information

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

      A summary of the Company's operations by geographic area is presented below:

                                       THREE MONTHS ENDED
                                     -----------------------
                                      JULY 3,       JULY 4,
                                       1999          1998
                                     ---------     ---------
      Revenue:
          United States              $  40,274     $  37,832
          Europe                        16,253        15,443
          Transfers between areas       (3,287)       (3,859)
                                     ---------     ---------
      Total revenue                  $  53,240     $  49,416
                                     =========     =========
      Operating income:
          United States              $   1,707     $   1,124
          Europe                         1,544         2,721
                                     ---------     ---------
      Total operating income         $   3,251     $   3,845
                                     =========     =========

                                       THREE MONTHS ENDED
                                     -----------------------
                                      JULY 3,       APRIL 3,
                                       1999          1999
                                     ---------     ---------
      Identifiable assets:
          United States              $  83,139     $  75,830
          Europe                        38,679        37,948
                                     ---------     ---------
      Total assets                   $ 121,818     $ 113,778
                                     =========     =========

      The Company's revenues by product type are summarized below:


                                       THREE MONTHS ENDED
                                     -----------------------
                                      JULY 3,       JULY 4,
                                       1999          1998
                                     ---------     ---------
      Server                         $  27,172     $  25,007
      Tape                              11,219        11,603
      Software                           2,978         2,612
      Service                           11,871        10,194
                                     ---------     ---------
                                     $  53,240     $  49,416
                                     =========     =========

7.    Comprehensive Income

      The Company has adopted Statement of Financial Accounting Standards No. ("Statement") 130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and displaying comprehensive income and its components. The adoption of Statement 130 required additional disclosure but did not have a material effect on the Company's financial position or results of operations.

      The components of comprehensive income are as follows:

                                                       THREE MONTHS ENDED
                                                       -------------------
                                                       JULY 3,     JULY 4,
                                                        1999        1998
                                                       -------     -------
      Net income                                       $ 3,558     $ 4,077
      Foreign currency translation adjustment             (561)        (54)
                                                       -------     -------
      Total comprehensive income                       $ 2,997     $ 4,023
                                                       =======     =======

7.   New Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement is effective for both interim and annual periods beginning after June 15, 2000. The Company does not expect the adoption of Statement 133 to have a material impact on the Company's consolidated financial statements.

8.    Subsequent Event

      In August 1999, the Company purchased 5,333 shares of Caldera Systems Inc. ("Caldera") for $6,000, representing approximately 25% of the outstanding capital stock of Caldera upon completion of the purchase. The investment will be accounted for under the equity method.

      The Canopy Group, Inc., a major stockholder of the Company, owned all of the issued and outstanding shares of Caldera prior to this transaction. Raymond J. Noorda, Chairman of the Board of Directors of the Company, is the Chairman of the Board of Directors of The Canopy Group, Inc.

      The Company has also entered into a distribution and license agreement with Caldera that allows the Company to market and distribute the full range of Caldera's products and services.

PART 1 - ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

Certain statements set forth below are not historical or based on historical facts and constitute "forward-looking statements" involving known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements, expressed or implied, by such forward-looking statements, including statements about the Company's dependence on new products, management of growth, competition, international sales, dependence on suppliers, year 2000 compliance and quarterly fluctuations. Given these uncertainties, investors in the Company's common stock are cautioned not to place undue reliance on such forward-looking statements. Additional information on potential factors that could affect the Company's financial results are included in the Company's Annual Report on Form 10-K for the year ended April 3, 1999.

Overview

MTI Technology Corporation is an international provider of high-performance data storage solutions for the Open Systems market. MTI designs, manufactures, sells and services a fully integrated hierarchy of data storage solutions including fault tolerant RAID disk arrays, solid state disk systems, tape libraries and storage management software. In addition, the Company provides a full line of customer services and support offerings. The Company's integrated solutions are compatible with most Open System computing platforms, including those of Sun Microsystems, Hewlett Packard ("HP"), Silicon Graphics, IBM and Digital Equipment ("DEC"), and Linux-based computing systems. The Company's cross-platform capability allows its customers to implement a standardized storage and data management solution across heterogeneous (multi-vendor) computing environments, thus simplifying the management of their on and off-line data. The typical MTI customer operates a data center, where rapid, uninterrupted access to on-line information is critical to the customer's business operations. Historically, this information was centrally managed and maintained. Today many of these customers are in the process of migrating to a distributed client/server computing environment with its application software spread over multiple, cross-platform systems. MTI provides data storage and management solutions that help customers shift from proprietary, single source computing solutions to distributed multi-vendor client/server-based computing.

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

                                                    FOR THE
                                               THREE MONTHS ENDED
                                               ------------------
                                               JULY 3,    JULY 4,
                                                1999       1998
                                               ------     ------
      Net product revenue                        77.7%      79.4%
      Service revenue                            22.3       20.6
                                               ------     ------
           Total revenue                        100.0      100.0

      Product gross profit                       35.6       35.9
      Service gross profit                       37.7       37.3
                                               ------     ------
           Gross profit                          36.1       36.2

      Selling, general and administrative        23.3       21.4
      Research and development                    6.6        7.0
                                               ------     ------
           Operating income                       6.2        7.8

      Other income, net                           1.9        1.9
      Income tax expense                          1.4        1.4
                                               ------     ------
           Net income                             6.7%       8.3%
                                               ======     ======

Net Product Revenue: Net product revenue for the first quarter of fiscal 2000 increased $2.1 million, or 5.5% from the same quarter of the prior year. This increase was primarily due to increased revenue from server products resulting from an increase in fibre channel product revenue offset by a reduction in SCSI product revenue.

Service Revenue: Service revenue for the first quarter of fiscal 2000 increased $1.7 million, or 16.5% over the same quarter of the prior year. This increase was primarily due to increased revenue from maintenance contracts.

Product Gross Profit: Product gross profit was $14.7 million for the first quarter of fiscal 2000, an increase of $0.6 million, or 4.6% over the same quarter of the preceding year, and the gross profit percentage of net product sales was 35.6% for the first quarter of fiscal 2000 as compared to 35.9% for the same period of the prior year.

Service Gross Profit: Service gross profit was $4.5 million for the first quarter of fiscal 2000, an increase of $0.7 million, or 17.5% over the same period of the previous year. The gross profit percentage of service revenue increased to 37.7% in the first quarter of fiscal 2000 as compared to 37.3% in the same quarter of the preceding year.

Selling, General and Administrative: Selling, general and administrative expenses for the first quarter of fiscal 2000 increased $1.8 million, or 17.4% from the same quarter of the preceding year. This increase was primarily due to increased marketing efforts of $0.4 million, foreign exchange losses of $0.4 million, increased compensation-related sales costs resulting from increased staff of $0.5 million and increases in other expenses of $0.5 million. The Company expects to continue increasing its direct sales force and anticipates that selling, general and administrative costs will increase in absolute dollars and as a percentage of total revenue until the additional sales staff are at full productivity levels.

Research and Development: Research and development expenses for the first quarter of fiscal 2000 were $3.5 million, essentially unchanged from the same quarter of the preceding year.

Other Income, Net: Other income, net, for the first quarter of fiscal 2000 increased $0.1 million, or 8.0% over the same period of the prior year. Other income, net was 1.9% of total revenue for the first quarter of both fiscal 2000 and fiscal 1999.

Income Tax Expense: Income tax expense for the first quarter of fiscal 2000 was 17.0% of income before income taxes as compared with 15.1% for the same period last year. The effective tax rate is less than statutory rates due to the percentage of pre-tax profit from foreign subsidiaries and the utilization of net operating losses.

Liquidity and Capital Resources

Cash and cash equivalents were $6.0 million at July 3, 1999, a decrease of $1.2 million as compared to April 3, 1999, the prior fiscal year end. Net operating activities used cash of $0.7 million for the first three months of fiscal 2000, primarily due to increased accounts receivable of $5.2 million as a result of increased days sales outstanding and to increased gross inventories of $7.0 million. The inventory increase resulted primarily from increased trade inventories caused by a shift in the mix of products sold as compared to the mix of inventory purchased. These uses of cash were partially offset by net income adjusted for non-cash items of $4.8 million and a combined increase in accounts payable and accrued and other liabilities of $7.1 million.

At July 3, 1999, the Company's days sales outstanding were 99 days, as compared to 96 days at April 3, 1999. The Company's average days sales outstanding is impacted by the high percentage of sales occurring within the last month of each quarter and the large percentage of international sales, which historically have slower payment patterns. The increase is primarily due to a higher percentage of sales occurring within the last month of the first quarter of fiscal year 2000 than the percentage of sales occurring within the last month of the fourth quarter of fiscal year 1999.

Effective July 22, 1999, the Company renewed its agreement with Silicon Valley Bank and General Electric Capital Corporation. The Company may borrow up to $30.0 million under an asset secured domestic line of credit, limited by the value of pledged collateral. The agreement allows the Company to borrow at a rate equal to prime rate. Borrowings under the line of credit are subject to certain financial and operating covenants, including various financial covenants requiring the Company to maintain a minimum current ratio, debt-net worth ratio, tangible net worth and level of profitability. The agreement restricts the Company from paying any dividends. The term of the agreement is for one year. Borrowings outstanding under this agreement at August 10, 1999 were $6.9 million.

Effective February 9, 1996, the Company entered into an agreement with EMC, whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company will receive for these rights includes $30.0 million to be received in six equal annual installments of $5.0 million each, the first four of which were received in February 1996, January 1997, January 1998 and January 1999. The remaining payments are to be received in each of the subsequent two years beginning January 2000. The Company will also receive royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the agreement. As part of the maximum $30.0 million of royalties, minimum royalties of $10.0 million will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. The first three annual installments were received in March 1997, March 1998 and March 1999. Also, as part of the maximum $30.0 million of royalties, $10.0 million of royalties will be received in five equal annual installments beginning March 2000 as a result of the announced computer and technology agreement between EMC and IBM in March 1999.

Management believes that the Company's working capital, bank lines of credit and future cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for at least the next twelve months. However, in the longer term, the Company may require additional funds to support its working capital requirements including financing of accounts receivable and inventory, or for other purposes, and may seek to raise such funds through public or private equity financing, bank lines of credit or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.

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

The Company has substantially completed a comprehensive remediation plan for the Year 2000 Issue that includes the assessment, rectification, testing and reporting of product compliance, the receipt and review of third party representations of year 2000 compliance and assessment, and rectification and testing of all internal IT and non-IT systems. The Company anticipates that remediation will be complete by the middle of September 1999. As a part of the remediation plan, the Company is developing a contingency plan that will address any non-compliant critical systems that remain by January 1, 2000.

The Company has received representations on year 2000 compliance from the majority of suppliers and is continuing to evaluate the adequacy of the responses. The Company has identified certain suppliers that are critical to the business and is in the process of performing site visits to better understand the suppliers' status regarding year 2000 compliance. Evaluation of suppliers is an ongoing process and this phase will continue through the end of calendar 1999 as the Company will continue to update and reevaluate the status of critical suppliers.

The Company has tested the majority of its products for year 2000 compliance. The results of these tests are published on the Company's website at "www.mti.com/y2k." Testing on the remaining products is expected to continue through the end of calendar 1999. The Company has initiated a plan notifying customers of the information available on the website and to encourage them to assess their own systems based on their operating environment and the information provided by the Company.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company transacts in foreign currencies, primarily European, and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange risks, particularly the British Pound sterling and the Euro. The Company has and may continue to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      10.28 Loan Modification Agreement between Company and Silicon Valley Bank and General Electric Capital Corporation, as co-lenders.

      27    Financial Data Schedule

(b)   Reports on Form 8-K:

      Form 8-K, dated May 14, 1999, regarding the Company's right to receive an additional $10 million under the Asset Purchase Agreement, dated February 9, 1996, between EMC Corporation and Registrant.

      Form 8-K, dated May 24, 1999, regarding the preliminary approval of the Company's settlement of its stockholders lawsuit.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August, 1999.

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


                                      By:    /s/ Stephanie M. Braun
                                             ----------------------------------
                                             Stephanie M. Braun
                                             Vice President, Corporate
                                             Controller and Chief Accounting
                                             Officer
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                       Description
--------------                       -----------
    10.28       Loan Modification Agreement between Company and Silicon Valley
                Bank and General Electric Capital Corporation, as co-lenders.

    27          Financial Data Schedule