Form 10-Q
period 1999-10-02
MTI TECHNOLOGY CORP
filed 1999-11-16
CIK 901696

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 1999


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

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


                            4905 East La Palma Avenue
                            Anaheim, California 92807
               --------------------------------------------------
               (Address of principal executive offices, zip code)


       Registrant's telephone number, including area code: (714) 970-0300


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      The number of shares outstanding of the issuer's common stock, $.001 par value, as of November 9, 1999 was 30,622,715.

                           MTI TECHNOLOGY CORPORATION
                                      INDEX

                                                                                        Page
                                                                                        ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of October 2, 1999
                  and April 3, 1999                                                       3

                  Condensed Consolidated Statements of Income for the Three and
                  Six Months Ended October 2, 1999 and October 3, 1998                    4

                  Condensed Consolidated Statements of Cash Flows for the Six
                  Months Ended October 2, 1999 and October 3, 1998                        5

                  Notes to Condensed Consolidated Financial Statements                    6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              10

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk             14

PART II. OTHER INFORMATION

         Item 2.  Changes in Securities - Recent Sales of Securities                     15

         Item 4.  Submission of Matters to a Vote of Security Holders                    15

         Item 6.  Exhibits and Reports on Form 8-K                                       15

                           MTI TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            OCTOBER 2,      APRIL 3,
                                                               1999           1999
                                                            ---------      ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                $   2,857      $   7,213
   Accounts receivable, net                                    62,006         53,005
   Inventories                                                 33,096         16,987
   Deferred income tax benefit                                  3,960          3,960
   Prepaid expenses and other receivables                       9,004          7,312
                                                            ---------      ---------
        Total current assets                                  110,923         88,477

Property, plant and equipment, net                             13,084         13,802
Goodwill, net                                                   9,967         10,890
Investment in affiliate                                         5,623             --
Other                                                             619            609
                                                            ---------      ---------
                                                            $ 140,216      $ 113,778
                                                            =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                    $   4,018      $   5,824
   Note payable                                                 3,000             --
   Accounts payable                                            26,794         18,632
   Accrued liabilities                                         19,684         16,043
   Deferred income                                             14,665         17,981
                                                            ---------      ---------
        Total current liabilities                              68,161         58,480

Other                                                           1,562          1,157
                                                            ---------      ---------
        Total liabilities                                      69,723         59,637

Stockholders' equity:
   Preferred stock, $.001 par value; authorized 5,000
     shares; issued and outstanding, none                          --             --
   Common stock, $.001 par value; authorized 40,000
     shares; issued (including treasury shares) and
     outstanding 31,118 and 29,212 shares at October 2,
     1999 and April 3, 1999, respectively                          31             29
   Additional paid-in capital                                 105,802         98,539
   Accumulated deficit                                        (31,294)       (39,929)
   Less cost of treasury stock (520 and 575 shares at
     October 2, 1999 and April 3, 1999, respectively)          (1,899)        (2,108)
   Accumulated other comprehensive loss                        (2,147)        (2,390)
                                                            ---------      ---------
        Total stockholders' equity                             70,493         54,141
                                                            ---------      ---------
                                                            $ 140,216      $ 113,778
                                                            =========      =========


 See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                           ----------------------  -----------------------
                                           OCTOBER 2,  OCTOBER 3,  OCTOBER 2,   OCTOBER 3,
                                             1999        1998         1999        1998
                                           ----------  ----------  ----------   ----------
Net product revenue                         $41,921     $37,344     $ 83,290     $76,566
Service revenue                              12,404      10,630       24,275      20,824
                                            -------     -------     --------     -------
        Total revenue                        54,325      47,974      107,565      97,390

Product cost of revenue                      24,499      26,497       51,129      51,627
Service cost of revenue                       7,396       6,987       14,797      13,377
                                            -------     -------     --------     -------
        Total cost of revenue                31,895      33,484       65,926      65,004

        Gross profit                         22,430      14,490       41,639      32,386
                                            -------     -------     --------     -------

Operating expenses:
    Selling, general and administrative      13,968      11,186       26,410      21,780
    Research and development                  4,065       3,259        7,581       6,716
                                            -------     -------     --------     -------
        Total operating expenses             18,033      14,445       33,991      28,496
                                            -------     -------     --------     -------

        Operating income                      4,397          45        7,648       3,890

Other income, net                             1,141         946        2,177       1,905
Equity in net loss of affiliate                 461          --          461          --
                                            -------     -------     --------     -------

Income before income taxes                    5,077         991        9,364       5,795
Income tax expense                               --         163          729         890
                                            -------     -------     --------     -------
        Net income                          $ 5,077     $   828     $  8,635     $ 4,905
                                            =======     =======     ========     =======

Net income per share:
    Basic                                   $  0.17     $  0.03     $   0.29     $  0.17
                                            =======     =======     ========     =======
    Diluted                                 $  0.16     $  0.03     $   0.27     $  0.16
                                            =======     =======     ========     =======

Weighted-average shares used in
  per share computations:
    Basic                                    30,025      28,434       29,394      28,342
                                            =======     =======     ========     =======
    Diluted                                  32,693      29,650       31,818      29,888
                                            =======     =======     ========     =======


     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        SIX MONTHS  ENDED
                                                                    ------------------------
                                                                    OCTOBER 2,    OCTOBER 3,
                                                                       1999          1998
                                                                     --------      --------
Cash flows from operating activities:
        Net income                                                   $  8,635      $  4,905
        Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
         Depreciation and amortization                                  4,011         4,198
         Provision for sales returns and losses on accounts
           receivable, net                                                376            95
         Provision for inventory obsolescence                           1,713         1,349
         Loss on disposal of fixed assets                                 228            49
         Deferred income                                               (2,912)       (2,961)
         Equity in net loss of affiliate                                  461            --
        Changes in assets and liabilities:
         Accounts receivable                                           (9,266)       (4,521)
         Inventories                                                  (17,771)       (1,805)
         Prepaid expenses, other receivables and other assets          (1,714)         (988)
         Accounts payable                                               8,180         4,246
         Accrued and other liabilities                                  3,725          (332)
                                                                     --------      --------
Net cash provided by (used in) operating activities                    (4,334)        4,235
                                                                     --------      --------

Cash flows from investing activities:
        Capital expenditures for property, plant
          and equipment, net                                           (2,603)       (4,829)
        Investment in affiliate                                        (3,054)           --
                                                                     --------      --------
Net cash used in investing activities                                  (5,657)       (4,829)
                                                                     --------      --------

Cash flows from financing activities:
        Borrowings under notes payable                                 39,990        65,140
        Proceeds from issuance of common stock and
         exercise of options and warrants                               7,474           902
        Repayment of notes payable                                    (41,797)      (67,635)
                                                                     --------      --------
Net cash provided by (used in) financing activities                     5,667        (1,593)
                                                                     --------      --------

Effect of exchange rate changes on cash                                   (32)          (60)
                                                                     --------      --------

Net decrease in cash and cash equivalents                              (4,356)       (2,247)

Cash and cash equivalents at beginning of period                        7,213         7,768
                                                                     --------      --------

Cash and cash equivalents at end of period                           $  2,857      $  5,521
                                                                     ========      ========
Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest                                                     $    241      $    663
        Income taxes                                                       56            66

        Note issued in connection with investment
         in affiliate (see note 8)                                      3,000            --


     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Overview

      The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1999. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of October 2, 1999, the condensed consolidated results of operations for the three and six month periods ended October 2, 1999 and October 3, 1998 and the condensed consolidated statements of cash flows for the six month periods ended October 2, 1999 and October 3, 1998. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. References to amounts are in thousands, except per share data, unless otherwise specified.

2.    Inventory

      Inventories consist of the following:

                                            OCTOBER 2,    APRIL 3,
                                               1999         1999
                                            ----------    --------

      Raw Materials                          $14,941      $  8,262
      Work in Process                            734           367
      Finished Goods                          17,421         8,358
                                              ------        ------
                                             $33,096       $16,987
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

4.    Net Income per Share

      The following table sets forth the computations of basic and diluted earnings per share:

                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                            ----------------------  ----------------------
                                            OCTOBER 2,  OCTOBER 3,  OCTOBER 2,  OCTOBER 3,
                                              1999        1998        1999        1998
                                            ----------  ----------  ----------  ----------
Numerator:
   Net income                                $ 5,077     $   828     $ 8,635     $ 4,905
                                             =======     =======     =======     =======

Denominator:
   Denominator for net income per share,
    basic - weighted-average shares
    outstanding                               30,025      28,434      29,394      28,342
                                             -------     -------     -------     -------

   Effect of dilutive securities:
    Dilutive options outstanding               2,662       1,216       2,424       1,546
    Dilutive warrants outstanding                  6          --          --          --
                                             -------     -------     -------     -------
    Dilutive potential common shares           2,668       1,216       2,424       1,546
                                             -------     -------     -------     -------

   Denominator for net income per share,
    diluted - adjusted weighted-average
    shares                                    32,693      29,650      31,818      29,888
                                             =======     =======     =======     =======
Net income per share, basic                  $  0.17     $  0.03     $  0.29     $  0.17
                                             =======     =======     =======     =======

Net income per share, diluted                $  0.16     $  0.03     $  0.27     $  0.16
                                             =======     =======     =======     =======

      Options to purchase 73 shares of common stock at prices in excess of $20.82 per share were outstanding at October 2, 1999, but were not included in the computation of diluted earnings per share for the three months ended October 2, 1999, because the options' exercise price was greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive.

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

      Options and warrants to purchase 284 shares of common stock at prices in excess of $14.66 per share were outstanding at October 2, 1999, but were not included in the computation of diluted earnings per share for the six months ended October 2, 1999, because the options' exercise price was greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive.

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

5.    Litigation

      In May 1999, the Company agreed to settle a purported stockholder class-action lawsuit. A Stipulation of Settlement was signed providing for a total settlement amount of $900. The Company's unreimbursed portion of the aggregate settlement was $100. An order, preliminarily approving the settlement was signed by the court on May 17, 1999.

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

      A summary of the Company's operations by geographic area is presented below:

                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                               ------------------------     ------------------------
                               OCTOBER 2,    OCTOBER 3,     OCTOBER 2,    OCTOBER 3,
                                  1999          1998           1999          1998
                               ----------    ----------     ----------    ----------
Revenue:
    United States               $ 43,378      $ 34,310      $  83,652      $ 72,141
    Europe                        15,204        16,506         31,457        31,949
    Transfers between areas       (4,257)       (2,842)        (7,544)       (6,700)
                                --------      --------      ---------      --------
Total revenue                   $ 54,325      $ 47,974      $ 107,565      $ 97,390
                                ========      ========      =========      ========

Operating income (loss):
    United States               $  2,684      $ (2,024)     $   4,391      $   (900)
    Europe                         1,713         2,069          3,257         4,790
                                --------      --------      ---------      --------
Total operating income          $  4,397      $     45      $   7,648      $  3,890
                                ========      ========      =========      ========

                                                            OCTOBER 2,     APRIL 3,
                                                               1999          1999
                                                            ----------     --------
Identifiable assets:
    United States                                            $ 99,696      $ 75,830
    Europe                                                     40,520        37,948
                                                             --------      --------
Total assets                                                 $140,216      $113,778
                                                             ========      ========

         The Company's revenues by product type are summarized below:

                       THREE MONTHS ENDED            SIX MONTHS ENDED
                    ------------------------     -------------------------
                    OCTOBER 2,    OCTOBER 3,     OCTOBER 2,     OCTOBER 3,
                      1999           1998           1999          1998
                    ----------    ----------     ----------     ----------
      Server         $31,644       $ 20,790       $ 58,816       $45,797
      Tape             7,263         12,479         18,482        24,082
      Software         3,014          4,075          5,992         6,687
      Service         12,404         10,630         24,275        20,824
                     -------       --------       --------       -------
                     $54,325       $ 47,974       $107,565       $97,390
                     =======       ========       ========       =======

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

      The components of comprehensive income are as follows:

                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        -----------------------   -----------------------
                                                        OCTOBER 2,   OCTOBER 3,   OCTOBER 2,   OCTOBER 3,
                                                           1999         1998         1999         1998
                                                        ----------   ----------   ----------   ----------
            Net income                                    $5,077       $  828       $8,635       $4,905
            Foreign currency translation adjustment          804          699          243          654
                                                          ------       ------       ------       ------
            Total comprehensive income                    $5,881       $1,527       $8,878       $5,559
                                                          ======       ======       ======       ======

8.    Investment in Affiliate

      In August 1999, the Company purchased 5,333 shares of Caldera Systems Inc. ("Caldera") for $6,000, representing approximately 25% of the outstanding capital stock of Caldera upon completion of the purchase. Subsequent to the Company's initial investment in Caldera, the Company's percentage ownership was diluted to 20%. The investment is accounted for under the equity method as the Company has significant influence, but not control, of the operations of Caldera.

      The initial investment in Caldera was $6,084 and included: (a) cash payment of $3,000, (b) note payable of $3,000 bearing interest at the prime rate plus one percent per annum and payable in two equal semi-annual payments beginning February 2000 and (c) investment costs of $84. In November 1999, the Company accelerated the first $1,500 payment on the note payable in exchange for the cancellation of any interest charges on the note payable. The excess of the Company's investment in Caldera over the related underlying equity in net assets of $5,417 is being amortized on a straight-line basis over seven years.

      The Canopy Group, Inc. ("Canopy"), a major stockholder of the Company, owned all of the issued and outstanding shares of Caldera prior to this transaction. Raymond J. Noorda, Chairman of the Board of Directors of the Company, is the Chairman of the Board of Directors of The Canopy Group, Inc.

      The Company has also entered into a distribution and license agreement with Caldera that allows the Company to market and distribute the full range of Caldera's products and services.

9.    Related Party Transactions

      In the normal course of business, the Company sold goods and services to a subsidiary of Canopy. Goods and services sold to Canopy in the second quarter of fiscal 2000 amounted to $2,953. The Company made no sales to Canopy prior to these transactions. In addition, at October 2, 1999, there were no amounts due from Canopy.

      In August 1999, the Company issued a warrant to purchase 150,000 shares of the Company's common stock at a price of $18.75 per share. The warrant was issued to an individual affiliated with Canopy in connection with consulting services to the provided Company and expire in August 2009. At October 2, 1999 the warrant was not exercisable.

PART 1 - ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

Certain statements set forth below are not historical or based on historical facts and constitute "forward-looking statements" involving known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements, expressed or implied, by such forward-looking statements, including statements about the Company's increases in sales personnel and selling, general and administrative costs, dependence on new products, management of growth, competition, international sales, dependence on suppliers, year 2000 compliance and quarterly fluctuations. Given these uncertainties, investors in the Company's common stock are cautioned not to place undue reliance on such forward-looking statements. Additional information on potential factors that could affect the Company's financial results are included in the Company's Annual Report on Form 10-K for the year ended April 3, 1999.

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

                                       FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                       --------------------------       ---------------------------
                                       OCTOBER 2,     OCTOBER 3,        OCTOBER 2,       OCTOBER 3,
                                          1999           1998              1999             1998
                                       ----------     ----------        ----------       ----------
Net product revenue                       77.2%          77.8%                77.4%         78.6%
Service revenue                           22.8           22.2                 22.6          21.4
                                         -----         ------               ------         -----
     Total revenue                       100.0          100.0                100.0         100.0

Product gross profit                      41.6           29.0                 38.6          32.6
Service gross profit                      40.4           34.3                 39.0          35.8
                                        ------          -----                -----         -----
     Gross profit                         41.3           30.2                 38.7          33.3

Selling, general and administrative       25.7           23.3                 24.6          22.5
Research and development                   7.5            6.8                  7.0           6.9
                                       -------        -------                 ----          ----
     Operating income                      8.1            0.1                  7.1           3.9

Other income, net                          2.1            2.0                  2.0           2.0
Equity in net loss of affiliate            0.9            -                    0.4           -
Income tax expense                           -            0.4                  0.7           0.9
                                         ------       -------               ------          ----
     Net income                            9.3%           1.7%                 8.0%          5.0%
                                       =======        =======                 ====          ====

Net Product Revenue: Net product revenue for the second quarter of fiscal 2000 increased $4.6 million, or 12.3% from the same quarter of the prior year. Net product revenue for the first six months of fiscal 2000 increased $6.7 million, or 8.8% from the same period of the prior year. These increases were primarily due to increased revenue from server products resulting from an increase in fiber channel product revenue offset by a reduction in SCSI product revenue. Additionally, these increases were primarily related to domestic operations.

Service Revenue: Service revenue for the second quarter of fiscal 2000 increased $1.8 million, or 16.7% over the same quarter of the prior year. Service revenue for the first six months of fiscal 2000 increased $3.5 million, or 16.6% over the same period of the prior year. These increases were primarily due to increased revenue from maintenance contracts.

Product Gross Profit: Product gross profit was $17.4 million for the second quarter of fiscal 2000, an increase of $6.6 million, or 60.6% over the same quarter of the preceding year, and the gross profit percentage of net product sales was 41.6% for the second quarter of fiscal 2000 as compared to 29.0% for the same period of the prior year. This increase is primarily due to increased revenue on server products which historically carry a higher margin.

Product gross profit was $32.4 million for the first six months of fiscal 2000, an increase of $7.2 million, or 29.0% over the same period of the preceding year, and the gross profit percentage of net product sales was 38.6% for the first six months of fiscal 2000 as compared to 32.6% for the same period of the prior year. This increase is primarily due to increased revenue on server products which historically carry a higher margin.

Service Gross Profit: Service gross profit was $5.0 million for the second quarter of fiscal 2000, an increase of $1.4 million, or 37.5% over the same period of the previous year. The gross profit percentage of service revenue increased to 40.4% in the second quarter of fiscal 2000 as compared to 34.3% in the same quarter of the preceding year. This increase is primarily due to increased revenue from maintenance contracts without corresponding increases in support costs.

Service gross profit was $9.5 million for the first six months of fiscal 2000, an increase of $2.0 million, or 27.3% over the same period of the previous year. The gross profit percentage of service revenue increased to 39.0% for the first six months of fiscal 2000 as compared to 35.8% in the same period of the preceding year. This increase is primarily due to increased revenue from maintenance contracts without corresponding increases in support costs.

Selling, General and Administrative: Selling, general and administrative expenses for the second quarter of fiscal 2000 increased $2.8 million, or 24.9% from the same quarter of the preceding year. This increase was primarily due to increased compensation-related sales costs resulting from increased staff of $1.8 million, increased marketing efforts of $0.8 million and increases in other expenses of $0.2 million. The Company expects to continue increasing its direct sales force and anticipates that selling, general and administrative costs will increase in absolute dollars and as a percentage of total revenue until the additional sales staff are at full productivity levels.

Selling, general and administrative expenses for the first six months of fiscal 2000 increased $4.6 million, or 21.3% from the same period of the preceding year. This increase was primarily due to increased compensation-related sales costs resulting from increased staff of $2.3 million, increased marketing efforts of $1.2 million and increases in other expenses of $1.1 million.

Research and Development: Research and development expenses for the second quarter of fiscal 2000 increased $0.8 million, or 24.7% from the same quarter of the prior year. Research and development expenses for the first six months of fiscal 2000 increased $0.9 million, or 12.9% from the same period of the prior year. These increases are attributable to increased project costs of $0.5 million and $0.4 million for the second quarter of fiscal 2000 and the first six months of fiscal 2000, respectively and increased salary and related costs of $0.3 million and $0.5 million for the second quarter of fiscal 2000 and the first six months of fiscal 2000, respectively due to increased headcount.

Other Income, Net: Other income, net, for the second quarter of fiscal 2000 increased $0.2 million, or 20.6% from the same period of the prior year. Other income, net was 2.1% of total revenue for the second quarter of fiscal 2000 and 2.0% of total revenue for the same quarter of fiscal 1999.

Other income, net, for the first six months of fiscal 2000 increased $0.3 million, or 14.3% over the same period of the prior year. Other income, net was 2.0% of total revenue for the first six months of both fiscal 2000 and fiscal 1999.

Income Tax Expense: There was no income tax expense for the second quarter of fiscal 2000. Income tax expense for the second quarter of fiscal 1999 was 16.4% of income before income taxes. Income tax expense for the first six months of fiscal 2000 was 7.8% of income before income tax, as compared to 15.4% for the same period of the prior year. The effective tax rate is less than statutory rates primarily due to the percentage of pre-tax profit from foreign subsidiaries and the utilization of net operating losses.

Liquidity and Capital Resources

Cash and cash equivalents were $2.9 million at October 2, 1999, a decrease of $4.4 million as compared to April 3, 1999, the prior fiscal year end. Net operating activities used cash of $4.3 million for the first six months of fiscal 2000, primarily due to increased accounts receivable of $9.3 million as a result of increased days sales outstanding and to increases in gross inventories of $17.8 million. The inventory increase resulted primarily from increased trade inventories caused by a shift in the mix of products sold as compared to the mix of inventory purchased and higher anticipated shipments. These uses of cash were partially offset by net income adjusted for non-cash items of $12.5 million and a combined increase in accounts payable and accrued and other liabilities of $11.9 million.

At October 2, 1999, the Company's days sales outstanding were 104 days, as compared to 96 days at April 3, 1999. The Company's average days sales outstanding is impacted by the high percentage of sales occurring within the last month of each quarter and the large percentage of international sales, which historically have slower payment patterns. The increase is primarily due to a higher percentage of sales occurring within the last month of the second quarter of fiscal year 2000 than the percentage of sales occurring within the last month of the fourth quarter of fiscal year 1999.

Effective July 22, 1999, the Company renewed its agreement with Silicon Valley Bank and General Electric Capital Corporation. The Company may borrow up to $30.0 million under an asset secured domestic line of credit, limited by the value of pledged collateral. The agreement allows the Company to borrow at a rate equal to prime rate. Borrowings under the line of credit are subject to certain financial and operating covenants, including various financial covenants requiring the Company to maintain a minimum current ratio, debt-net worth ratio, tangible net worth and level of profitability. The agreement restricts the Company from paying any dividends. The term of the agreement is for one year. Borrowings outstanding under this agreement at November 9, 1999 were $11.9 million, an increase of $6.1 million from April 3, 1999, primarily due to the timing of payments for inventory purchases in the second quarter of fiscal 2000.

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

The Company has completed a comprehensive remediation plan for the Year 2000 Issue that includes the assessment, rectification, testing and reporting of product compliance, the receipt and review of third party representations of year 2000 compliance and assessment, and rectification and testing of all internal IT and non-IT systems. As a part of the remediation plan, the Company will complete a contingency plan for its critical systems in December 1999.

The Company has received representations on year 2000 compliance from the majority of suppliers and is continuing to evaluate the adequacy of the responses. The Company has identified certain suppliers that are critical to the business and has performed site visits to better understand the suppliers' status regarding year 2000 compliance. Evaluation of suppliers is an ongoing process and this phase will continue through the end of calendar 1999 as the Company will continue to update and reevaluate the status of critical suppliers.

The Company has tested all of its current product offerings and the majority of its discontinued products for year 2000 compliance. The results of these tests are published on the Company's website at "www.mti.com/y2k." Testing on the remaining products is expected to continue through the end of calendar 1999. The Company has initiated a plan notifying customers of the information available on the website and to encourage them to assess their own systems based on their operating environments and the information provided by the Company.

The Company has completed the assessment of its critical internal IT and non-IT systems and believes all critical systems are year 2000 compliant. The Company has replaced systems within its existing computer infrastructure with an enterprise-wide business system which it believes is year 2000 compliant based on representations of the manufacturers. Additionally, the Company will complete a "Year 2000 Simulation" designed to test these systems by the end of November 1999.

Management believes that the most reasonably likely worst case scenario related to the Year 2000 Issue that the Company may experience, would be the delay or inability to procure inventory components from suppliers or delays in receiving orders or payments from customers due to year 2000 issues experienced by third parties. Additionally, the effect of customers' spending patterns before and after January 1, 2000, is uncertain at this time. There can be no assurance that these potentially altered spending patterns will not have a material impact on the Company's results of operation. Such factors could materially adversely affect the Company's business, results of operations and financial condition.

The Company does not consider the cost of upgrading its existing computer infrastructure and replacing all of its manufacturing, accounting, customer service and other management information software with an enterprise-wide business system to be a cost relating to year 2000 compliance, because the project was initiated independent of the Year 2000 Issue and the project completion date has not been accelerated in order to achieve compliance. As of November 9, 1999 the Company has incurred year 2000 costs consisting primarily of internal labor costs which is considered immaterial. The Company anticipates that costs to complete year 2000 compliance will continue to consist primarily of internal labor costs and be immaterial, but there can be no assurance that unanticipated costs will not be incurred.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's European operations transact in foreign currencies, primarily European, and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound sterling and the Euro. The Company has and may continue to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks. There can be no assurance that such actions will successfully reduce the Company's exposure to financial market risks.

The Company maintains a $30 million credit line. The interest rate applied to any debt outstanding under this credit line is equal to the prime rate and is, therefore subject to a certain amount of risk arising from fluctuations in these rates. However, a 10% increase in interest rates would not have a material impact on the Company's results of operations.

                           PART II - OTHER INFORMATION

ITEM 2 (c) - CHANGES IN SECURITIES - RECENT SALES OF SECURITIES

In August 1999, in a private placement transaction pursuant to Section 4 (2), the Company issued a warrant to purchase 150,000 shares of common stock of the Company at a per share exercise price of $18.95 to an accredited investor.

In September 1999, in a private placement transaction pursuant to Section 4 (2), the Company issued 526 shares of common stock to Pacific Harbor Capital, Inc. for $18.95 per share pursuant to a warrant agreement with Pacific Harbor Capital, Inc. dated March 1990.

The transactions summarized above were made directly by the Company without use of an underwriter or placement agent and without payment of commissions or other remuneration. In each case the aggregate sales proceeds, after payment of offering expenses in immaterial amounts, were applied to the working capital of the Company and other general corporate purposes.

With respect to the exemption from registration claimed under Section 4 (2) of the Securities Act of 1933, neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or advertising. Prior to making any offer or sale, the Company had reasonable grounds to believe and believed that each prospective investor was capable of the merits and risks or the investment and was able to bear the economic risk of the investment. Each purchaser represented that such purchaser was an accredited investor and that the securities were being acquired for investment for purchaser's own account, and agreed that the securities would not be sold without registration under the Securities Act or exemption therefrom.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the stockholders of the Company was held on September 23, 1999. Val Kreidel was elected to the Company's Board of Directors to hold office for the ensuing three years. The number of shares voted in favor of her appointment was 27,444,191. The number of shares voted against was 89,153. Earl Pearlman was elected to the Company's Board of Directors to hold office for the ensuing three years. The number of shares voted in favor of his appointment was 27,444,751. The number of shares voted against was 88,593. Raymond Noorda, John Repp and Al Melrose remain members of the Board of Directors.

         The stockholders of the Company voted in favor of the ratification of selection of KPMG LLP as the Company's independent public accountants for fiscal year 2000. The number of shares voted for ratification was 27,515,684. The number of shares voted against ratification was 12,924. The number of shares abstaining was 4,736.

         The stockholders of the Company approved an amendment to the 1996 Stock Incentive Plan. The number of shares voting in favor was 17,493,664. The number of shares voting against was 3,360,747. The number of shares abstaining was 36,371. The number of shares not voting was 6,642,562.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

         10.29     Amendment to the 1996 Stock Incentive Plan

         27        Financial Data Schedule

(b) Reports on Form 8-K:

      Form 8-K, dated August 19,1999, regarding the purchase of approximately 25% of the issued and outstanding stock of Caldera Systems, Inc.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of November, 1999.

                                   MTI TECHNOLOGY CORPORATION



                                   By:  /s/ Dale R. Boyd
                                        ----------------------------------------
                                        Dale R. Boyd
                                        Senior Vice President, Finance and
                                        Administration and Chief Financial
                                        Officer (Principal Financial Officer)



                                   By:  /s/ Stephanie M. Braun
                                        ----------------------------------------
                                        Stephanie M. Braun
                                        Vice President, Corporate Controller and
                                        Chief Accounting Officer (Principal
                                        Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
Number                       Description
------                       -----------

 10.29       Amendment to the 1996 Stock Incentive Plan

 27          Financial Data Schedule
