Form 10-Q
period 2000-01-01
MTI TECHNOLOGY CORP
filed 2000-02-15
CIK 901696

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 1, 2000


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from to

                         Commission file number 0-23418


                           MTI TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                               95-3601802
-------------------------------                             --------------------
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

      The number of shares outstanding of the issuer's common stock, $.001 par value, as of February 7, 2000 was 31,316,874.

                           MTI TECHNOLOGY CORPORATION

                                      INDEX

                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of January 1, 2000
                    and April 3, 1999                                             3

                  Condensed Consolidated Statements of Income for the Three
                    and Nine Months Ended January 1, 2000 and January 2, 1999     4

                  Condensed  Consolidated  Statements of Cash Flows for the
                    Nine Months Ended January 1, 2000 and January 2, 1999         5

                  Notes to Condensed Consolidated Financial Statements            6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                    11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk     16

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                              16

         Item 2.  Changes in Securities - Recent Sales of Securities             16

         Item 6.  Exhibits and Reports on Form 8-K                               16

                           MTI TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        JANUARY 1,         APRIL 3,
                                                                          2000               1999
                                                                        ---------         ---------
ASSETS

Current assets:
   Cash and cash equivalents                                            $   1,973         $   7,213
   Accounts receivable, net                                                69,867            53,005
   Inventories                                                             30,768            16,987
   Deferred income tax benefit                                              3,960             3,960
   Prepaid expenses and other receivables                                   8,486             7,312
                                                                        ---------         ---------
        Total current assets                                              115,054            88,477

Property, plant and equipment, net                                         13,539            13,802
Goodwill, net                                                               9,480            10,890
Investment in affiliate                                                     4,128                --
Other                                                                         597               609
                                                                        ---------         ---------
                                                                        $ 142,798         $ 113,778
                                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                                $  13,871         $   5,824
   Note payable                                                             1,500                --
   Accounts payable                                                        18,820            18,632
   Accrued liabilities                                                     19,031            16,043
   Deferred income                                                         13,568            17,981
                                                                        ---------         ---------
        Total current liabilities                                          66,790            58,480

Other                                                                       1,829             1,157
                                                                        ---------         ---------
        Total liabilities                                                  68,619            59,637

Stockholders' equity:
   Preferred stock, $.001 par value; authorized 5,000 shares;
     issued and outstanding, none                                              --                --
   Common stock, $.001 par value; authorized 40,000 shares;
     issued (including treasury shares) and outstanding 31,356
     and 29,212 shares at January 1, 2000 and April 3, 1999,
     respectively                                                              31                29
   Additional paid-in capital                                             107,611            98,539
   Accumulated deficit                                                    (28,761)          (39,929)
   Less cost of treasury stock (520 and 575 shares at
     January 1, 2000 and April 3, 1999, respectively)                      (1,899)           (2,108)
   Accumulated other comprehensive loss                                    (2,803)           (2,390)
                                                                        ---------         ---------
        Total stockholders' equity                                         74,179            54,141
                                                                        ---------         ---------
                                                                        $ 142,798         $ 113,778
                                                                        =========         =========

     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                             --------------------------     --------------------------
                                             JANUARY 1,      JANUARY 2,     JANUARY 1,      JANUARY 2,
                                                2000           1999           2000            1999
                                             ----------      ----------     ---------       ----------
Net product revenue                          $  46,550       $  36,191      $ 129,840       $ 112,757
Service revenue                                 12,408          11,468         36,683          32,292
                                             ---------       ---------      ---------       ---------
        Total revenue                           58,958          47,659        166,523         145,049

Product cost of revenue                         27,959          24,732         79,088          76,359
Service cost of revenue                          7,658           7,133         22,455          20,510
                                             ---------       ---------      ---------       ---------
        Total cost of revenue                   35,617          31,865        101,543          96,869

        Gross profit                            23,341          15,794         64,980          48,180
                                             ---------       ---------      ---------       ---------

Operating expenses:
    Selling, general and administrative         16,061          11,699         42,471          33,479
    Research and development                     4,253           3,158         11,834           9,874
                                             ---------       ---------      ---------       ---------
        Total operating expenses                20,314          14,857         54,305          43,353
                                             ---------       ---------      ---------       ---------
        Operating income                         3,027             937         10,675           4,827

Other income, net                                  938             851          3,115           2,756
Equity in net loss of affiliate                 (1,432)             --         (1,893)             --
                                             ---------       ---------      ---------       ---------

Income before income taxes                       2,533           1,788         11,897           7,583
Income tax expense                                  --             314            729           1,204
                                             ---------       ---------      ---------       ---------
        Net income                           $   2,533       $   1,474      $  11,168       $   6,379
                                             =========       =========      =========       =========

Net income per share:
    Basic                                    $    0.08       $    0.05      $    0.37       $    0.22
                                             =========       =========      =========       =========
    Diluted                                  $    0.08       $    0.05      $    0.34       $    0.21
                                             =========       =========      =========       =========

Weighted-average shares used in
  per share computations:
    Basic                                       30,709          28,502         29,832          28,395
                                             =========       =========      =========       =========
    Diluted                                     33,220          29,350         32,408          29,732
                                             =========       =========      =========       =========


     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                       --------------------------
                                                                       JANUARY 1,      JANUARY 2,
                                                                         2000              1999
                                                                       --------         ---------
Cash flows from operating activities:
        Net income                                                     $ 11,168         $  6,379
        Adjustments to reconcile net income to net cash used in
         operating activities:
         Depreciation and amortization                                    5,535            6,300
         Provision for sales returns and losses on accounts
           receivable, net                                                  454              228
         Provision for inventory obsolescence                             2,011            1,876
         Loss on disposal of fixed assets                                   227               57
         Deferred income                                                 (3,741)          (2,728)
         Equity in net loss of affiliate                                  1,893               --
        Changes in assets and liabilities:
         Accounts receivable                                            (17,475)          (5,311)
         Inventories                                                    (15,859)          (9,559)
         Prepaid expenses, other receivables and other assets              (924)            (928)
         Accounts payable                                                   165            2,691
         Accrued and other liabilities                                    2,879           (1,448)
                                                                       --------         --------
Net cash used in operating activities                                   (13,667)          (2,443)
                                                                       --------         --------

Cash flows from investing activities:
        Capital expenditures for property, plant
          and equipment, net                                             (4,304)          (6,080)
        Investment in affiliate                                          (4,554)              --
                                                                       --------         --------
Net cash used in investing activities                                    (8,858)          (6,080)
                                                                       --------         --------

Cash flows from financing activities:
        Short term borrowings                                            65,201           82,268
        Proceeds from issuance of common stock and
         exercise of options and warrants                                 9,282            1,005
        Repayment of short term borrowings                              (57,154)         (78,611)
                                                                       --------         --------
Net cash provided by financing activities                                17,329            4,662
                                                                       --------         --------

Effect of exchange rate changes on cash                                     (44)              26
                                                                       --------         --------

Net decrease in cash and cash equivalents                                (5,240)          (3,835)

Cash and cash equivalents at beginning of period                          7,213            7,768
                                                                       --------         --------

Cash and cash equivalents at end of period                             $  1,973         $  3,993
                                                                       ========         ========
Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest                                                       $    473         $    886
        Income taxes                                                        455            1,613
        Note issued in connection with investment in
          affiliate (see note 8)                                          1,500               --


     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Overview

      The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 1999. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of January 1, 2000, and the condensed consolidated results of operations for the three and nine month periods ended January 1, 2000 and January 2, 1999, and the condensed consolidated statements of cash flows for the nine month periods ended January 1, 2000 and January 2, 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. References to amounts are in thousands, except per share data, unless otherwise specified.

2.    Inventory

      Inventories consist of the following:

                                                  JANUARY 1,    APRIL 3,
                                                     2000         1999
                                                  ----------    --------
      Raw Materials                                $13,001      $  8,262
      Work in Process                                1,144           367
      Finished Goods                                16,623         8,358
                                                   -------       -------
                                                   $30,768       $16,987
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

4.    Net Income per Share

      The following table sets forth the computations of basic and diluted earnings per share:

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                               -------------------------      ------------------------
                                               JANUARY 1,     JANUARY 2,      JANUARY 1,    JANUARY 2,
                                                  2000          1999            2000           1999
                                               ---------      ----------      ---------     ---------
      Numerator:
         Net income                            $ 2,533         $ 1,474         $11,168       $ 6,379
                                               =======         =======         =======        ======

      Denominator:
         Denominator for net income per
          share, basic - weighted-average
          shares outstanding                    30,709          28,502          29,832        28,395
                                               -------         -------         -------       -------

         Effect of dilutive securities:
          Dilutive options outstanding           2,474             848           2,576         1,337
          Dilutive warrants outstanding             37              --              --            --
                                               -------         -------         -------       -------
          Dilutive potential common shares       2,511             848           2,576         1,337
                                               -------         -------         -------       -------

         Denominator for net income per share,
          diluted - adjusted weighted-average
          shares                                33,220          29,350          32,408        29,732
                                               =======         =======         =======       =======
      Net income per share, basic              $  0.08         $  0.05         $  0.37       $  0.22
                                               =======         =======         =======       =======

      Net income per share, diluted            $  0.08         $  0.05         $  0.34       $  0.21
                                               =======         =======         =======       =======

      Options to purchase 2,049 shares of common stock at prices in excess of $24.81 per share were outstanding at January 1, 2000, but were not included in the computation of diluted earnings per share for the three months January 1, 2000, because the options' exercise price was greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive.

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

      Options and warrants to purchase 2,293 shares of common stock at prices in excess of $18.16 per share were outstanding at January 1, 2000, but were not included in the computation of diluted earnings per share for the nine months ended January 1, 2000, because the options' and warrants' exercise price was greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive.

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

5.    Litigation

      In May 1999, the Company agreed to settle a purported stockholder class-action lawsuit. A Stipulation of Settlement was signed providing for a total settlement amount of $900. The Company's unreimbursed portion of the aggregate settlement was $100. An order, preliminarily approving the settlement was signed by the court on May 17, 1999. The final judgment was entered by the court on December 1, 1999.

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

      A summary of the Company's operations by geographic area is presented below:

                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                 --------------------------     ---------------------------
                                 JANUARY 1,      JANUARY 2,     JANUARY 1,       JANUARY 2,
                                   2000            1999           2000              1999
                                 ---------       ----------     ----------       ----------
Revenue:
    United States                $  44,418       $  34,651       $ 128,070       $ 106,792
    Europe                          16,827          15,760          48,284          47,709
    Transfers between areas         (2,287)         (2,752)         (9,831)         (9,452)
                                 ---------       ---------       ---------       ---------
Total revenue                    $  58,958       $  47,659       $ 166,523       $ 145,049
                                 =========       =========       =========       =========

Operating income (loss):
    United States                $   2,904       $  (1,086)      $   7,295       $  (1,986)
    Europe                             123           2,023           3,380           6,813
                                 ---------       ---------       ---------       ---------
Total operating income           $   3,027       $     937       $  10,675       $   4,827
                                 =========       =========       =========       =========

                                                                 JANUARY 1,       APRIL 3,
                                                                    2000            1999
                                                                 ----------      ---------
Identifiable assets:
    United States                                                $102,817         $ 75,830
    Europe                                                         39,981           37,948
                                                                 --------         --------
Total assets                                                     $142,798         $113,778
                                                                 ========         ========

      The Company's revenues by product type are summarized below:

                         THREE MONTHS ENDED              NINE MONTHS ENDED
                      -------------------------      --------------------------
                      JANUARY 1,     JANUARY 2,      JANUARY 1,      JANUARY 2,
                         2000           1999            2000            1999
                      ---------       --------       ----------      ----------
      Server          $ 34,405        $ 18,520        $ 93,221        $ 64,317
      Tape               9,222          14,108          27,704          38,190
      Software           2,923           3,563           8,915          10,250
      Service           12,408          11,468          36,683          32,292
                      --------        --------        --------        --------
                      $ 58,958        $ 47,659        $166,523        $145,049
                      ========        ========        ========        ========

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

      The components of comprehensive income are as follows:

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                              ---------------------------       ---------------------------
                                              JANUARY 1,       JANUARY 2,       JANUARY 1,       JANUARY 2,
                                                 2000             1999            2000              1999
                                              ----------       ----------       ----------       ---------
      Net income                               $  2,533         $  1,474         $ 11,168         $  6,379
      Foreign currency translation adjustment      (656)            (464)            (413)             173
                                               --------         --------         --------         --------
      Total comprehensive income               $  1,877         $  1,010         $ 10,755         $  6,552
                                               ========         ========         ========         ========

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

9.    Related Party Transactions

      In the normal course of business, the Company sold goods and services to a subsidiary of Canopy. Goods and services sold to the subsidiary of Canopy in the third quarter of fiscal 2000 and for the first nine months of fiscal 2000, amounted to $1,703 and $4,656, respectively. The Company made no sales to the subsidiary of Canopy prior to fiscal 2000. In addition, at January 1, 2000, there were no amounts due from the subsidiary of Canopy.

      In August 1999, the Company issued a warrant to purchase 150,000 shares of the Company's common stock at a price of $18.75 per share. The warrant was issued to an individual affiliated with Canopy in connection with consulting services provided to the Company and expire in August 2009. At January 1, 2000, the warrant was not exercisable.

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

                                                FOR THE                           FOR THE
                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                       -------------------------           ------------------------
                                       JANUARY 1,     JANUARY 2,           JANUARY 1,    JANUARY 2,
                                          2000           1999                2000          1999
                                       ----------     ----------           ----------    ----------
Net product revenue                       79.0%          75.9%                78.0%         77.7%
Service revenue                           21.0           24.1                 22.0          22.3
                                         -----          -----                -----         -----
     Total revenue                       100.0          100.0                100.0         100.0

Product gross profit                      39.9           31.7                 39.1          32.3
Service gross profit                      38.3           37.8                 38.8          36.5
                                         -----          -----                -----         -----
     Gross profit                         39.6           33.1                 39.0          33.2

Selling, general and administrative       27.3           24.5                 25.5          23.1
Research and development                   7.2            6.6                  7.1           6.8
                                         -----          -----                -----         -----
     Operating income                      5.1            2.0                  6.4           3.3

Other income, net                          1.6            1.8                  1.9           1.9
Equity in net loss of affiliate            2.4             --                  1.2            --
Income tax expense                          --            0.7                  0.4           0.8
                                         -----          -----                -----         -----
     Net income                            4.3%           3.1%                 6.7%          4.4%
                                         =====          =====                =====         =====

Net Product Revenue: Net product revenue for the third quarter of fiscal 2000 increased $10.4 million, or 28.6% from the same quarter of the prior year. Net product revenue for the first nine months of fiscal 2000 increased $17.1 million, or 15.2% from the same period of the prior year. These increases were primarily due to increased revenue from server products resulting from an increase in fiber channel product revenue offset by a reduction in SCSI product revenue and tape products as the Company's focus shifted away from resale of tape product to the sale of its own proprietary server products. Additionally, these increases were primarily related to domestic operations.

Service Revenue: Service revenue for the third quarter of fiscal 2000 increased $0.9 million, or 8.2% over the same quarter of the prior year. Service revenue for the first nine months of fiscal 2000 increased $4.4 million, or 13.6% over the same period of the prior year. These increases were primarily due to increased revenue from maintenance contracts.

Product Gross Profit: Product gross profit was $18.6 million for the third quarter of fiscal 2000, an increase of $7.1 million, or 62.2% over the same quarter of the preceding year, and the gross profit percentage of net product sales was 39.9% for the third quarter of fiscal 2000 as compared to 31.7% for the same period of the prior year. This increase is primarily due to increased revenue on server products which historically carry a higher margin.

Product gross profit was $50.8 million for the first nine months of fiscal 2000, an increase of $14.4 million, or 39.4% over the same period of the preceding year, and the gross profit percentage of net product sales was 39.1% for the first nine months of fiscal 2000 as compared to 32.3% for the same period of the prior year. This increase is primarily due to increased revenue on server products which historically carry a higher margin.

Service Gross Profit: Service gross profit was $4.8 million for the third quarter of fiscal 2000, an increase of $0.4 million, or 9.6% over the same period of the previous year. The gross profit percentage of service revenue increased to 38.3% in the third quarter of fiscal 2000 as compared to 37.8% in the same quarter of the preceding year. This increase is primarily due to increased revenue from maintenance contracts without corresponding increases in support costs.

Service gross profit was $14.2 million for the first nine months of fiscal 2000, an increase of $2.4 million, or 20.8% over the same period of the previous year. The gross profit percentage of service revenue increased to 38.8% for the first nine months of fiscal 2000 as compared to 36.5% in the same period of the preceding year. This increase is primarily due to increased revenue from maintenance contracts without corresponding increases in support costs.

Selling, General and Administrative: Selling, general and administrative expenses for the third quarter of fiscal 2000 increased $4.4 million, or 37.3% from the same quarter of the preceding year. This increase was primarily due to increased compensation-related sales costs resulting from increased staff of $2.8 million, increased marketing efforts of $0.6 million, $0.6 million of severance related cost in the third quarter of fiscal 2000 and increases in other expenses of $0.4 million. The Company expects to continue increasing its direct sales force and anticipates that selling, general and administrative costs will increase in absolute dollars and as a percentage of total revenue until the additional sales staff are at full productivity levels.

Selling, general and administrative expenses for the first nine months of fiscal 2000 increased $9.0 million, or 26.9% from the same period of the preceding year. This increase was primarily due to increased compensation-related sales costs resulting from increased staff of $5.0 million, increased marketing efforts of $1.7 million, $0.6 million of severance related costs in fiscal 2000 and increases in other expenses of $1.7 million.

Research and Development: Research and development expenses for the third quarter of fiscal 2000 increased $1.1 million, or 34.7% from the same quarter of the prior year. This increase is attributable to increased project costs of $0.4 million, increased salary and related costs of $0.4 due to increased headcount and increased other costs of $0.3 million.

Research and development expenses for the first nine months of fiscal 2000 increased $2.0 million, or 19.9% from the same period of the prior year. This increase is attributable to increased project costs of $0.7 million, increased salary and related costs of $0.9 due to increased headcount and increased other costs of $0.4 million.

Other Income, Net: Other income, net, for the third quarter of fiscal 2000 increased $0.1 million, or 10.2% from the same period of the prior year. Other income, net was 1.6% of total revenue for the third quarter of fiscal 2000 and 1.8% of total revenue for the same quarter of fiscal 1999.

Other income, net, for the first nine months of fiscal 2000 increased $0.4 million, or 13.0% over the same period of the prior year. Other income, net was 1.9% of total revenue for the first nine months of both fiscal 2000 and fiscal 1999.

Equity in net loss of affiliate: The equity in net loss of affiliate represents the Company's proportionate share of Caldera's net losses and amortization of the goodwill related to the acquisition of Caldera in August 1999.

Income Tax Expense: There was no income tax expense for the third quarter of fiscal 2000. Income tax expense for the third quarter of fiscal 1999 was 17.6% of income before income taxes. Income tax expense for the first nine months of fiscal 2000 was 6.1% of income before income tax, as compared to 15.9% for the same period of the prior year. The Company's low effective tax rate is primarily due to utilization of net operating loss carryforwards which were held net of a substantial valuation allowance. After these net operating loss carryforwards are utilized, and the corresponding valuation allowance is eliminated, management believes the Company will have an effective tax rate of approximately 35% assuming current enacted rates and current operating structure. In addition, under current generally accepted accounting principles and in accordance with the Company's policy, the Company could be required to reduce some or all of its valuation allowance prior to actual utilization of the net operating losses, which would result in the recognition of a significant immediate tax benefit for financial statement purposes and the expected effective tax rate of approximately 35% on an ongoing basis. However, there can be no assurance that the Company will ultimately generate adequate taxable income to utilize any or all of its existing net operating loss carryforwards or if utilized, that the actual effective tax rate on an ongoing basis would approximate 35%.

Liquidity and Capital Resources

Cash and cash equivalents were $2.0 million at January 1, 2000, a decrease of $5.2 million as compared to April 3, 1999, the prior fiscal year end. Net operating activities used cash of $13.7 million for the first nine months of fiscal 2000, primarily due to increased accounts receivable of $17.5 million as a result of increased days sales outstanding and to increases in gross inventories of $15.9 million. The inventory increase resulted primarily from increased trade inventories caused by a shift in the mix of products sold as compared to the mix of inventory purchased and less than anticipated shipments. These uses of cash were partially offset by net income adjusted for non-cash items of $17.5 million and an increase in accrued and other liabilities of $2.9 million.

At January 1, 2000, the Company's days sales outstanding were 108 days, as compared to 96 days at April 3, 1999. The Company's average days sales outstanding is impacted by the high percentage of sales occurring within the last month of each quarter and the large percentage of international sales, which historically have slower payment patterns. The increase is primarily due to a higher percentage of sales occurring within the last month of the third quarter of fiscal year 2000 than the percentage of sales occurring within the last month of the fourth quarter of fiscal year 1999. Subsequent to January 1, 2000, the Company has increased collection efforts worldwide and has reduced it accounts receivable balance by approximately 23% as of January 29, 2000.

Effective July 22, 1999, the Company renewed its agreement with Silicon Valley Bank and General Electric Capital Corporation. The Company may borrow up to $30.0 million under an asset secured domestic line of credit, limited by the value of pledged collateral. The agreement allows the Company to borrow at a rate equal to prime rate. Borrowings under the line of credit are subject to certain financial and operating covenants, including various financial covenants requiring the Company to maintain a minimum current ratio, debt-net worth ratio, tangible net worth and level of profitability. The agreement restricts the Company from paying any dividends. The term of the agreement is for one year. Borrowings outstanding under this agreement at February 7, 2000 were reduced to $2.9 million.

Effective February 9, 1996, the Company entered into an agreement with EMC, whereby the Company sold to EMC substantially all of the Company's existing patents, patent applications and rights thereof. The consideration the Company will receive for these rights includes $30.0 million to be received in six equal annual installments of $5.0 million each, the first five of which were paid timely. The remaining payment is due January 2001. The Company will also receive royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the agreement. As part of the maximum $30.0 million of royalties, minimum royalties of $10.0 million will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the agreement, and within thirty days of each subsequent anniversary thereof. The first three annual installments were received in March 1997, March 1998 and March 1999. Also, as part of the maximum $30.0 million of royalties, $10.0 million of royalties will be received in five equal annual installments beginning March 2000 as a result of the computer and technology agreement between EMC and IBM announced in March 1999.

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

New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement is effective for annual periods beginning after June 15, 2000. The Company does not expect the adoption of Statement 133 to have a material impact on the Company's consolidated financial statements.

Year 2000 Issue

The Company completed its review of year 2000 issues as scheduled and believes all of its critical systems are year 2000 compliant. However, there can be no assurances that the Company has tested and identified all potential year 2000 issues including the impact of outside parties on the Company's operations.

As of February 9, 2000, the Company had not experienced any significant issues in relation to the year 2000 issue in both its internal infrastructure as well as its products. Additionally, the Company has not been made aware of any significant year 2000 issues experienced by its customers or third party vendors. The Company will continue to monitor year 2000 issues throughout calendar 2000 with a focus on those dates impacted by the year 2000 issue such as the calendar leap year.

The Company has incurred costs consisting primarily of internal labor costs that are considered to immaterial. Any additional costs, which are considered primarily internal labor costs, are anticipated to be immaterial.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's European operations transact in foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound sterling and the Euro. The Company has and may continue to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks. There can be no assurance that such actions will successfully reduce the Company's exposure to financial market risks.

The Company maintains a $30 million credit line. The interest rate applied to any debt outstanding under this credit line is equal to the prime rate and is, therefore subject to a certain amount of risk arising from fluctuations in these rates. However, a 10% increase in interest rates would not have a material impact on the Company's results of operations.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In May 1999, the Company agreed to settle a purported stockholder class-action lawsuit. A Stipulation of Settlement was signed providing for a total settlement amount of $900. The Company's unreimbursed portion of the aggregate settlement was $100. An order, preliminarily approving the settlement was signed by the court on May 17, 1999. The final judgment was entered by the court on December 1, 1999.

ITEM 2(c) - CHANGES IN SECURITIES - RECENT SALES OF SECURITIES

In February 2000, in a private placement transaction pursuant to Section 4 (2), the Company issued 1,266 shares of common stock to GB Storage SARL, for $12.00 per share pursuant to a warrant agreement with GB Storage SARL dated February 1998.

This transaction was made directly by the Company without use of an underwriter or placement agent and without payment of commissions or other remuneration. In each case the aggregate sales proceeds, after payment of offering expenses in immaterial amounts, were applied to the working capital of the Company and other general corporate purposes.

With respect to the exemption from registration claimed under Section 4 (2) of the Securities Act of 1933, neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or advertising. Prior to making any offer or sale, the Company had reasonable grounds to believe and believed that the prospective investor was capable of the merits and risks of the investment and was able to bear the economic risk of the investment. The purchaser represented that such purchaser was an accredited investor and that the securities were being acquired for investment for purchaser's own account, and agreed that the securities would not be sold without registration under the Securities Act or exemption therefrom.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             27 -- Financial Data Schedule

         (b) Reports on Form 8-K:

             None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of February, 2000.


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