Form 10-K
period 2000-04-01
MTI TECHNOLOGY CORP
filed 2000-06-30
CIK 901696

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

                    FOR THE FISCAL YEAR ENDED APRIL 1, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $170,744,764 on June 19, 2000, based on the closing sale price of such stock on The Nasdaq National Market. The number of shares outstanding of Registrant's Common Stock, $0.001 par value, was 32,146,051 on June 19, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                          DOCUMENT                            FORM 10-K
                          --------                            ---------
Proxy Statement for 2000 Annual Meeting of Stockholders to       III
  be held on September 28, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS:

INTRODUCTION

     MTI Technology Corporation was incorporated in California in March 1981 and reincorporated in Delaware in October 1992. Our principal executive offices are located at 4905 East La Palma Avenue, Anaheim, California 92807. Our telephone number at that location is (714) 970-0300. References in this Form 10-K to "we," "our," "us," the "Company" and "MTI" refer to MTI Technology Corporation and its consolidated subsidiaries.

     All references to years refer to our fiscal years ended April 6, 1996, April 5, 1997, April 4, 1998, April 3, 1999 and April 1, 2000, as applicable, unless the calendar year is specified. References to dollar amounts are in thousands, except share and per share data and amounts in Management's Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise specified. The fiscal year ended April 6, 1996 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.

OVERVIEW

     MTI Technology Corporation is a leading provider of high availability, fault tolerant solutions for the enterprise storage marketplace. We design, develop, manufacture, sell and support a complete line of integrated products and services that provide customers with a full range of hardware, software and networking components as well as sophisticated professional services, which we combine into one solution to provide continuous access to online information. We have historically sold our products and services to Global 2000 companies for their data center computing environments. Recently our markets have expanded to include e-commerce and Internet-related businesses, or IRBs, such as content providers, online retailers and web-based advertisers. Our solutions are compatible with Sun Solaris, HP-UX, Windows NT, Novell Netware, IBM AIX, Compaq Tru64 and Linux operating systems, which enable us to address a broad range of customer applications and markets.

     Our customers represent a cross section of industries and governmental agencies and range from Fortune 500 companies to small businesses. No single customer accounted for more than 10 percent of total revenue during fiscal years 2000, 1999 and 1998.

OUR MARKET

     In the last decade, there has been a dramatic increase in the volume of data created, stored, processed and accessed throughout business organizations. In addition, organizations have recognized the increasing importance and value of their enterprise data as a strategic, competitive and often mission-critical asset. These organizations are demanding rapid and reliable access to this data 24 hours a day, seven days a week. The continued deployment of mission-critical, client-server applications, combined with the growth of enterprise data, and the rapid growth in the number of IRBs, e-commerce and other companies whose businesses completely rely on such data, has placed significant strain on current storage architectures. Furthermore, the increased use of open-system computing environments, which link multiple applications, files and databases to networked computers, makes this task increasingly difficult.

OUR SOLUTION

     Our enterprise storage solutions are designed to provide our customers with continuous access to their mission-critical data, while enhancing performance of their applications and reducing their information technology ("IT") staff's management and support tasks. We provide these benefits to customers through the delivery of advanced technology, extensive services and broad support. Key elements of our solution include:

     - a single and unique storage architecture that integrates Storage Area Network ("SAN") and Network Attached Storage ("NAS") technology and allows customers to select the access methodology best suited for each data set;

     - proprietary software applications that enhance the access to, and security of, an organization's mission-critical data;

     - patented input/output ("I/O") architectures that can be tuned to optimize the performance of a customer's applications and its ability to access and interact with its data;

     - an international support and service organization that assists customers in determining their data storage needs, designing, implementing and maintaining the system, and training customer personnel; and

     - our certification for complete interoperability among multiple operating systems.

We refer to our complete integrated enterprise storage solutions as MTI Data Services, which are delivered through our principal product line, Vivant.

     The Vivant solution is based upon our proprietary Fibre Channel data storage servers for SANs and NAS connectivity. Vivant systems include the necessary networking components to create sophisticated fabric-based configurations; application software to enable backup, replication, management and high availability options; and a service and support offering that seeks to ensure that our systems perform to the specifications to which they were designed. Our MTI Data Services solution offers our customers the following benefits:

     - SANs and NAS combined into a single cost-effective solution;

     - scalable network connectivity;

     - the ability to tune our system for optimal performance with individual applications;

     - integrated back-up capacity appropriately sized to match online storage requirements;

     - integrated replication for local or remote disaster recovery; and

     - centralized management software that enables the management of multiple operating systems from a single control station.

     Our integration of technology, services and support into a single unique storage architecture reduces the complexity and cost of building and managing discrete SANs and NAS systems. This combination also increases the efficiency of data storage usage by allowing an IT manager the flexibility to allocate storage across multiple platforms. Furthermore, our cross-platform interoperability helps to protect a customer's investment in the event that it chooses to migrate to a new server platform.

OUR PRODUCTS

     Our products include server products consisting of RAID storage subsystems, high performance storage servers, and solid state disk database accelerators; tape library systems; and data management software.

  Storage Server Products

     Our storage server products include our Vivant product line, which is based on our proprietary controller technology, and our Gladiator 3000 product line. These products are utilized primarily with Sun Solaris, HP-UX, Windows NT, Novell Netware, IBM AIX, Compaq Tru64 and Linux operating systems.

  Tape Library Systems

     Tape library systems provide a lower cost, slower access method of recording and retrieving large amounts of data, in comparison to magnetic disk systems. Tape libraries are typically used for recording a secondary backup copy of the data, thus providing extra data protection. We market and sell tape library systems that are utilized primarily with Sun Solaris, HP-UX, Windows NT, Novell Netware, IBM AIX, Compaq Tru64 and Linux operating systems.

  Data Management Software

     Our data management software has been specifically developed and is employed for the direct support and management of stored data and data storage devices. In addition to our own proprietary software, we market and sell Legato's NetWorker, a comprehensive, cross-platform approach for enterprise-wide solutions for network data protection and storage management.

     Revenue from server products represented approximately 74%, 57% and 61% of net product revenue in fiscal years 2000, 1999 and 1998, respectively. Revenues from tape library systems represented approximately 20%, 34% and 31% of net product revenue in fiscal years 2000, 1999 and 1998, respectively. Revenues from data management software represented approximately 6%, 9% and 8% of net product revenue in fiscal years 2000, 1999 and 1998, respectively. See Note 10 of Notes to Consolidated Financial Statements.

SIGNIFICANT BUSINESS DEVELOPMENTS

     Effective February 9, 1996, we entered into an agreement (the "EMC Agreement") with EMC Corporation ("EMC"), selling EMC substantially all of our existing patents, patent applications and related rights. We are entitled to receive $30,000 over the life of this agreement. In addition, we will also receive royalty payments in the aggregate of a minimum of $20,000 and up to a maximum of $30,000. We also received an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market, and sell the technology protected under the applicable patents. This license will terminate in the event there is a change in control of the Company involving certain acquirers. As part of the EMC Agreement, MTI and EMC granted to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the EMC Agreement for a period of five years. See Note 11 of Notes to Consolidated Financial Statements.

SALES AND MARKETING

     In the United States, we primarily market and sell our products directly to end users through our field sales organization and indirectly through selected distributors. As of May 27, 2000, our domestic sales organization consisted of 139 persons, located in 23 sales offices in 17 states. This sales organization included a technical field support staff of approximately 32 systems consultants, who provide consulting services and have experience in the management of complex data and implementing distributed client server systems. As of May 27, 2000, we marketed our products internationally through our field sales organization of 66 people, with five offices located in Germany, France, United Kingdom and Ireland, and indirectly through independent distributors. International sales represented 28%, 33% and 27% of our total revenue in fiscal years 2000, 1999 and 1998, respectively. See Note 10 of Notes to Consolidated Financial Statements.

ORDER BACKLOG

     We generally ship products within 30 days after receipt of a purchase order. Historically, we have had relatively little backlog at any given time and do not consider backlog to be a significant or important measure of sales for any future period. As a result, our net product revenue in any given quarter is dependent on orders booked and products shipped during that quarter.

CUSTOMER SERVICE AND SUPPORT

     The quality and reliability of our products and the ongoing support of these products are important elements of our business. As of May 27, 2000, we provide direct service for all of our products through a service organization of 223 people, located in more than 40 service locations in the United States and Europe. We currently offer a variety of customer services that include system and software maintenance, consulting services, storage management integration and training. We offer on-site service response within four hours, 24 hours a day, seven days per week. We provide our customers with a warranty against defects in our systems and software products for one year and 90 days, respectively. Historically, approximately 75% of our customers have entered into post-warranty maintenance contracts with us. Customer service revenue represented approximately 22%, 22% and 18% of our total revenue in fiscal years 2000, 1999 and 1998, respectively.

PRODUCT DEVELOPMENT

     The computer industry is characterized by rapid technological change and is highly competitive with respect to product innovation and introduction. To develop the many different technologies that support our product development strategy, we have assembled several engineering teams with complementary expertise, consisting of approximately 84 persons as of May 27, 2000. During fiscal years 2000, 1999 and 1998, our research and development spending was approximately $16,000, $12,800 and $12,500, respectively.

     We have two separate primary product development centers: one is located at our corporate headquarters in Anaheim, California, a second, the RAID Technology Center, is located in Sunnyvale, California.

MANUFACTURING

     Our manufacturing operations are located at our Anaheim facility, with an additional facility located in Dublin, Ireland. The Ireland facility manufactures over 90% of certain high-end product lines sold by us in Europe. Manufacturing operations consist primarily of final systems integration and reliability testing and rely principally on outside production companies for the fabrication and assembly of circuit boards. These outside production companies contract with us to produce and assemble products in accordance with our specifications. This "turnkey" approach to product manufacturing reduces our capital and employee requirements and allows us to adopt manufacturing technologies as they emerge.

     The principal components used in our products include networking components, circuit boards, disk drives and chassis. We procure all of our principal components from outside suppliers and have established manufacturing relationships with a number of key vendors. We generally utilize parts and components available from multiple vendors. However, for our Vivant product line, we currently purchase disk drives solely from Seagate Technology, Inc., chipsets solely from Qlogic Corporation and Fibre Channel switches solely from Ancor Communications, Inc. To date, we have been able to obtain supplies of these components and we believe that adequate quantities are available to meet our needs. Disruptions in supply or significant increases in component costs from these vendors would have an adverse effect on our results of operations. See "Risk Factors -- We are dependent on limited source suppliers for principal components used in our products, and disruptions in supply or significant increases in component costs could materially harm our business."

COMPETITION

     The market for our products is extremely competitive. We have a number of competitors in various markets, including EMC, Hewlett-Packard Company, Sun Microsystems, Inc., IBM, Compaq Computer Corporation and Network Appliance, Inc., each of which has substantially greater name recognition, engineering, manufacturing and marketing capabilities, and greater financial and personnel resources than we do. We expect to experience increased competition from established and emerging computer storage hardware and management software companies, particularly Hewlett-Packard, Sun Microsystems, IBM, Compaq and EMC.

     The principal elements of competition in our markets include rapid introduction of new technology, product quality, reliability and performance, quality of service and support, and responsiveness to customer and market needs. We believe that we compete favorably with respect to these factors. However, there can be no assurance that we will be able to compete successfully or that competition will not have a material adverse effect on our results of operations. See "Risk Factors -- The markets for our products are intensely competitive which may lead to reduced sales of our products, reduced profits and reduced market share for our business."

PROPRIETARY RIGHTS

     We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements and technical measures to protect our proprietary rights in our products. Although we continue to take appropriate measures to protect our proprietary rights, there can be no assurance that these measures will be successful. In addition, the laws of certain foreign countries may not protect our intellectual property to the same extent as the laws of the United States. See "Risk Factors -- Our intellectual property is critical to our business and, if we are unable to protect our intellectual property, the success of our business and our results of operations could be materially harmed."

     Pursuant to the February 9, 1996 EMC Agreement, we sold EMC substantially all of our then-existing patents, patent applications, and related rights. We have an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the patents sold to EMC. Pursuant to the terms and conditions of the EMC Agreement, the license we were granted pursuant to that agreement will terminate in the event of a change of control of the Company involving certain identified acquirers. As part of the EMC Agreement, MTI and EMC granted to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the agreement for a period of five years, expiring February 2001.

     Although we often seek patents on our products, we believe that patents are of less significance in our industry than other items as innovative skills and technical expertise, frequency of product enhancements and timeliness and quality of support services provided by us.

EMPLOYEES

     As of May 27, 2000, we had approximately 686 full-time employees worldwide, including 438 in marketing, sales and service support, 98 in manufacturing and quality assurance, 84 in engineering and research and development and 66 in general administration and finance. None of our employees are represented by a labor union, and we consider our relations with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY:

     Our corporate offices, including marketing, sales and support, manufacturing, research and development, and general administration and finance functions, are located in Anaheim, California, in a leased facility consisting of approximately 131,000 square feet. These premises are occupied under a lease agreement that expires in January 2003. We also have a 21,700 square foot facility located in Sunnyvale under a lease agreement that expires in July 2006. We have a 28,500 square foot facility in Dublin, Ireland where we perform assembly and testing on a limited number of products, with the lease expiring in 2023. In addition, we have an 18,600 square foot facility in Westmont, Illinois, used for sales and sales technical support under a lease expiring in June 2005. We believe that our existing facilities are adequate to meet our requirements for at least the next twelve months.

     We also lease approximately 29 sales and support offices located in the U.S. and Europe.

ITEM 3. LEGAL PROCEEDINGS:

     We are from time to time subject to claims and suits arising in the ordinary course of business. In our opinion, the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     On March 22, 2000, an amendment to the Restated Certificate of Incorporation, to increase the number of authorized shares of Common Stock from 40,000,000 to 80,000,000, was approved by written consent of a majority of our stockholders. The number of shares that approved the amendment by written consent was 17,540,885. The number of shares outstanding as of March 14, 2000, the date of record, was 31,849,079.

  Executive Officers of the Registrant

     The following table sets forth the names and ages of all executive officers of the Registrant as of June 19, 2000. A summary of the background and experience of each of these individuals is set forth below.

                    NAME                       AGE                      POSITION(S)
                    ----                       ---                      -----------
Thomas P. Raimondi...........................  42     President and Chief Executive Officer
Dale R. Boyd.................................  41     Senior Vice President, Finance and
                                                      Administration, Chief Financial Officer and
                                                      Secretary
Richard L. Ruskin............................  40     Executive Vice President, European Operations
Venki Venkataraman...........................  51     Senior Vice President, Manufacturing
Dan Brown....................................  48     Senior Vice President, Engineering and Chief
                                                      Technology Officer
Frank H. Yoshino.............................  38     Vice President, Treasury and Human Resources
Stephanie M. Braun...........................  35     Vice President, Corporate Controller and Chief
                                                      Accounting Officer

     Thomas P. Raimondi was named our President and Chief Executive Officer in December 1999. From July 1998 to December 1998, Mr. Raimondi was our Chief Operating Officer. Mr. Raimondi was our Senior Vice President and General Manager from May 1996 until July 1998 and was our Vice President, Strategic Planning, Product Marketing, and Director of Marketing from 1987 until May 1996. Prior to joining MTI, Mr. Raimondi served as Sales Manager for System Industries, Inc. for seven years.

     Dale R. Boyd was named our Senior Vice President, Finance and Administration in June 1998 and has served as our Chief Financial Officer of the Company since April 1996. Mr. Boyd joined MTI in February 1995 as Corporate Controller and was elected as Chief Accounting Officer the same month. Prior to joining MTI, Mr. Boyd was Corporate Controller of Emulex Corporation, a manufacturer of software and hardware-based networking products, from May 1992 to January 1995.

     Richard L. Ruskin was named our Executive Vice President, European Operations in April 2000. Mr. Ruskin was our Senior Vice President of Marketing from September 1999 to April 2000. Prior to that, Mr. Ruskin served in several capacities at MTI since 1988, including Vice President of U.S. Sales.

     Venki Venkataraman was named our Senior Vice President, Manufacturing in June 1998. Mr. Venkataraman served as our Vice President, Operations from April 1996 to June 1998. Prior to joining MTI, Mr. Venkataraman served in several capacities for The Foxboro Company, a division of Siebe PLC, from 1988 to 1996. His most recent position with Foxboro was as Manager of Product Development for the systems products division, a post he held for two years.

     Dan Brown was named our Chief Technology Officer in July 1999. He joined MTI in September 1998, and has served as Senior Vice President, Engineering. Prior to joining MTI, Mr. Brown served in various capacities including Senior Vice President of Engineering for Storage Concepts, Inc., a manufacturer of data storage products, from June 1996 to September 1998. From January 1987 to June 1996 Mr. Brown was the Vice President and Managing Director for the I/O product division at Western Digital Corporation, a disk drive manufacturer. Mr. Brown has more than 25 years experience in the computer industry.

     Frank H. Yoshino was named our Vice President, Treasury and Human Resources in January 1999. Mr. Yoshino had been our Treasurer since July 1996. Prior to joining the Company, Mr. Yoshino was Treasury Director of Emulex Corporation from March 1992 to July 1996. Prior to this time, Mr. Yoshino served as Senior Financial Analyst for Ashton-Tate.

     Stephanie M. Braun was made a Vice President in July 1999. Ms. Braun has been Corporate Controller since July 1997 and was elected Chief Accounting Officer in October 1997. Ms. Braun served as our Director of General Accounting from July 1996 to June 1997 and as our Accounting Manager from June 1994 to June 1996. Prior to joining MTI, Ms. Braun was the Financial Analyst Supervisor for a division of ITT Cannon from June 1991 to June 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS:

PRINCIPAL MARKET AND PRICES

     Our common stock is quoted on the Nasdaq National Market. The following table sets forth the range of high and low sales prices per share of our common stock for each quarterly period as reported on The Nasdaq National Market for the periods indicated. The price of our common stock at the close of business on June 19, 2000 was $9.6875.

                                                                  SALES PRICES
                                                              --------------------
                                                                HIGH        LOW
                      FISCAL YEAR 1999                        --------    --------
First Quarter...............................................  $17.0000    $ 7.6250
Second Quarter..............................................    9.8750      3.3125
Third Quarter...............................................    5.9375      3.1875
Fourth Quarter..............................................    6.7500      4.6250

FISCAL YEAR 2000
First Quarter...............................................   16.4375      4.5000
Second Quarter..............................................   29.6250     14.7500
Third Quarter...............................................   37.5000     14.1250
Fourth Quarter..............................................   54.3750     23.8125

NUMBER OF COMMON STOCKHOLDERS

     The approximate number of record holders of our common stock as of June 19, 2000 was 272.

DIVIDENDS

     We have never declared or paid any dividends. We currently expect to retain earnings for use in the operation of our business and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, the terms of our bank line of credit prohibit us from declaring or paying any cash dividends.

WARRANTS

     In February 2000, in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, we issued 1,266 shares of common stock to GB Storage SARL as a result of a cashless exercise of 1,988 shares of common stock, at a price per share of $12.00, pursuant to a warrant agreement with GB Storage SARL dated February 1998.

ITEM 6. SELECTED FINANCIAL DATA:

                                                                   FISCAL YEAR ENDED
                                                --------------------------------------------------------
                                                APRIL 1,    APRIL 3,    APRIL 4,    APRIL 5,    APRIL 6,
                                                  2000        1999        1998        1997        1996
                                                --------    --------    --------    --------    --------
SELECTED STATEMENT OF OPERATIONS DATA:
Net product revenue...........................  $177,770    $157,456    $163,707    $120,359    $ 97,682
Service revenue...............................    49,327      44,193      36,304      33,368      34,232
                                                --------    --------    --------    --------    --------
         Total revenue........................   227,097     201,649     200,011     153,727     131,914
Product gross profit..........................    71,202      50,689      56,747      36,752      23,625(1)
Service gross profit..........................    18,871      16,276      14,262      13,172      12,070(2)
                                                --------    --------    --------    --------    --------
Gross profit..................................    90,073      66,965      71,009      49,924      35,695
Operating expenses:
  Selling, general and administrative.........    64,829      46,326      41,055      34,936      65,715(3)
  Research and development....................    16,017      12,765      12,475      10,103      14,384
                                                --------    --------    --------    --------    --------
  Total operating expenses....................    80,846      59,091      53,530      45,039      80,099(4)
                                                --------    --------    --------    --------    --------
  Operating income (loss).....................     9,227       7,874      17,479       4,885     (44,404)
Other income (expense), net...................       998       3,739       2,557       1,483      (4,636)(5)
Income tax expense (benefit)..................   (15,095)      1,521       2,020         664         179
                                                --------    --------    --------    --------    --------
  Net income (loss)...........................  $ 25,320    $ 10,092    $ 18,016    $  5,704    $(49,219)
                                                ========    ========    ========    ========    ========
Net income (loss) per share:
  Basic.......................................  $   0.84    $   0.35    $   0.68    $   0.22    $  (2.54)
                                                ========    ========    ========    ========    ========
  Diluted.....................................  $   0.76    $   0.34    $   0.62    $   0.22    $  (2.54)
                                                ========    ========    ========    ========    ========
Weighted average shares used in per share
  computation:
  Basic.......................................    30,268      28,451      26,674      25,638      19,400
                                                ========    ========    ========    ========    ========
  Diluted.....................................    33,232      29,710      29,112      26,437      19,400
                                                ========    ========    ========    ========    ========

                                                APRIL 1,    APRIL 3,    APRIL 4,    APRIL 5,    APRIL 6,
                                                  2000        1999        1998        1997        1996
                                                --------    --------    --------    --------    --------
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents.....................  $  8,791    $  7,213    $  7,768    $  3,487    $  4,055
Working capital (deficit).....................    51,434      29,997      16,711     (12,267)    (25,966)
Total assets..................................   180,947     113,778     105,091      83,592      84,023
Long-term debt, less current maturities.......        --          --          --           6       5,966
Total stockholders' equity (deficiency).......   113,495      54,141      42,146      16,377        (187)

---------------
Notes:

(1) Includes a charge of $2,056 to increase excess and obsolete reserves on identified slower-moving or obsolete product inventories that support the DEC market.

(2) Includes a charge of $504 to write-down to estimated net realizable value field service spares inventories that support the DEC market.

(3) Includes a charge of $16,591 to write-down goodwill and a $2,088 charge for settlement of a stockholder lawsuit and related legal costs.

(4) Includes a charge of $1,777 for restructuring and severance costs, a charge of $655 to write-off idle fixed assets and a charge of $1,855 for sales and use tax liability.

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

                                                                   FISCAL YEAR ENDED
                                                            --------------------------------
                                                            APRIL 1,    APRIL 3,    APRIL 4,
                                                              2000        1999        1998
                                                            --------    --------    --------
Net product revenue.......................................    78.3%       78.1%       81.8%
  Service revenue.........................................    21.7        21.9        18.2
                                                             -----       -----       -----
          Total revenue...................................   100.0       100.0       100.0
Product gross profit......................................    40.1        32.2        34.7
Service gross profit......................................    38.3        36.8        39.3
                                                             -----       -----       -----
          Gross profit....................................    39.7        33.2        35.5
Selling, general and administrative.......................    28.5        23.0        20.6
Research and development..................................     7.1         6.3         6.2
                                                             -----       -----       -----
          Operating income................................     4.1         3.9         8.8
Other income, net.........................................     1.7         1.9         1.3
Equity in net loss of affiliate...........................     1.2          --          --
Income tax expense (benefit)..............................    (6.6)        0.8         1.0
                                                             -----       -----       -----
          Net income......................................    11.2%        5.0%        9.1%
                                                             =====       =====       =====

     Net Product Revenue: Net product revenue for fiscal year 2000 increased $20.3 million, or 13% from fiscal year 1999. This increase was primarily due to increased revenue of $40.8 million from server products, partially offset by decreased revenue from tape products and software products of $16.8 million and $3.7 million, respectively. During fiscal year 2000, the Company's focus shifted away from resale of tape product to the sale of its own proprietary server products. Server product revenue in fiscal year 2000 from the Vivant product family was $67.7 million, up from essentially zero in fiscal year 1999 when the Vivant product family was introduced. The Company believes that it may experience a reduction in demand from internet related businesses due to a softening in capital markets for these businesses which could negatively impact our net product revenue and results of operations. See "Risk Factors -- If there is a decrease in the demand for our products by internet related businesses, our business could materially suffer."

     Net product revenue in fiscal year 1999 decreased $6.3 million, or 4%, from fiscal year 1998. This decrease was primarily due to decreased revenue of $11.2 million from server products, partially offset by royalty revenue, tape products and software revenue increases of $2.0 million, $1.8 million and $1.1 million, respectively, over fiscal year 1998.

     Service Revenue: Service revenue was $49.3 million for fiscal year 2000, an increase of $5.1 million, or 12%, from fiscal year 1999. This increase was primarily due to increased revenue from maintenance contracts both domestically and in Europe.

     Service revenue was $44.2 million for fiscal year 1999, an increase of $7.9 million, or 22%, over the prior year. The increase is primarily due to an increased volume of service contracts associated with increased product sales volume in fiscal year 1998 and a reduced warranty period on tape products effective in fiscal year 1999.

     Product Gross Profit: Product gross profit for fiscal year 2000 was $71.2 million, an increase of $20.5 million, or 40%, over fiscal year 1999, and the product gross profit percentage of net product sales was 40% for fiscal year 2000 as compared to 32% for fiscal year 1999. The increase in the product gross profit percentage is primarily due to the increase in sales of server products, which historically carry a higher margin and the impact of the introduction of the Vivant product line.

     Product gross profit was $50.7 million for fiscal year 1999, a decrease of $6.1 million, or 11%, from fiscal year 1998, and the gross profit percentage of net product sales was 32% for fiscal year 1999 as compared to 35% for fiscal year 1998. The decrease in gross profit percentage was primarily due to reduced margins on tape products, which historically carry a lower margin.

     Service Gross Profit: Service gross profit percentage for fiscal year 2000 increased $2.6 million, or 16%, over fiscal year 1999. The gross profit percentage for service revenue was 38% in fiscal year 2000 as compared to 37% in fiscal year 1999. This increase in gross profit percentage was primarily due to increased revenue from contracts without corresponding increases in support costs. The Company expects the number of Vivant units sold to increase in fiscal year 2001. Due to the increased number of installed Vivant units and the increased complexity of Vivant products compared to previous products sold, the Company intends to increase overall service and support headcount and upgrade the skills of its staff to support the more complex product. As a result, the Company expects that service cost of revenue will increase in fiscal year 2001, which may adversely affect service gross profit. See "Risk Factors -- We may be unable to hire, retain and integrate highly skilled personnel needed to sustain our business."

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

     Selling, General and Administrative Expenses: Selling, general and administrative expenses in fiscal year 2000 increased $18.5 million, or 40%, over fiscal year 1999. This increase and the increase as a percentage of total revenue were primarily due to increased compensation and related costs, exclusive of commissions, of $6.1 million resulting from increased headcount, increased commissions of $5.7 million, increased marketing efforts of $2.9 million, $0.6 million of severance related costs in fiscal year 2000 and increases in other expenses of $3.3 million. Effective with fiscal year 2001, the Company modified its variable compensation plan (commissions and bonuses) which it believes will reduce compensation expense as a percentage of total revenue. The Company believes that this reduction will be partially offset by an increase in technical sales headcount and training costs.

     Selling, general and administrative expenses in fiscal year 1999 increased $5.3 million, or 13%, over fiscal year 1998. This increase in dollars was primarily due to increased compensation-related costs resulting from increased staff.

     Research and Development Expenses: Research and development expenses in fiscal year 2000 increased $3.3 million, or 25%, over fiscal year 1999. This increase is attributable to increased project costs of $2.0 million, increased salary and related costs of $1.1 million related to increased headcount and increased other expenses of $0.2 million. The Company intends to increase its investment in research and development in absolute dollars and as a percentage of total revenue in fiscal year 2001 as it continues to expand into additional markets, such as NAS storage systems.

     Research and development expenses in fiscal year 1999 increased $0.3 million, or 2%, from fiscal year 1998. Research and development expenses were 6% of total revenue in both fiscal years 1999 and 1998.

     Other Income (Expense), Net: Other income (expense), net, exclusive of equity in net loss of affiliate, in fiscal year 2000 increased $0.1 million, or 2%, over fiscal year 1999. Other income (expense), net, exclusive of equity in net loss of affiliate, was 2% of total revenue in fiscal years 2000 and 1999.

     Other income (expense), net in fiscal year 1999 increased $1.2 million, or 46%, over fiscal year 1998. This increase was primarily due to reduced interest expense in fiscal year 1999 as compared to the prior year as a result of decreased credit line balances.

     Equity in Net Loss of Affiliate: Equity in net loss of affiliate represents the Company's proportionate share of Caldera Systems, Inc.'s ("Caldera") net losses and amortization of the goodwill related to the investment made in Caldera in August 1999. See Note 4 of Notes to Consolidated Financial Statements.

     Income Taxes: The Company recorded a net tax benefit of $15.1 million in fiscal year 2000. This benefit is a one time benefit which is primarily a result of the reversal of valuation allowances held against certain net operating loss carryforwards. The reversal of the valuation allowance was a result of management's determination that it was more likely than not that the related deferred tax assets would be realized based on projected financial results and available tax planning strategies.

     The Company recorded a net tax expense of $1.5 million for fiscal year 1999, as compared to $2.0 million in fiscal year 1998. The decrease was primarily due to lower income for fiscal year 1999 as compared to fiscal year 1998. See Note 7 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $8.8 million and $7.2 million at April 1, 2000 and April 3, 1999, respectively, an increase of $1.6 million. Net operating activities provided cash of $1.4 million in fiscal year 2000, a decrease of $6.9 million, primarily due to $25.6 million of net income adjusted for non-cash items and increases in accounts payable and accrued and other liabilities of $7.4 million, substantially offset by an increase in accounts receivable of $22.1 million as a result of increased total revenue and increased days sales outstanding, and an increase in gross inventories of $10.9 million primarily due to increased revenue and an increase in product offerings. Net investing activities used cash of $10.8 million due to expenditures for capital equipment of $6.2 million and an equity investment in affiliate that required cash of $4.5 million. See Note 4 of Notes to Consolidated Financial Statements. Net cash provided by financing activities was $11.0 million primarily due to the exercise of stock options and warrants providing cash of $16.8 million, partially offset by net borrowings of $5.8 million.

     At April 1, 2000, the Company's days sales outstanding were 112 days, as compared to 96 days at April 3, 1999. The Company's average days sales outstanding is impacted by the high percentage of sales occurring within the last month of each quarter. The Company anticipates that its days sales outstanding will continue to be negatively impacted by this sales linearity issue. See "Risk Factors -- A significant portion of our sales occur in the last month of a given quarter and we operate without a significant backlog of orders. Consequently, our results of operations for that quarter may not meet our expectations."

     Effective July 31, 1998, the Company entered into an agreement with Silicon Valley Bank and General Electric Capital Corporation whereby the Company may borrow up to $30.0 million under an asset secured domestic line of credit, limited by the value of pledged collateral. Effective July 22, 1999, the Company renewed its agreement with Silicon Valley Bank and General Electric Capital Corporation. The agreement allows the Company to borrow at a rate equal to the prime rate. Borrowings under the line of credit are subject to certain financial and operating covenants, including, without limitation, various financial covenants requiring the Company to maintain a minimum current ratio, debt-net worth ratio, tangible net worth and level of profitability, and restricts the Company from paying any dividends. The Company was in compliance with these covenants at April 1, 2000. The term of the agreement is for one year. There were no borrowings outstanding under this agreement at June 19, 2000.

     Effective February 9, 1996, the Company entered into the EMC Agreement selling EMC substantially all of the Company's existing patents, patent applications and related rights. Pursuant to the EMC Agreement, the Company is entitled to receive $30.0 million over the life of this agreement, in six equal annual installments of $5.0 million each. The Company has received five of the six installments. The sixth and final payment is due January 2001. The Company will also receive royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the EMC Agreement. As part of the maximum $30.0 million of royalties, minimum royalties of $10.0 million will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the EMC Agreement, and within thirty days of each subsequent anniversary thereof. The first four annual installments were received in March 1997, March 1998, March 1999 and March 2000. Also, pursuant to the terms of the EMC Agreement, $10.0 million of the maximum $30.0 million of royalties, will be received in five equal annual installments as a result of a computer and technology agreement between EMC and IBM announced in March 1999. The first annual installment was received in March 2000. The EMC Agreement provides that the remaining four payments will be received annually beginning in March 2001.

     Management believes that the Company's working capital, bank lines of credit and cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for the next twelve months; however, in the longer term, the Company may require additional funds to support its working capital requirements including financing of accounts receivable and inventory, or for other purposes, and may seek to raise such funds through public or private equity financing, bank lines of credit or from other sources. The Company's current line of credit agreement will expire July 31, 2000. The Company has begun negotiations for a renewal of its existing credit facility and believes the Company will be able to secure comparable financing prior to the expiration of the existing credit facility. No assurance can be given that additional financing will be available or, if available, will be on terms favorable to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities and exposure definition. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged asset, liabilities, or firm commitments through earnings, or reported in other comprehensive income until the hedge is recognized in earnings. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133" was issued. The statement defers the effective date of SFAS No. 133 until the first quarter of fiscal year 2002. In June 2000, SFAS No. 138, "Accounting for certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" was issued. Although the Company continues to review the effect of the implementation of SFAS No. 133 and No. 138, the Company does not currently believe their adoption will have a material impact on its financial position or overall trends in results of operations and does not believe adoption will result in significant changes to its financial risk management practices. However, the impact of adoption on the Company's results of operations is dependent upon the fair values of the Company's derivatives and related financial instruments at the date of adoption and may result in more pronounced quarterly fluctuations in other income and expense.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to follow the guidance in the SAB no later than the first quarter of its fiscal year 2001. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB No. 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on our financial position or results of operations.

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

     As of June 19, 2000, the Company had not experienced any significant issues in relation to the year 2000 issue in both its internal infrastructure as well as its products. Additionally, the Company has not been made aware of any significant year 2000 issues experienced by its customers or third party vendors. The Company will continue to monitor year 2000 issues throughout calendar 2000 with a focus on those dates impacted by the year 2000 issue.

     The Company has incurred costs consisting primarily of internal labor costs that are considered to be immaterial. Any additional costs, which are considered primarily internal labor costs, are anticipated to be immaterial.

RISK FACTORS

     The non-historical information in this Form 10-K constitute forward-looking statements and involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "believes," "expects," "may," "will," "should," "seeks," "anticipates," "intends," "plans" and similar expressions. Our actual results may differ materially from those discussed in these statements. The sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" contain a discussion of some of the factors that could contribute to those differences. Factors that could contribute to these differences include those discussed below and elsewhere in this Form 10-K.

A SIGNIFICANT PORTION OF OUR SALES OCCUR IN THE LAST MONTH OF A GIVEN QUARTER AND WE OPERATE WITHOUT A SIGNIFICANT BACKLOG OF ORDERS. CONSEQUENTLY, OUR RESULTS OF OPERATIONS FOR THAT QUARTER MAY NOT MEET OUR EXPECTATIONS.

     We have historically experienced a significant portion of our orders, sales and shipments in the last month or weeks of each quarter. We expect this pattern to continue, and possibly increase, in the future. This uneven pattern makes our ability to forecast revenues, earnings and working capital requirements for each quarter extremely difficult and uncertain. It has also increased our days sales outstanding and is expected to continue to do so. For example, at April 3, 1999 our days sales outstanding were 96 and at April 1, 2000 our days sales outstanding were 112. If we do not receive orders that we have anticipated or complete shipments within a given quarter, our results of operations could be materially harmed for that quarter.

     In addition, we operate without a significant backlog of orders. As a result, our quarterly sales and operating results in any given quarter are dependent, in large part, upon the volume and timing of orders booked and products shipped during that quarter. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unanticipated decrease in our orders, sales or shipments. Therefore, any decline in the demand for our products and services, in relation to our forecast for any given quarter, could materially harm our results of operations.

THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO INTRODUCE NEW PRODUCTS ON A TIMELY BASIS.

     We believe that the development and introduction of new, innovative products with features that respond to our customers' changing demands and incorporate new technological standards will be critical to our future success. We may not be able to design and manufacture products that address customer needs or achieve market acceptance. Any significant delay or failure by us to design, manufacture and successfully introduce new products could materially harm our business. Our ability to successfully introduce new products depends on several factors, including:

     - timely completion of product design;

     - achievement of acceptable manufacturing yields; and

     - market acceptance.

We face additional risks inherent in new product introductions, including:

     - competitors' responses to our product introductions;

     - pricing pressures from competitors' products;

     - difficulties in forecasting customer demand;

     - the desire by customers to evaluate new products for longer periods of time; and

     - unanticipated development problems or delays.

     These risks may result in unanticipated costs, diversion of management's attention or the abandonment of the development of a specific product. In addition, we may not be able to effectively manage the transitions to new products or new technologies, which could materially harm our business.

THE MARKETS FOR OUR PRODUCTS ARE INTENSELY COMPETITIVE WHICH MAY LEAD TO REDUCED SALES OF OUR PRODUCTS, REDUCED PROFITS AND REDUCED MARKET SHARE FOR OUR BUSINESS.

     The markets for our products are intensely competitive, and we expect competition to intensify in the future. If we fail to maintain or enhance our competitive position, we could experience pricing pressures and reduced sales, margins, profits, and market share, each of which could materially harm our business. Our customers' requirements and the technology available to satisfy those requirements are continually changing. Therefore, we must be able to respond to these changes in order to remain competitive. The principal elements of competition in our markets include:

     - ability to introduce new technology;

     - product quality, reliability and performance;

     - quality of service and support; and

     - responsiveness to customer and market needs.

     We have a number of competitors in various markets, including EMC, Hewlett-Packard, Sun Microsystems, IBM, Compaq and Network Appliance, each of which has substantially greater name recognition, engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources than we do.

OUR SYSTEMS ARE COMPLEX AND MAY CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS THAT COULD BE DIFFICULT, COSTLY AND TIME CONSUMING TO REPAIR.

     Undetected software or hardware errors frequently occur in networking products when they are first introduced or as new versions of products are released. Our systems are complex, and from time to time we may find errors in our existing, new or enhanced products. In addition, our systems are combined with products and components made by other vendors, and if errors occur, it may be difficult to identify the source of the problem. These errors, whether caused by our or another vendor's products, could:

     - adversely affect sales of our products;

     - cause us to incur significant warranty and repair costs;

     - divert the attention of our engineering personnel from our product development efforts;

     - cause significant customer relations problems;

     - harm our competitive position;

     - hurt our reputation; and

     - cause purchase delays.

Any of these effects could materially harm our business or results of operations.

WE MAY BE UNABLE TO HIRE, RETAIN AND INTEGRATE HIGHLY SKILLED PERSONNEL NEEDED TO SUSTAIN OUR BUSINESS.

     Our future success depends to a significant degree upon our ability to hire, train, motivate and retain additional personnel, particularly those in sales, marketing and engineering. Competition for these people is intense. If we are unable to attract or retain qualified people in the future, or if we experience delays in hiring required personnel, our ability to develop, introduce or sell our products could be materially harmed. In addition, if we are unable to retain our current employees, or any future employees, our business or results of operations could be materially harmed.

WE ARE DEPENDENT ON LIMITED SOURCE SUPPLIERS FOR PRINCIPAL COMPONENTS USED IN OUR PRODUCTS, AND DISRUPTIONS IN SUPPLY OR SIGNIFICANT INCREASES IN COMPONENT COSTS COULD MATERIALLY HARM OUR BUSINESS.

     For our Vivant product line, we currently purchase disk drives solely from Seagate, chipsets solely from Qlogic, host bus adapters solely from JNI, Emulex and Sun Microsystems, and Fibre Channel switches solely from Ancor Communications, Inc. Disruptions in supply or significant increases in the component costs from these vendors could materially harm our business and our results of operations.

WE ORDER COMPONENTS AND MATERIALS BASED ON ROLLING FORECASTS WHICH COULD CAUSE US TO OVERESTIMATE OR UNDERESTIMATE OUR ACTUAL REQUIREMENTS. THIS COULD CAUSE US TO INCREASE OUR COSTS OR PREVENT US FROM MEETING CUSTOMER DEMAND.

     We use rolling forecasts based on anticipated product orders to determine our component requirements. Lead times for materials and components that we order vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for such components. As a result, our component requirement forecasts may not be accurate. If we overestimate our component requirements, we may have excess inventory, which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our business and results of operations.

OUR QUARTERLY RESULTS MAY FLUCTUATE FROM PERIOD TO PERIOD. THEREFORE, HISTORICAL RESULTS MAY NOT BE INDICATIVE OF FUTURE RESULTS OR HELPFUL IN EVALUATING THE RESULTS OF OUR BUSINESS.

     We have experienced quarterly fluctuations in operating results and anticipate that these fluctuations may continue in the future. These fluctuations have resulted from, and may continue to be caused by, a number of factors, including:

     - changes in demand for our Vivant line of products and services;

     - the introduction of new products by our competitors and competitive pricing pressures;

     - the timing of customer orders;

     - the timing of the introduction of new products and new versions of our products;

     - shifts in our product mix;

     - the timing of sales, marketing, research and development expenditures;
       and

     - decreases in our gross profit as a percentage of revenues for mature products.

Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indications of our future performance. We cannot assure you that we will remain profitable on a quarter-to-quarter basis or that our future revenues and operating results will meet or exceed the expectations of securities analysts and investors, any of which could cause a significant adverse change in the trading price of our common stock.

IF THERE IS A DECREASE IN THE DEMAND FOR OUR PRODUCTS BY INTERNET RELATED BUSINESSES OUR BUSINESS COULD MATERIALLY SUFFER.

     In fiscal year 2000, we derived a significant portion of our revenue from the sale of our products to internet related businesses. Any decrease in the growth of the internet, in the demand of our products by internet related businesses or in the financial resources available to internet related business to purchase our products could have a material adverse effect on our business, financial condition and results of operations.

WE ARE SUBJECT TO FINANCIAL AND OPERATING RISKS ASSOCIATED WITH INTERNATIONAL SALES.

     International sales represent a significant portion of our total revenue. For example, international sales represented 28% of our total sales for fiscal year 2000. If we are unable to maintain international market demand for our products, our results of operations could be materially harmed. Our international business is subject to the financial and operating risks of conducting business internationally, including:

     - unexpected changes in, or impositions of, legislative or regulatory requirements;

     - fluctuating exchange rates, tariffs and other barriers;

     - difficulties in staffing and managing foreign subsidiary operations;

     - export restrictions;

     - greater difficulties in accounts receivable collection and longer payment cycles;

     - potentially adverse tax consequences; and

     - potential hostilities and changes in diplomatic and trade relationships.

     All of our sales in international markets are priced in the applicable local currency and are subject to currency exchange rate fluctuations. We currently enter into foreign currency exchange contracts on a limited basis in an attempt to minimize foreign currency exposure, which can be costly or limited in their effectiveness. If we are faced with significant changes in the regulatory and business climate in our international markets, our business and results of operations could suffer.

     In the future, we may expand our international presence in other markets which may require significant financial and managerial resources. In addition, expansion into new international markets may involve additional risks, including uncertainty of market acceptance of our products due to language, cultural or other barriers, and differences in technologies and computing infrastructures needed to utilize our products and services. If our international expansion efforts do not yield anticipated levels of sales, our business and results of operations could be materially harmed.

WE DEPEND UPON OUR KEY PERSONNEL.

     We believe that our success is dependent, to a significant extent, upon the efforts and abilities of our senior management team, particularly our executive officers. The loss of services of our executive officers could materially harm our business. The failure to retain key members of our senior management team, or to implement a succession plan to prepare qualified individuals to join us upon the loss of a member of our senior management team, could materially harm our business.

IF WE ARE UNABLE TO COMPLY WITH EVOLVING INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS WE MAY BE UNABLE TO SELL OUR SYSTEMS OR BE COMPETITIVE IN THE MARKETPLACE.

     Our systems must comply with current industry standards and government regulations in the United States and internationally. Any new products and product enhancements that we introduce in the future must also meet industry standards and government regulations at the time they are introduced. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals on a timely basis could materially harm our business. In addition, such compliance may be time consuming and costly.

     Our systems integrate SAN and NAS technologies into a single storage architecture. Components of the SAN and NAS must comply with evolving industry standards. We depend on companies that provide other components of the SAN and NAS to also meet these standards. If our vendors or customers do not support the same industry standards that we do, or if competing standards emerge that we do not support, market acceptance of our products could suffer.

OUR INTELLECTUAL PROPERTY IS CRITICAL TO OUR BUSINESS AND, IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, THE SUCCESS OF OUR BUSINESS AND OUR RESULTS OF OPERATIONS COULD BE MATERIALLY HARMED.

     Our intellectual property includes patents, proprietary technology, trade secrets, copyrights and trademarks. We rely on a combination of intellectual property laws and employee and third-party non-disclosure agreements to protect our intellectual property rights. Third parties may infringe upon our intellectual property rights, and we may be unable to detect this unauthorized use or effectively enforce our rights. Any legal action that we may bring to protect our intellectual property rights could be expensive and distract our management from day to day operations. In addition, the laws of some countries in which we sell our products do not protect our intellectual property rights to the same extent as the laws in the United States. Unauthorized use or misappropriation of our intellectual property could materially harm our business.

WE MAY FACE COSTLY DAMAGES OR LITIGATION COSTS IF THIRD PARTIES CLAIM THAT WE INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS.

     Our business activities may infringe upon the proprietary rights of others, and other parties may assert infringement claims against us. In addition, in the future, we may receive communications from other parties asserting that our intellectual property infringes on their proprietary rights. If we become liable to any third party for infringing its intellectual property rights, we could be required to pay substantial damage awards and to develop non-infringing technology, obtain licenses or cease selling the applications that contain the infringing intellectual property. We could have to redesign our products, which could be costly and time-consuming and could substantially delay product shipments, assuming that a redesign is feasible. We may be unable to develop non-infringing technology or obtain licenses on commercially reasonable terms, if at all. Litigation is subject to inherent uncertainties, and any outcome unfavorable to us could materially harm our business. Furthermore, we could incur substantial costs in defending against any intellectual property litigation, and these costs could increase significantly if any dispute were to go to trial. Our defense of any litigation, regardless of the merits of the complaint, will likely be time-consuming, costly and a distraction for our management personnel. Adverse publicity related to any intellectual property litigation could also harm the sale of our products and damage our competitive position.

OUR STOCK PRICE MAY BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS AND TO SECURITIES LITIGATION.

     The value of your investment in our common stock could decline due to significant volatility caused by:

     - variations between our actual and anticipated earnings;

     - the timing and announcement of new products by us or our competitors;

     - services or technological innovations by us or our competitors;

     - failure of our results of operations to meet the expectations of public market analysts and investors;

     - changes in revenue or earnings estimates by the investment community;

     - speculation in the press or investment community about our business or competitive position;

     - the volume of trading in our common stock; and

     - market conditions broadly and the trading price of shares of technology companies generally.

OUR STOCK OWNERSHIP IS CONCENTRATED IN A SINGLE STOCKHOLDER, AND OTHER STOCKHOLDERS MAY NOT BE ABLE TO INFLUENCE CORPORATE DECISIONS.

     Raymond J. Noorda, our Chairman of the Board, is also the Chairman of the Board of our largest stockholder, The Canopy Group, Inc. ("Canopy"). Canopy beneficially owns approximately 45% of our outstanding common stock and is able to substantially affect our actions which require stockholder approval, including the election of the Board of Directors and the approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and will make some transactions difficult or impossible without his support.

WE HAVE ADOPTED ANTI-TAKEOVER DEFENSES THAT COULD AFFECT THE PRICE OF OUR COMMON STOCK.

     Our restated certificate of incorporation and bylaws contain various provisions, including notice provisions, provisions for staggered terms of office of the board of directors, and provisions authorizing us to issue preferred stock, that may make it more difficult for a third-party to acquire, or may discourage acquisition bids for, our company. In addition, the rights of holders of our common stock may be adversely affected by the rights of holders of any preferred stock that we may issue in the future that would be senior to the rights of the holders of our common stock. Furthermore, we are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

     The Company's European operations transact in foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound sterling and the Euro. The Company has and may continue to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks, none of which were outstanding at April 1, 2000. There can be no assurance that such actions will successfully reduce the Company's exposure to financial market risks.

     The Company maintains a $30.0 million credit line. The interest rate applied to any debt outstanding under this credit line is equal to the prime rate and is, therefore subject to a certain amount of risk arising from fluctuations in these rates. However, we believe that a 10% increase in interest rates would not have a material impact on the Company's results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     Information with respect to directors of the Company is incorporated by reference to the information set forth in the Company's 2000 Proxy Statement under the caption "Directors and Executive Officers." Information with respect to the Company's executive officers is set forth in Part I, above, under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION:

     The information set forth under the caption "Compensation of Directors and Executive Officers and Other Information" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The information set forth under the caption "Voting Securities and Principal Holders Thereof" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     The information set forth under the caption "Compensation of Directors and Executive Officers and Other Information" in the Company's 2000 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

     The following Consolidated Financial Statements of MTI and the Independent Auditors' Report are attached hereto beginning on pages F-1 and S-1.

     (a)(1) Consolidated Financial Statements:

              Independent Auditors' Report

              Consolidated Balance Sheets as of April 1, 2000 and April 3, 1999

              Consolidated Statements of Income for fiscal years 2000, 1999 and 1998

              Consolidated Statements of Stockholders' Equity for fiscal years 2000, 1999 and 1998

              Consolidated Statements of Cash Flows for fiscal years 2000, 1999 and 1998

              Notes to Consolidated Financial Statements

     (2) The following financial statement schedule for fiscal years 2000, 1999 and 1998 is submitted herewith:

              Schedule II -- Valuation and Qualifying Accounts (See page S-1)

              All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

     (3) Exhibits included herewith (numbered in accordance with Item 601 of Regulation S-K):

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
       3.1   Restated Certificate of Incorporation of the Company,
             incorporated by reference to Exhibit 3.1 of the Company's
             Registration Statement on Form S-1 (No. 33-75180).
       3.2   Restated Bylaws, incorporated by reference to Exhibit 10.51 of the Company's Quarterly Report on Form 10-Q for the
             quarterly period ended January 3, 1998.
       4.1   Form of Registration Rights Agreement between the Company
             and certain Purchasers, and schedule of such Purchasers,
             incorporated by reference to Exhibit 4.1 of the Company's
             Registration Statement on Form S-1 (No. 33-75180).
       4.2   Registration Rights Agreement among the Company, Dialogic
             System Corporation and NFT Ventures, Inc., dated June 15,
             1992, as amended as of April 1, 1993 and as of February 11,
             1994, incorporated by reference to Exhibit 4.2 of the
             Company's Registration Statement on Form S-1 (No. 33-75180).
       4.3   Registration Rights Agreement between the Company and NFT
             Ventures, Inc., dated November 30, 1992, incorporated by
             reference to Exhibit 4.3 of the Company's Registration
             Statement on Form S-1 (No. 33-75180).
       4.4   Registration Rights Agreement between the Company and
             Dialogic Systems Corporation, dated November 30, 1992,
             incorporated by reference to Exhibit 4.11 of the Company's
             Registration Statement on Form S-1 (No. 33-75180).
       4.5   Specimen Stock Certificate, incorporated by reference to
             Exhibit 4.12 of the Company's Registration Statement on Form
             S-1 (No. 33-75180).
      10.1   Triple Net Lease between the Company and Catellus
             Development Corporation effective December 20, 1991,
             incorporated by reference to Exhibit 10.2 of the Company's
             Registration Statement on Form S-1 (No. 33-75180).
      10.2   Owner Participation Agreement between the Company, Catellus
             Development Corporation and Anaheim Redevelopment Agency,
             dated as of January 7, 1992, including exhibits,
             incorporated by reference to Exhibit 10.3 of the Company's
             Registration Statement on Form S-1 (No. 33-75180).
     *10.3   Form of Nonqualified Stock Option Agreement under the Stock
             Incentive Plan, incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1 (No.
             33-75180).
     *10.4   Form of Indemnification Agreement, incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on
             Form S-1 (No. 33-75180).
     *10.5   Micro Technology, Inc. Incentive Stock Option Plan -- 1985,
             incorporated by reference to Exhibit 10.20 of the Company's
             Registration Statement on Form S-1 (No. 33-75180).
     *10.6   1987 Incentive Stock Option and Nonqualified Stock Option
             Plan of the Company (the "1987 Stock Option Plan"),
             incorporated by reference to Exhibit 10.21 of the Company's
             Registration Statement on Form S-1 (No. 33-75180).
     *10.7   Form of Incentive Common Stock Option Agreement under the
             1987 Stock Option Plan, incorporated by reference to Exhibit
             10.22 of the Company's Registration Statement on Form S-1
             (No. 33-75180).
     *10.8   Form of Nonqualified Common Stock Option Agreement under the
             1987 Stock Option Plan, incorporated by reference to Exhibit
             10.23 of the Company's Registration Statement on Form S-1
             (No. 33-75180).
     *10.9   Stock Incentive Plan of the Company, incorporated by
             reference to Exhibit 10.24 of the Company's Registration
             Statement on Form S-1 (No. 33-75180).

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
     *10.10  1988 Stock Option Plan, as amended August 12, 1991, of SF2
             Corporation, incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1 (No.
             33-75180).
      10.11  Form of Consultant/Employee Confidentiality Agreement,
             incorporated by reference to Exhibit 10.28 of the Company's
             Registration Statement on Form S-1 (No. 33-75180).
      10.12  Lease between Oak Creek Delaware, Inc., and the Company, dated December 18, 1993, incorporated by reference to
             Exhibit 10.29 of the Company's Registration Statement on
             Form S-1 (No. 33-75180).
     *10.13  Form of Incentive Stock Option Agreement under the Stock
             Incentive Plan, incorporated by reference to Exhibit 10.30 of the Company's Registration Statement on Form S-1 (No.
             33-75180).
     *10.14  MTI Technology Corporation 1994 Employee Stock Purchase
             Plan, as amended, incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 1994.
      10.15  MTI Technology Corporation Directors' Non-Qualified Stock
             Option Plan, incorporated by reference to Exhibit 10.32 of the Company's Registration Statement on Form S-1 (No.
             33-75180).
      10.16  Employment Agreement, dated as of May 15, 1995, between Earl
             M. Pearlman and Registrant, incorporated by reference to
             Exhibit 10.38 of the Company's Quarterly Report on Form 10-Q
             for the quarterly period ended September 30, 1995.
      10.17  Asset Purchase Agreement, dated February 9, 1995, between
             EMC Corporation and the Registrant (confidential treatment granted pursuant to Rule 24b-2), incorporated by reference to Exhibit 10.36 of the Company's Quarterly Report on Form
             10-Q for the quarterly period ended December 30, 1995.
      10.18  Amendment No. 2 to Stock Purchase Agreement and Senior
             Promissory Notes dated as of October 3, 1996 between Earl M.
             Pearlman, William E. Decker, the William E. Decker Trust and
             Registrant, incorporated by reference to Exhibit 10.47 of
             the Company's Quarterly Report on Form 10-Q for the
             quarterly period ended October 5, 1996.
      10.19  Employment Agreement dated August 1, 1997, between Chuck
             Sitzman and Registrant, incorporated by reference to Exhibit
             10.50 of the Company's Quarterly Report on Form 10-Q for the
             quarterly period ended October 4, 1997.
      10.20  Loan and Security Agreement between the Company and Silicon
             Valley Bank and General Electric Capital Corporation, as
             Co-Lenders, and Schedules thereto, incorporated by reference to Exhibit 10.28 of the Company's Quarterly Report on Form
             10-Q for the quarterly period ended July 4, 1998.
      10.21  Severance Agreement dated as of July 15, 1998, between Earl
             Pearlman and Registrant, incorporated by reference to
             Exhibit 10.28 of the Company's Annual Report on Form 10-K
             for the fiscal year ended quarterly period ended April 3,
             1999.
     *10.22  Severance Agreement dated as of July 15, 1998, between Dale
             Boyd and Registrant, incorporated by reference to Exhibit
             10.29 of the Company's Annual Report on Form 10-K for the
             fiscal year ended quarterly period ended April 3, 1999.
     *10.23  Severance Agreement dated as of July 15, 1998, between Tom
             Raimondi and Registrant, incorporated by reference to
             Exhibit 10.30 of the Company's Annual Report on Form 10-K
             for the fiscal year ended quarterly period ended April 3,
             1999.
     *10.24  Severance Agreement dated as of July 15, 1998, between Gary
             Scott and Registrant, incorporated by reference to Exhibit
             10.31 of the Company's Annual Report on Form 10-K for the
             fiscal year ended quarterly period ended April 3, 1999.

    EXHIBIT
    NUMBER                           DESCRIPTION
    -------                          -----------
     *10.25  Severance Agreement dated as of July 15, 1998, between Chuck
             Sitzman and Registrant, incorporated by reference to Exhibit
             10.32 of the Company's Annual Report on Form 10-K for the
             fiscal year ended quarterly period ended April 3, 1999.
     *10.26  Severance Agreement dated as of July 15, 1998, between Venki
             Venkataraman and Registrant, incorporated by reference to
             Exhibit 10.33 of the Company's Annual Report on Form 10-K
             for the fiscal year ended quarterly period ended April 3,
             1999.
     *10.27  Amendment to the 1996 Stock Incentive Plan, incorporated by reference to Exhibit 10.29 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 2, 1999.
      21.1   Subsidiaries of the Company.
      23.2   Consent of KPMG LLP.
      24     Power of Attorney (see page 26)

---------------
 *  Management or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of June 2000.

                                          MTI TECHNOLOGY CORPORATION

                                          By:    /s/ THOMAS P. RAIMONDI
                                            ------------------------------------
                                                     Thomas P. Raimondi
                                               (President and Chief Executive
                                                           Officer)

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below, constitutes and appoints Thomas P. Raimondi and Dale R. Boyd, jointly and severally, attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities to sign any and all amendments to this Report, and to file the same, and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, and his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                 /s/ THOMAS P. RAIMONDI                   President and Chief Executive   June 22, 2000
--------------------------------------------------------             Officer
                  (Thomas P. Raimondi)

                    /s/ DALE R. BOYD                       Senior Vice President, Chief   June 22, 2000
--------------------------------------------------------        Financial Officer
                     (Dale R. Boyd)                       (Principal Financial Officer)

                 /s/ STEPHANIE M. BRAUN                    Corporate Controller, Chief    June 22, 2000
--------------------------------------------------------        Accounting Officer
                  (Stephanie M. Braun)

                 /s/ RAYMOND J. NOORDA                        Chairman of the Board       June 22, 2000
--------------------------------------------------------
                  (Raymond J. Noorda)

                    /s/ VAL KREIDEL                                  Director             June 22, 2000
--------------------------------------------------------
                     (Val Kreidel)

                     /s/ AL MELROSE                                  Director             June 22, 2000
--------------------------------------------------------
                      (Al Melrose)

                     /s/ JOHN REPP                                   Director             June 22, 2000
--------------------------------------------------------
                      (John Repp)

                    /s/ RALPH YARRO                                  Director             June 22, 2000
--------------------------------------------------------
                     (Ralph Yarro)

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of April 1, 2000 and April 3,
  1999......................................................  F-3
Consolidated Statements of Income for the fiscal years ended
  April 1, 2000, April 3, 1999 and April 4, 1998............  F-4
Consolidated Statements of Stockholders' Equity for the
  fiscal years ended April 1, 2000,
  April 3, 1999 and April 4, 1998...........................  F-5
Consolidated Statements of Cash Flows for the fiscal years
  ended April 1, 2000, April 3, 1999 and April 4, 1998......  F-6
Notes to Consolidated Financial Statements..................  F-7
FINANCIAL STATEMENT SCHEDULE
Schedule II -- Valuation and Qualifying Accounts............  S-1

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTI Technology Corporation and subsidiaries as of April 1, 2000 and April 3, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended April 1, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Orange County, California
May 23, 2000

                           MTI TECHNOLOGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              APRIL 1,    APRIL 3,
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash......................................................  $  8,791    $  7,213
  Accounts receivable, less allowance for doubtful accounts
     and sales returns of $7,210 in 2000 and $3,250 in
     1999...................................................    74,289      53,005
  Inventories...............................................    25,515      16,987
  Deferred income tax benefit...............................     1,020       3,960
  Prepaid expenses and other receivables....................     6,407       7,312
                                                              --------    --------
          Total current assets..............................   116,022      88,477
Property, plant and equipment, net..........................    14,464      13,802
Deferred income tax benefit.................................    26,715          --
Investment in affiliate.....................................    14,304          --
Intangible assets and goodwill, less accumulated
  amortization of $9,330 in 2000 and $7,438 in 1999.........     8,998      10,890
Other.......................................................       444         609
                                                              --------    --------
                                                              $180,947    $113,778
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $     --    $  5,824
  Note payable..............................................     1,500          --
  Accounts payable..........................................    22,008      18,632
  Accrued liabilities.......................................    20,372      16,043
  Deferred income...........................................    20,708      17,981
                                                              --------    --------
          Total current liabilities.........................    64,588      58,480
Other.......................................................     2,864       1,157
                                                              --------    --------
          Total liabilities.................................    67,452      59,637
                                                              --------    --------
Stockholders' equity:
  Preferred stock, $.001 par value; authorized 5,000 shares;
     issued and outstanding, none...........................        --          --
  Common stock, $.001 par value; authorized 80,000 shares;
     issued (including treasury shares) and outstanding
     32,352 and 29,212 shares in 2000 and 1999,
     respectively...........................................        32          29
  Additional paid-in capital................................   133,007      98,539
  Accumulated deficit.......................................   (14,609)    (39,929)
  Less cost of treasury stock (479 and 575 shares in 2000
     and 1999, respectively)................................    (1,745)     (2,108)
  Accumulated other comprehensive loss......................    (3,190)     (2,390)
                                                              --------    --------
          Total stockholders' equity........................   113,495      54,141
Commitments and contingencies
                                                              --------    --------
                                                              $180,947    $113,778
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
       FISCAL YEARS ENDED APRIL 1, 2000, APRIL 3, 1999 AND APRIL 4, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000        1999        1998
                                                              --------    --------    --------
Net product revenue, including $4,920 from related parties
  in 2000...................................................  $177,770    $157,456    $163,707
Service revenue.............................................    49,327      44,193      36,304
                                                              --------    --------    --------
          Total revenue.....................................   227,097     201,649     200,011
Product cost of revenue.....................................   106,568     106,767     106,960
Service cost of revenue.....................................    30,456      27,917      22,042
                                                              --------    --------    --------
          Total cost of revenue.............................   137,024     134,684     129,002
                                                              --------    --------    --------
          Gross profit......................................    90,073      66,965      71,009
Operating expenses:
  Selling, general and administrative.......................    64,829      46,326      41,055
  Research and development..................................    16,017      12,765      12,475
                                                              --------    --------    --------
          Total operating expenses..........................    80,846      59,091      53,530
                                                              --------    --------    --------
          Operating income..................................     9,227       7,874      17,479
Other income (expense):
  Equity in net loss of affiliate...........................    (2,824)         --          --
  Interest expense..........................................      (598)       (716)     (2,069)
  Interest income...........................................       110          66         176
  Other income..............................................     4,310       4,389       4,450
                                                              --------    --------    --------
Income before income taxes..................................    10,225      11,613      20,036
  Income tax expense (benefit)..............................   (15,095)      1,521       2,020
                                                              --------    --------    --------
  Net income................................................  $ 25,320    $ 10,092    $ 18,016
                                                              ========    ========    ========
Net income per share:
  Basic.....................................................  $   0.84    $   0.35    $   0.68
                                                              ========    ========    ========
  Diluted...................................................  $   0.76    $   0.34    $   0.62
                                                              ========    ========    ========
Weighted average shares used in per share computation:
  Basic.....................................................    30,268      28,451      26,674
                                                              ========    ========    ========
  Diluted...................................................    33,232      29,710      29,112
                                                              ========    ========    ========

          See accompanying notes to consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FISCAL YEARS ENDED APRIL 1, 2000, APRIL 3, 1999 AND APRIL 4, 1998
                                 (IN THOUSANDS)

                                                                               ACCUMULATED       TOTAL           TOTAL
                                   COMMON STOCK     ADDITIONAL    RETAINED        OTHER          STOCK-      COMPREHENSIVE
                                  ---------------    PAID-IN      EARNINGS    COMPREHENSIVE     HOLDERS'        INCOME
                                  SHARES   AMOUNT    CAPITAL      (DEFICIT)       LOSS           EQUITY         (LOSS)
                                  ------   ------   ----------    ---------   -------------   ------------   -------------
Balance at April 5, 1997........  25,782    $26      $ 85,992     $(68,010)      $(1,631)       $ 16,377
Net income......................      --     --            --       18,016            --          18,016        $18,016
Foreign currency translation
  adjustments...................      --     --            --           --          (356)           (356)          (356)
                                                                                                                -------
Comprehensive income for the
  year ended April 4, 1998......                                                                                $17,660
                                                                                                                =======
Exercise of stock options
  (including compensation
  expense of $18 and income tax
  benefit of $3,495)............   1,113      2         5,635           --            --           5,637
Treasury shares issued under
  Employee Stock Purchase Plan
  and other.....................      89     --           354          (27)           --             327
Conversion of warrants..........   1,171      1         2,144           --            --           2,145
                                  ------    ---      --------     --------       -------        --------
Balance at April 4, 1998........  28,155     29        94,125      (50,021)       (1,987)         42,146
Net income......................      --     --            --       10,092            --          10,092        $10,092
Foreign currency translation
  adjustments...................      --     --            --           --          (403)           (403)          (403)
                                                                                                                -------
Comprehensive income for the
  year ended April 3, 1999......                                                                                $ 9,689
                                                                                                                =======
Exercise of stock options
  (including income tax benefit
  of $988)......................     392     --         1,796           --            --           1,796
Treasury shares issued under
  Employee Stock Purchase Plan
  and other.....................      90     --           510           --            --             510
                                  ------    ---      --------     --------       -------        --------
Balance at April 3, 1999........  28,637     29        96,431      (39,929)       (2,390)         54,141
Net income......................      --     --            --       25,320            --          25,320        $25,320
Foreign currency translation
  adjustments...................      --     --            --           --          (800)           (800)          (800)
                                                                                                                -------
Comprehensive income for the
  year ended April 1, 2000......                                                                                $24,520
                                                                                                                =======
Sale of stock by affiliate......      --     --         6,194           --            --           6,194
Issuance of warrant.............      --     --         1,894           --            --           1,894
Exercise of stock options and
  warrants (including income tax
  benefit of $9,941)............   3,140      3        26,084           --            --          26,087
Treasury shares issued under
  Employee Stock Purchase
  Plan..........................      96     --           659           --            --             659
                                  ------    ---      --------     --------       -------        --------
Balance at April 1, 2000........  31,873    $32      $131,262     $(14,609)      $(3,190)       $113,495
                                  ======    ===      ========     ========       =======        ========

          See accompanying notes to consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FISCAL YEARS ENDED APRIL 1, 2000, APRIL 3, 1999 AND APRIL 4, 1998
                                 (IN THOUSANDS)

                                                                2000        1999         1998
                                                              --------    ---------    ---------
Cash flows from operating activities:
  Net income................................................  $ 25,320    $  10,092    $  18,016
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization.............................     6,932        8,281        7,920
    Provision for sales returns and losses on accounts
      receivable, net.......................................       479          434        1,107
    Provision for inventory obsolescence....................     2,281        2,239        1,968
    Loss on disposal of fixed assets........................       165           39           69
    Deferred income tax expense (benefit)...................   (17,169)       1,305         (899)
    Deferred income.........................................     4,433        2,591        3,260
    Net loss in equity of affiliate.........................     2,824           --           --
    Non-cash compensation from issuance of warrant..........       379           --           --
    Compensation related to stock options...................        --           --           18
    Gain on sale of product lines...........................        --           --         (246)
Changes in assets and liabilities, net of effect of
  acquisitions:
  Accounts receivable.......................................   (22,138)      (9,424)     (13,565)
  Inventories...............................................   (10,923)        (451)      (6,538)
  Prepaid expenses, other receivables and other assets......     1,399       (2,841)      (1,449)
  Accounts payable..........................................     3,283       (1,719)       5,926
  Accrued and other liabilities.............................     4,118       (2,284)       3,527
                                                              --------    ---------    ---------
  Net cash provided by operating activities.................     1,383        8,262       19,114
                                                              --------    ---------    ---------
Cash flows from investing activities:
  Capital expenditures for property, plant and equipment....    (6,253)      (8,148)      (4,759)
  Equity investment in affiliate............................    (4,554)          --           --
  Payments received on notes receivables....................        --           --          246
  Short term investments....................................        --           --          850
                                                              --------    ---------    ---------
  Net cash used in investing activities.....................   (10,807)      (8,148)      (3,663)
                                                              --------    ---------    ---------
Cash flows from financing activities:
  Borrowings under notes payable............................    80,871       99,543      148,779
  Proceeds from issuance of common stock and exercise of
    options and warrants....................................    16,805        1,318        4,596
  Repayments of notes payable...............................   (86,695)    (101,624)    (164,485)
                                                              --------    ---------    ---------
    Net cash provided by (used in) financing activities.....    10,981         (763)     (11,110)
                                                              --------    ---------    ---------
Effect of exchange rate changes on cash.....................        21           94          (60)
                                                              --------    ---------    ---------
Net increase (decrease) in cash and cash equivalents........     1,578         (555)       4,281
Cash at beginning of year...................................     7,213        7,768        3,487
                                                              --------    ---------    ---------
Cash at end of year.........................................  $  8,791    $   7,213    $   7,768
                                                              ========    =========    =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest................................................  $    599    $   1,046    $   2,392
    Income taxes............................................       466        1,616          719
Supplemental schedule of noncash investing and financing
  activities:
  Income tax benefit from exercise of stock options.........     9,941          988        3,495
  Note issued in connection with equity investment in
    affiliate...............................................     1,500           --           --
  Valuation of warrant issued...............................     1,894           --           --
  Sale of stock by affiliate................................     6,194           --           --

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

  Fiscal Year

     The Company's year-end is the first Saturday following March 31. Fiscal years 2000, 1999 and 1998 ended on April 1, April 3, and April 4, respectively, and consisted of 52 weeks.

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

     The Company applies Statement of Position ("SOP") 97-2, "Software Revenue Recognition" as amended by SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions," whereby revenue is recognized from software licenses, provided there are no significant Company obligations related to the sale and the resulting receivable is deemed collectible, at the time the software is shipped, net of an allowance for returns, cancellations and maintenance, including vendor and post-contract support obligations. Revenue from maintenance agreements, including the allowance for maintenance bundled with software licenses, is recognized ratably over the term of the related agreement. Revenue from consulting and other software-related services is recognized as the services are rendered.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There are no cash equivalents at April 1, 2000 or April 3, 1999.

  Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving and non-salable inventory. The allowance is periodically adjusted based upon management's review of inventories on-hand, historic product sales and forecasts.

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

  Foreign Currency Translation

     The Company follows the principles of Statement 52, "Foreign Currency Translation," using the local currencies as the functional currencies of its foreign subsidiaries. Accordingly, all assets and liabilities outside the United States are translated into dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during the period. Net foreign currency translation adjustments accumulate as other accumulated comprehensive loss in stockholders' equity. Net foreign currency transaction exchange losses of $323, $669 and $237 were realized in fiscal years 2000, 1999 and 1998, respectively, and are included in selling, general and administrative expense in the accompanying consolidated statements of income.

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  Concentration of Credit Risk and Suppliers

     Credit is extended for all customers based on financial condition and, generally, collateral is not required. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and dispersion across many different industries and geographies.

     The Company generally utilizes parts and components available from multiple vendors. However, for the Vivant product line, the Company currently purchases disk drives solely from Seagate Technology, Inc., chipsets solely from Qlogic Corporation and fibre channel switches solely from Ancor Communications, Inc. To date, the Company has been able to obtain supplies of these parts and believes that adequate quantities are available to meet its needs. Disruptions in supply or material increases in the cost of these components would have an adverse effect on the Company's operations.

  Adoption of SOP 98-1

     In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software intended for internal use. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated results of operations or financial position during the year ended April 1, 2000.

  Sale of Common Stock by Affiliate

     At the time a subsidiary or affiliate, accounted for under the equity method of accounting, sells existing or newly issued common stock to unrelated parties at a price in excess of its book value, the Company's policy is to record its share of the change in the subsidiary's or affiliate's equity resulting from the sale as an increase to additional paid-in-capital net of the tax effect.

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

  Fair Value of Financial Instruments

     Statement 107, "Disclosure about Fair Value of Financial Instruments," requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Statement 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of April 1, 2000, the fair value of all financial instruments approximated their carrying value.

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  Reclassifications

     Certain reclassifications have been made to the fiscal years 1999 and 1998 financial statements to conform to the fiscal year 2000 presentation.

(2) INVENTORIES

     Inventories consist of the following:

                                                           APRIL 1,    APRIL 3,
                                                             2000        1999
                                                           --------    --------
Raw materials............................................  $13,408     $ 8,262
Work-in-process..........................................      595         367
Finished goods...........................................   11,512       8,358
                                                           -------     -------
                                                           $25,515     $16,987
                                                           =======     =======

(3) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, are summarized as follows:

                                                           APRIL 1,    APRIL 3,
                                                             2000        1999
                                                           --------    --------
Plant equipment, office furniture and fixtures...........  $15,252     $14,062
Computer equipment.......................................   20,394      17,914
Field service spares.....................................   11,155      10,238
Leasehold improvements...................................    2,361       2,097
                                                           -------     -------
                                                            49,162      44,311
Less accumulated depreciation and amortization...........   34,698      30,509
                                                           -------     -------
                                                           $14,464     $13,802
                                                           =======     =======

(4) INVESTMENT IN AFFILIATE

     In August 1999, the Company purchased 5,333,333 shares of Caldera Systems, Inc. ("Caldera"), representing approximately 25% of the outstanding capital stock of Caldera upon completion of the purchase. Caldera develops and markets software based on the Linux operating system and provides related services. The Canopy Group, Inc. ("Canopy"), a major stockholder of the Company, owned all the issued and outstanding shares of Caldera prior to this transaction. Raymond J. Noorda, Chairman of the Board of Directors of the Company, is the sole shareholder and Chairman of the Board of Directors of Canopy.

     Also in August 1999, subsequent to the Company's initial investment in Caldera, the Company's percentage ownership was diluted to approximately 20% as a result of Canopy exercising a convertible note payable from Caldera. Additionally, on March 21, 2000, Caldera completed its initial public offering, further diluting the Company's percentage ownership to approximately 14%. The investment in Caldera is accounted for under the equity method as the Company has significant influence, but not control, of the operations of Caldera.

     The investment in Caldera was $7,598 and included: (a) cash payment of $3,000, (b) note payable of $3,000 bearing interest at the prime rate plus one percent per annum and payable in two equal semi-annual payments beginning February 2000 and (c) investment costs of $1,598, including the issuance of a warrant to purchase 150,000 shares of the Company's common stock. In November 1999, the Company accelerated the first $1,500 payment on the note payable in exchange for the cancellation of any interest charges on the note

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

payable. The excess of the Company's investment in Caldera over the related underlying equity in net assets of $6,931 is being amortized on a straight-line basis over seven years.

     On March 21, 2000, Caldera completed its initial public offering. The Company recorded its share of the change in the affiliate's equity resulting from the public offering as an increase to additional paid-in-capital of $6,194, net of the tax impact of $3,336. At April 1, 2000, after the effect of this adjustment, the excess of the Company's investment in Caldera over the related underlying equity in net assets was $2,878.

     Effective with the fourth quarter of fiscal year 2000, the Company records its share of the results of Caldera on a two month lag to coincide with Caldera's fiscal reporting as a publicly traded company. The unaudited financial information for Caldera is summarized below:

                                                              APRIL 30,
                                                                2000
                                                              ---------
Current assets..............................................   $94,183
Non-current assets..........................................     5,244
Current liabilities.........................................    (3,479)
Non-current liabilities.....................................        --
                                                               -------
Net assets..................................................   $95,948
                                                               =======

                                                              APRIL 1,
                                                                2000
                                                              ---------
Company's equity investment.................................   $14,304
                                                               =======

                                                              SIX MONTHS
                                                                 ENDED
                                                              JANUARY 31,
                                                                 2000
                                                              -----------
Total revenue...............................................   $  1,201
Operating loss..............................................    (10,891)
Net loss....................................................    (10,711)
Company's equity in net loss................................     (2,824)

     Caldera's unaudited net loss for the three month period ended April 30, 2000 was $6,992. The Company would have recorded an additional two months of their proportionate share of this net loss if it were not recorded on a two month lag.

(5) ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                           APRIL 1,    APRIL 3,
                                                             2000        1999
                                                           --------    --------
Salaries and wages.......................................  $ 5,766     $ 5,122
Commissions..............................................    5,466       1,833
Taxes....................................................    6,236       5,096
Accrued warranty costs...................................      792         804
Other....................................................    2,112       3,188
                                                           -------     -------
                                                           $20,372     $16,043
                                                           =======     =======

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(6) DEBT

  Credit Agreement and Lines of Credit

     Effective July 31, 1998, the Company entered into an agreement with Silicon Valley Bank and General Electric Capital Corporation whereby the Company may borrow up to $30,000 under an asset secured domestic line of credit, limited by the value of pledged collateral. Effective July 22, 1999, the Company renewed its agreement with Silicon Valley Bank and General Electric Capital Corporation. The agreement allows the Company to borrow at a rate equal to prime rate. Borrowings under the line of credit are subject to certain financial and operating covenants, including, without limitation, various financial covenants requiring the Company to maintain a minimum current ratio, debt-net worth ratio, tangible net worth and profitability and restricts the Company from paying any dividends. At April 1, 2000, the Company was in compliance with all such covenants. The term of the renewed agreement is for one year, expiring July 31, 2000. The Company has begun negotiations for a renewal of its existing credit facility. There were no borrowings outstanding under this agreement at April 1, 2000.

(7) INCOME TAXES

     The components of income before income taxes are as follows:

                                                       FISCAL YEARS ENDED
                                                --------------------------------
                                                APRIL 1,    APRIL 3,    APRIL 4,
                                                  2000        1999        1998
                                                --------    --------    --------
U.S...........................................  $ 7,833     $ 3,965     $11,659
Foreign.......................................    2,392       7,648       8,377
                                                -------     -------     -------
                                                $10,225     $11,613     $20,036
                                                =======     =======     =======

     Income tax expense (benefit) consists of the following:

                                                       CURRENT    DEFERRED     TOTAL
                                                       -------    --------    --------
2000:
  Federal............................................  $6,452     $(20,841)   $(14,389)
  State..............................................   1,459       (2,107)       (648)
  Foreign............................................     (58)          --         (58)
                                                       ------     --------    --------
                                                       $7,853     $(22,948)   $(15,095)
                                                       ======     ========    ========
1999:
  Federal............................................  $ (375)    $  1,305    $    930
  State..............................................      25           --          25
  Foreign............................................     566           --         566
                                                       ------     --------    --------
                                                       $  216     $  1,305    $  1,521
                                                       ======     ========    ========
1998:
  Federal............................................  $1,381     $   (899)   $    482
  State..............................................     167           --         167
  Foreign............................................   1,371           --       1,371
                                                       ------     --------    --------
                                                       $2,919     $   (899)   $  2,020
                                                       ======     ========    ========

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Reconciliations of the federal statutory tax rate to the effective tax rate are as follows:

                                                                 FISCAL YEARS ENDED
                                                        ------------------------------------
                                                        APRIL 1,      APRIL 3,      APRIL 4,
                                                          2000          1999          1998
                                                        --------      --------      --------
Federal statutory rate................................     35.0%        35.0%         35.0%
Effect of foreign operations..........................      6.9         (4.6)         (0.9)
State taxes, net of federal benefit...................     (3.8)          --           0.7
Change in valuation allowance.........................   (184.6)       (20.1)        (26.0)
Non-deductible expenses...............................      7.4          5.2           2.9
Other.................................................     (8.5)        (2.4)         (1.6)
                                                         ------        -----         -----
                                                         (147.6)%       13.1%         10.1%
                                                         ======        =====         =====

     Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of the deferred income tax assets and deferred income tax liabilities are as follows:

                                                               2000       1999       1998
                                                              -------    -------    -------
Tax operating loss carryforwards............................  $18,013    $15,436    $14,096
Tax basis of intangible assets greater than book basis......    4,989      5,370      5,752
Accrued expenses not deductible for tax purposes............    2,249      1,187      3,571
Inventory reserves..........................................    1,144        885      1,346
Book depreciation greater than tax depreciation.............    2,805      3,185      2,682
Recognition of income reported on different methods for tax
  purposes than for financial reporting.....................     (693)     1,982      1,564
Other.......................................................     (772)      (444)     1,241
                                                              -------    -------    -------
                                                               27,735     27,601     30,252
Less valuation allowance....................................       --     23,641     25,975
                                                              -------    -------    -------
                                                              $27,735    $ 3,960    $ 4,277
                                                              =======    =======    =======

     At April 1, 2000, the Company had federal net operating loss ("NOL") carryforwards arising from the acquisition of SF2, available to offset future taxable income of $15,662, subject to alternative minimum tax limitations. These carryforwards begin to expire in fiscal year 2004. The utilization of these carryforwards is limited to approximately $1,000 annually, as a result of the Internal Revenue Code's restrictive change of ownership rules.

     At April 1, 2000, the Company had federal NOL carryforwards, exclusive of the $15,662 SF2 NOL discussed above, of $34,161. These carryforwards expire beginning in fiscal year 2011.

     Management believes that it is more likely than not that the Company will realize the benefits of the deferred tax asset existing at April 1, 2000 based on projected financial results and available tax planning strategies. The change in the valuation allowance from fiscal year 1999 to fiscal year 2000 was ($23,641) and the change in the valuation allowance from fiscal year 1998 to fiscal year 1999 was $2,334.

     The Internal Revenue Service ("IRS") is conducting an examination of the Company's fiscal years 1992 through 1995 federal income tax returns. During the fourth quarter of fiscal year 1999, the Company received notice from the IRS of proposed adjustments for fiscal years 1992 through 1995. The Company, after consultation with tax counsel, continues to believe in the propriety of its positions as set forth in its tax returns and has filed a letter of protest with the IRS appeals office. The Company believes the ultimate resolution of

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

the examinations will not result in a material impact on the Company's consolidated financial position, results of operations or liquidity.

(8) STOCKHOLDERS' EQUITY

  Net Income per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                         2000       1999       1998
                                                        -------    -------    -------
Numerator:
  Net income, basic and diluted.......................  $25,320    $10,092    $18,016
                                                        =======    =======    =======
Denominator:
  Denominator for net income per share,
     basic -- weighted-average shares outstanding.....   30,268     28,451     26,674
                                                        -------    -------    -------
  Effect of dilutive securities:
     Dilutive options outstanding.....................    2,917      1,259      2,002
     Dilutive warrants outstanding....................       47         --        436
                                                        -------    -------    -------
  Dilutive potential common shares....................    2,964      1,259      2,438
                                                        -------    -------    -------
  Denominator for net income per share,
     diluted -- adjusted weighted-average shares......   33,232     29,710     29,112
                                                        =======    =======    =======
Net income per share, basic...........................  $  0.84    $  0.35    $  0.68
                                                        =======    =======    =======
Net income per share, diluted.........................  $  0.76    $  0.34    $  0.62
                                                        =======    =======    =======

     Options to purchase 2,864,100 shares of common stock at prices in excess of $22.95 per share were outstanding at April 1, 2000, but were not included in the net income per share, diluted computation for the year then ended because the options' exercise price was greater than the average market price of the common stock during the period, and therefore, the effect would be antidilutive.

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

  Stock Options

     The Company has granted stock options under its 1985 Incentive Stock Option Plan, its 1987 Incentive Stock Option Plan and Non-Qualified Stock Option Plan, its 1992 Stock Incentive Plan and its 1996 Stock Incentive Plan, generally at prices equal to the estimated fair market value of the Company's common stock at date of grant. The Company intends to grant future options under its 1996 Stock Incentive Plan and its 1992 Stock Incentive Plan. The 1985 Incentive Stock Option Plan and the 1987 Incentive Stock Option Plan allow a maximum of 458,000 and 2,072,000 shares to be issued in the aggregate, respectively. In addition, in connection with the acquisition of SF2 the Company assumed outstanding options to purchase 236,000 shares under the 1988 Stock Option Plan of SF2.

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

  Stock Purchase Warrants

     At April 1, 2000, a warrant to purchase 150,000 shares of the Company's common stock at a price of $18.75 per share was outstanding. The warrant was issued in August 1999 to an individual affiliated with Canopy in connection with services provided to the Company and expires in August 2009. At April 1, 2000, the warrant was not exercisable. The warrant is exercisable in August 2000.

     At April 1, 2000, a warrant to purchase 57,240 shares of the Company's common stock at a price of $12.00 per share was outstanding. The warrant was issued in February 1998 in connection with a French distribution agreement and expires in February 2008. At April 1, 2000, the warrant was exercisable to purchase 28,620 shares of the Company's common stock. The remaining shares become exercisable ratably through February 2002.

  Directors' Non-Qualified Stock Option Plan

     On March 31, 1994, the Company adopted the Directors' Non-Qualified Stock Option Plan (the "Director Plan"). A total of 150,000 shares of the Company's common stock are reserved for issuance under the Director Plan. Under the Director Plan non-qualified options to purchase 10,000 shares were granted to each non-employee director of the Company upon the closing of the Company's initial public offering. Non-employee directors appointed to the Board of Directors after the initial public offering also receive a non-qualified option to purchase 10,000 shares of common stock. In addition, each non-employee director who has served as a director for at least one year receives an option to purchase 2,500 shares of common stock following each annual meeting of stockholders; provided that he or she continues to be a director of the Company immediately following each meeting. The exercise price per share of each option granted under the Director Plan will be the fair market value of the Company's common stock on the date the option is granted, except that the initial grants to directors upon the closing of the Company's initial public offering had an exercise price per share of $9.00 per share, the price to the public in the initial public offering. As of April 1, 2000, options to purchase 55,000 shares of common stock were outstanding, of which 50,417 were exercisable.

     In fiscal years 1994, 1992 and 1991, certain options were granted below the then determined fair value of the Company's common stock, resulting in compensation expense. Such compensation expense has been fully amortized through a charge to operations over the vesting period of four years and amounted to $0, $0 and $18 for fiscal years 2000, 1999 and 1998, respectively.

     Options granted typically vest over a period of four years from the date of grant. At April 1, 2000 and April 3, 1999, the number of options exercisable was 946,000 and 2,341,000, respectively, and the weighted-average exercise price of those options was $7.40 and $4.72, respectively.

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The per share weighted-average fair value of stock options granted during fiscal years 2000, 1999 and 1998 was $16.85, $4.11 and $6.40, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: 2000 -- expected dividend yield of 0%, risk-free interest rate of 6.32%, volatility of its stock over the expected life of the options of 1.0 and an expected life of five years; 1999 -- expected dividend yield of 0%, risk-free interest rate of 5.43%, volatility of its stock over the expected life of the options of .5 and an expected life of six years; 1998 -- expected dividend yield of 0%, risk-free interest rate of 5.63%, volatility of its stock over the expected life of the options of .5 and an expected life of six years.

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

                                                                     NET INCOME
                                                   NET INCOME    PER SHARE, DILUTED
                                                   ----------    ------------------
As reported:
  2000...........................................   $25,320            $0.76
  1999...........................................   $10,092            $0.34
  1998...........................................   $18,016            $0.62
Pro forma:
  2000...........................................   $12,992            $0.37
  1999...........................................   $ 4,912            $0.17
  1998...........................................   $15,169            $0.52

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

     A summary of all stock option transactions follows (in thousands, except per share data):

                                                                     WEIGHTED
                                                                     AVERAGE
                                                        SHARES    EXERCISE PRICE
                                                        ------    --------------
Options outstanding at April 5, 1997..................   4,226        $ 2.22
Granted...............................................   1,567         12.25
Exercised.............................................  (1,113)         1.91
Canceled..............................................    (102)         8.76
                                                        ------
Options outstanding at April 4, 1998..................   4,578          5.56
Granted...............................................   2,020          7.86
Exercised.............................................    (392)         2.06
Canceled..............................................    (254)         8.30
                                                        ------
Options outstanding at April 3, 1999..................   5,952          6.51
Granted...............................................   4,424         22.29
Exercised.............................................  (3,138)         5.16
Canceled..............................................    (267)        11.95
                                                        ------
Options outstanding at April 1, 2000..................   6,971        $16.90
                                                        ======

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     A summary of stock options outstanding at April 1, 2000 follows (in thousands, except per share data):

                                                               EXERCISABLE
                                   WEIGHTED                --------------------
                                    AVERAGE     WEIGHTED               WEIGHTED
                     NUMBER OF     REMAINING    AVERAGE                AVERAGE
     RANGE OF         OPTIONS     CONTRACTUAL   EXERCISE   NUMBER OF   EXERCISE
 EXERCISE PRICES    OUTSTANDING      LIFE        PRICE      OPTIONS     PRICE
------------------  -----------   -----------   --------   ---------   --------
$ 0.0980 -  4.5625..      698         6.4        $ 2.93       346       $ 2.66
  5.0625 -  5.0625..    1,404         9.0          5.06        --           --
  5.5000 -  5.6875..      132         8.9          5.67        92         5.67
  8.3125 -  8.3125..    1,195         8.3          8.31       208         8.31
  9.0000 - 22.3750..      864         7.9         13.80       300        12.77
 30.0625 - 30.0625..    2,033         9.7         30.06        --           --
 31.8750 - 52.3440..      645         9.8         38.68        --           --

  Employee Stock Purchase Plan

     On March 31, 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the "Purchase Plan") allowing for an aggregate of 500,000 shares of the Company's common stock. Under the Purchase Plan, the Board may authorize participation by eligible employees, including officers, in periodic six month offerings following the commencement of the Purchase Plan. The price of the Company's common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Company's common stock at the commencement date of each offering period or the relevant purchase date. During fiscal years 2000, 1999 and 1998, 95,914, 90,645 and 88,664 shares of stock, respectively, were issued pursuant to this plan.

(9) COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases facilities and certain equipment under non-cancelable operating leases. Under the lease agreements for facilities, the Company is required to pay insurance, taxes, utilities and building maintenance and is subject to certain consumer price index adjustments.

     Future minimum lease payments at April 1, 2000 under all noncancelable operating facility and equipment leases for subsequent fiscal years are as follows:

2001.......................................................  $ 4,633
2002.......................................................    3,938
2003.......................................................    3,488
2004.......................................................    2,035
2005.......................................................    1,520
Thereafter.................................................    2,803
                                                             -------
                                                             $18,417
                                                             =======

     Rent expense totaled $5,782, $5,422 and $4,575, for fiscal years 2000, 1999 and 1998, respectively.

  Litigation

     During September and October 1998, the Company and certain directors and officers were served with two purported stockholder class-action lawsuits alleging violations of provisions of the Securities and Exchange Act of 1934 and rules promulgated thereunder in connection with certain statements made during

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

     In May 1999, the Company agreed to settle with plaintiffs. A Stipulation of Settlement was signed providing for a total settlement amount of $900. The Company's unreimbursed portion of the aggregate settlement was $100 and was recorded in the fiscal year 1999 consolidated financial statements. An order preliminarily approving the settlement was signed by the court on May 17, 1999. The final judgment was entered by the court on December 1, 1999.

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

     A summary of the Company's operations by geographic area is presented below:

                                                       2000        1999        1998
                                                     --------    --------    --------
Revenue:
  United States....................................  $174,156    $145,185    $157,215
  Europe...........................................    64,303      66,960      54,356
  Transfers between areas..........................   (11,362)    (10,496)    (11,560)
                                                     --------    --------    --------
          Total revenue............................  $227,097    $201,649    $200,011
                                                     ========    ========    ========
Operating income:
  United States....................................  $  6,735    $    136    $  9,066
  Europe...........................................     2,492       7,738       8,413
                                                     --------    --------    --------
          Total operating income...................  $  9,227    $  7,874    $ 17,479
                                                     ========    ========    ========
Identifiable assets:
  United States....................................  $147,101    $ 75,830    $ 72,069
  Europe...........................................    34,764      37,948      33,022
                                                     --------    --------    --------
          Total assets.............................  $181,865    $113,778    $105,091
                                                     ========    ========    ========

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The Company's revenues by product type and are summarized below:

                                                       2000        1999        1998
                                                     --------    --------    --------
Server:
  Vivant...........................................  $ 67,700    $  1,000    $     --
  Other............................................    64,093      89,992     100,147
Tape libraries.....................................    35,719      52,550      50,783
Tape related software..............................    10,258      13,914      12,777
Service............................................    49,327      44,193      36,304
                                                     --------    --------    --------
                                                     $227,097    $201,649    $200,011
                                                     ========    ========    ========

     No single customer accounted for more than 10% of revenue in fiscal years 2000, 1999 and 1998.

(11) SALE OF PATENTS

     Effective February 9, 1996, the Company entered into an agreement (the "EMC Agreement") with EMC Corporation ("EMC"), selling EMC substantially all of the Company's existing patents, patent applications and related rights. Pursuant to the terms of the EMC Agreement, the Company is entitled to receive $30,000 over the life of this agreement, in six equal annual installments of $5,000 each. The Company has received five of the six installments. The sixth and final installment is due January 2001. The Company will also receive royalty payments in the aggregate of up to a maximum of $30,000 over the term of the EMC Agreement. As part of the maximum $30,000 of royalties, minimum royalties of $10,000 will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the EMC Agreement, and within thirty days of each subsequent anniversary thereof. The first four annual installments were received in March 1997, March 1998, March 1999 and March 2000. Also, pursuant to the terms of the EMC Agreement, $10,000 of the maximum $30,000 of royalties, will be received in five equal annual installments as a result of a computer and technology agreement between EMC and IBM announced in March 1999. The first annual installment was received in March 2000. The EMC Agreement provides that the remaining four payments will be received annually beginning in March 2001. Included in net product revenue and other income for fiscal years 2000, 1999 and 1998 are $4,348, $4,000 and $2,000, and $5,000, $5,000 and
$5,000, respectively, related to this agreement. Included in deferred income at April 1, 2000 and April 3, 1999, is $3,750 related to this agreement. In addition, pursuant to the terms of the EMC Agreement, the Company also received an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market, and sell the technology protected under the applicable patents. Pursuant to the terms and conditions of the EMC Agreement, this license will terminate in the event of a change in control of the Company involving certain acquirers. As part of the EMC Agreement, the Company and EMC granted to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the EMC Agreement for a period of five years expiring in February 2001.

(12) RELATED PARTY TRANSACTIONS

     In the normal course of business, the Company sold goods and services to a subsidiary of Canopy. Goods and services sold to the subsidiary of Canopy in fiscal year 2000 was $4,920. The Company made no sales to the subsidiary of Canopy prior to fiscal year 2000. At April 1, 2000, there were no amounts due from the subsidiary of Canopy.

                           MTI TECHNOLOGY CORPORATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(13) EMPLOYEE BENEFITS

     The Company maintains an employee savings plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Company's contributions to the plan are determined at the discretion of the Board of Directors. During fiscal year 2000, 1999 and 1998, the Company contributed $306, $243 and $393, respectively.

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for continuing operations for fiscal years 2000 and 1999 are as follows:

                                                                                               NET
                                                                                              INCOME
                                                                                   NET      PER SHARE,
                                               TOTAL REVENUES    GROSS PROFIT    INCOME      DILUTED
                                               --------------    ------------    -------    ----------
2000:
  Fourth quarter.............................     $ 60,574         $25,093       $14,152      $0.41
  Third quarter..............................       58,958          23,341         2,533       0.08
  Second quarter.............................       54,325          22,430         5,077       0.16
  First quarter..............................       53,240          19,209         3,558       0.12
                                                  --------         -------       -------
          Total..............................     $227,097         $90,073       $25,320
                                                  ========         =======       =======
1999:
  Fourth quarter.............................     $ 56,600         $18,785       $ 3,713      $0.13
  Third quarter..............................       47,659          15,794         1,474       0.05
  Second quarter.............................       47,974          14,490           828       0.03
  First quarter..............................       49,416          17,896         4,077       0.14
                                                  --------         -------       -------
          Total..............................     $201,649         $66,965       $10,092
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

     In the fourth quarter of fiscal year 2000, the Company recognized a net tax benefit of $15.1 million. This benefit is a one time benefit primarily a result of the reversal of valuation allowances held against certain net operating loss carryforwards. The reversal of the valuation allowance was a result of management's determination that it was more likely than not that the related deferred tax assets would be realized based on projected financial results and available tax planning strategies.

     In the fourth quarter of fiscal years 2000 and 1999, the Company recognized $2,000 from royalty revenue resulting from the sale of patents to EMC (see note
11). Based on the agreement, the Company will receive $10,000 of royalties in five equal annual installments, the first of which was paid in March 2000. The Company will continue to recognize $2,000 of royalty revenue in the fourth quarter for fiscal years 2001, 2002 and 2003.

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

                                                                     SCHEDULE II

                           MTI TECHNOLOGY CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
   FOR THE FISCAL YEARS ENDED APRIL 1, 2000, APRIL 3, 1999 AND APRIL 4, 1998
                                 (IN THOUSANDS)

                                                             CHARGED TO
                                               BALANCE AT     REVENUE,                      BALANCE AT
                                               BEGINNING      COSTS AND                       END OF
                 DESCRIPTION                   OF PERIOD     EXPENSES(1)      DEDUCTIONS      PERIOD
                 -----------                   ----------    -----------      ----------    ----------
Year ended April 1, 2000
  Allowance for doubtful accounts and sales
     returns.................................    $3,250        $ 4,439         $  (479)       $7,210
                                                 ======        =======         =======        ======
  Allowance for inventory obsolescence.......    $3,249        $ 2,281         $(2,000)       $3,530
                                                 ======        =======         =======        ======
Year ended April 3, 1999
  Allowance for doubtful accounts and sales
     returns.................................    $5,686        $(2,002)(3)     $  (434)       $3,250
                                                 ======        =======         =======        ======
  Allowance for inventory obsolescence.......    $3,037        $ 2,239         $(2,027)       $3,249
                                                 ======        =======         =======        ======
Year ended April 4, 1998
  Allowance for doubtful accounts and sales
     returns.................................    $9,283        $(2,490)(2)     $(1,107)       $5,686
                                                 ======        =======         =======        ======
  Allowance for inventory obsolescence.......    $3,495        $ 1,968         $(2,426)       $3,037
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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION                           PAGE
-------                           -----------                           ----
  21.1    Subsidiaries of the Company.................................   45
  23.2    Consent of KPMG LLP.........................................   46
  27      Financial Data Schedule.....................................   47