Form 10-K/A
period 2000-04-01
MTI TECHNOLOGY CORP
filed 2000-07-31
CIK 901696

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was $66,741,821 on July 27, 2000, based on the closing sale price of such stock on The Nasdaq National Market. The number of shares outstanding of Registrant's Common Stock, $0.001 par value, was 32,223,167 on July 27, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

        Information with respect to the Company's executive officers is incorporated by reference from the section entitled "Executive Officers of the Registrant" set forth in Part I, Item 4 of this Report.

                                    DIRECTORS

NAME                        AGE    POSITION(s)
----                        ---    -----------
*Raymond J. Noorda           76    Chairman of the Board of Directors
*Val Kreidel                 45    Director
 Thomas P. Raimondi, Jr.     44    President and Chief Executive Officer and
                                    Director
*John Repp                   61    Director, Nominee
*Al Melrose                  74    Director, Nominee
 Ralph J. Yarro III          36    Director

     -------------------
     *Member of Audit Committee and Compensation Committee.

        MTI's Bylaws provide for the Board of Directors to be divided into three classes, with each class to be as nearly equal in number of directors as possible. At each annual meeting of stockholders, the successors to the class of directors whose term expires at that time are elected to hold office for a term of three years until their respective successors are elected and qualified, so that the term of one class of directors expires at each such annual meeting. The terms of office expire as follows: Ms. Kreidel, 2002; Mr. Raimondi, 2002; Mr. Noorda, 2001; Mr. Yarro, 2001; Mr. Repp, 2000; and Mr. Melrose, 2000.

        Ms. Kreidel is the daughter of Mr. Noorda. There are no other family relationships among the directors or executive officers of MTI.

        Raymond J. Noorda has been Chairman of the Board of Directors of the Company since 1987. Mr. Noorda currently serves as the Chairman of Board for The Canopy Group, Inc., our largest stockholder. Mr. Noorda also serves as a member of the Board of Directors of Caldera Systems, Inc., a Linux-based software company. Mr. Noorda previously served as the President, Chief Executive Officer and Chairman of the Board of Directors of Novell, Inc. Prior to joining Novell, Inc., Mr. Noorda served as Chief Executive Officer of Boschert, Inc. a manufacturer of power supplies and System Industries, Inc. a manufacturer of storage subsystems.

        Val Kreidel was elected a Director of the Company in January 1994. Ms. Kreidel has served as a financial analyst for NFT Ventures, Inc. and DSC Ventures, Inc., private investment companies, since May 1989. From May 1985 to May 1989, Ms. Kreidel served as a Vice President of Atlantic Financial Savings Bank in its Real Estate Loan Department.

        Thomas P. Raimondi, Jr. was named President and Chief Executive Officer of the Company in December 1999. From July 1998 to December 1999, Mr. Raimondi was the Company's Chief Operating Officer. Mr. Raimondi was our Senior Vice President and General Manager since May 1996 and was our Vice President, Strategic Planning, Product Marketing, and Director of Marketing from 1987 until May 1996. Mr. Raimondi joined the Company in 1987. Mr. Raimondi is also a director of Caldera Systems, Inc.

        John Repp has been a director of the Company since January 1998. Mr. Repp has been a consultant to several technology firms beginning in 1995. From 1989 to 1995, Mr. Repp was the Vice President of Sales for Seagate Technology, Inc., a software developer and manufacturer of disk drives. Prior to joining Seagate, Mr. Repp spent 22 years with Control Data Corporation in various positions in sales and operations.

        Al Melrose has been a director of the Company since April 1999. Mr. Melrose has been a marketing and investor relations consultant to numerous companies since 1994. Prior to 1994, he worked in the investor relations and marketing of various companies for approximately 30 years.

        Ralph Yarro III was appointed a director of the Company in March 2000. Mr. Yarro has been the President, Chief Executive Officer and a director of The Canopy Group, Inc. since April 1995. Mr. Yarro is also the Chairman of the Board of Directors of Caldera Systems, Inc.

DIRECTORS' FEES

        Each non-employee director received meeting fees of $2,500 per Board meeting attended during the fiscal year ended April 1, 2000, and was reimbursed for expenses incurred in attending Board meetings. The Company's employee directors did not receive cash compensation for serving on the Board of Directors for the fiscal year ended April 1, 2000, but they were reimbursed for expenses incurred in attending Board meetings. Since February 1999, the Company has included each non-employee director with the named executives of the Company in the Company's executive medical plan. During fiscal 2000, the Company paid $0, $3,597, $6,201, $0 and $0 for medical expenses not otherwise covered by insurance for Mr. Noorda, Ms. Kreidel, Mr. Repp, Mr. Melrose and Mr. Yarro, respectively.

        The Company paid Mr. Repp $8,496 during the year ended April 1, 2000 for consulting services related to the development and implementation of the Company's Fiscal 2000 Sales Commission Plan. The Company paid Mr. Melrose $171,679 during the year ended April 1, 2000 for consulting services related to various aspects of the Company's operations, including investor relations, marketing, public relations, and strategic planning and positioning of the Company.

        Since March 2000, the Company has included each non-employee director with the named executives of the Company in the Company's investment and tax planning program. During fiscal 2000, no expenses were reimbursed to or fees incurred on behalf of any director under this program.

        Each non-employee director of the Company is granted a nonqualified option to purchase 10,000 shares of Common Stock under the Directors' Non-Qualified Stock Option Plan (the "Directors' Plan") upon election or appointment to the Board of Directors. In addition, the Directors' Plan provides that each non-employee director who is a director immediately prior to an annual meeting of the Company's stockholders and who continues to be a director after such meeting (i.e. Mr. Noorda, Mr. Yarro, Ms. Kreidel and Mr. Repp and Mr. Melrose, in the event they are re-elected) will be granted an option to purchase 2,500 shares of Common Stock, provided that such director has served as such for at least one year. Mr. Noorda, Ms. Kreidel and Mr. Repp each received options to purchase 2,500 shares of Common Stock with an exercise price of $22.375 per share following the Company's 1999 Annual Meeting. Mr. Melrose received an option to purchase 10,000 shares of Common Stock with an exercise price of $5.50 per share following his appointment as director, and Mr. Yarro received an option to purchase 10,000 shares of Common Stock with an exercise price of $45.875 per share following his appointment as director. Each option granted under the Directors' Plan has an exercise price equal to the fair market value of the Common Stock on the date of the grant and vests monthly over a 12-month period. In addition, on March 13, 2000 the Company granted Mr. Yarro an option to purchase 50,000 shares of Common Stock with an exercise price of $45.875 per share and which vest on March 13, 2001.

COMMITTEES OF THE BOARD

        The Company currently has three committees, the Audit Committee, the Compensation Committee and the Nominating Committee. The Company does not have an executive committee. The Audit Committee, currently consisting of Mr. Noorda, Mr. Melrose, Ms. Kreidel and Mr. Repp, recommends the appointment of the independent public accountants of the Company, reviews and approves the scope of the annual audit and reviews the results thereof with the Company's independent accountants. The Audit Committee also assists the Board in fulfilling its fiduciary responsibilities relating to accounting and reporting policies, practices and procedures, and reviews the continuing effectiveness of the Company's business ethics and conflicts of interest policies.

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

        On June 22, 2000, the Board of Directors established a Nominating Committee. The Nominating Committee, currently consisting of Mr. Melrose, Mr. Yarro and Mr. Raimondi, recommends nominees for positions on the Board of Directors, reviews nominations recommended by stockholders in accordance with the Bylaws and monitors the procedures set forth in the Bylaws for such nominations.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During fiscal year 2000, the Compensation Committee consisted of Mr. Noorda, Mr. Melrose, Ms. Kreidel and Mr. Repp. None of these persons is or has been an officer or employee of the Company or any of its subsidiaries. In addition, there are no Compensation Committee interlocks between MTI and other entities involving MTI executive officers and Board members who serve as executive officers of such entities.


ATTENDANCE AT BOARD AND COMMITTEE MEETINGS

        During the fiscal year ended April 1, 2000, the Board of Directors met five times. In addition, the Audit Committee and Compensation Committee met one and five times, respectively. There have been no meetings of the Nominating Committee. No director attended fewer than 75% of the aggregate number of meetings held by the Board of Directors and all committees of the Board on which such director served.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that the Company's executive officers and directors file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the Securities and Exchange Commission ("SEC"). Executive officers and directors are also required by the SEC rules to furnish the Company with copies of all Section 16(a) reports they file. As part of a Section 16 compliance program established by the Company for its executive officers and directors, the Company undertakes to file these reports on behalf of such individuals. Based solely on its review of the Forms 3, 4 and 5 filed on behalf of its executive officers and directors, as well as written representations from certain individuals that no Forms 5 are required by such individuals, the Company believes that, during the fiscal year ended April 3, 1999, all Section 16(a) filing requirements applicable to its executive officers and directors were complied with pursuant to the SEC rules, except for the following late Form 4 filings: John Repp (August 1998, September 1998 and December 1998), Dan Brown (December 1999) Al Melrose (February 2000), Gary Scott (February 2000) and Frank Yoshino (February 2000). Ralph Yarro amended his March 2000 Form 3 to include the grant of an option that he received under the Directors' Plan upon his appointment to the Board of Directors. In addition, John Repp failed to timely file his Form 5 to report a transfer of shares by gift.

ITEM 11. EXECUTIVE COMPENSATION:

SUMMARY OF EXECUTIVE COMPENSATION

        The following table sets forth for each of the Company's last three completed fiscal years the compensation of Thomas P. Raimondi, Jr., the Company's President and Chief Executive Officer, Earl M. Pearlman, the Company's former President and Chief Executive Officer and the four most highly compensated executive officers other than Mr. Raimondi whose total annual salary and bonus for the last fiscal year exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                   Long Term
                                                                                                  Compensation
                                                                                                     Awards
                                                                                                  ------------
                                                               Annual Compensation                 Number of
                                                     --------------------------------------        Securities
                                                                               Other Annual        Underlying           All Other
Name and Principal Position                Year      Salary($)    Bonus($)     Compensation        Options(#)        Compensation(6)
---------------------------                ----      ---------    --------     ------------       ------------       ---------------
Thomas P. Raimondi, Jr.(1)                 2000       303,654        0              *                424,900               4,558
    President, Chief Executive             1999       243,978        0              *                125,000                 853
    Officer                                1998       207,343      90,522           *                      0               3,020

Earl M. Pearlman(2)                        2000       301,585        0              *                150,000             637,237
    President, Chief Executive             1999       285,577        0              *                 75,000                   0
    Officer                                1998       260,577     202,070           *                285,000                   0

Gary M. Scott                              2000       265,649        0              *                125,000               1,718
    Senior Vice President,                 1999       261,990        0              *                 50,000               1,443
    European Operations                    1998       254,609     103,022           *                 80,000               2,584

Dale R. Boyd(3)                            2000       258,654        0              *                300,000               4,209
    Senior Vice President,                 1999       218,846        0              *                 90,000                 936
    Chief Financial Officer                1998       189,750      91,522           *                      0               2,864

Rick Ruskin(4)                             2000       243,654      49,999           *                150,000               3,831
    Senior Vice President, Marketing

Dan Brown(5)                               2000       219,615        0              *                200,000               4,018
    Senior Vice President,
    Chief Technology Officer

------------------------

 * Amount does not exceed the lesser of $50,000 or ten percent of the total annual salary and bonus reported for the individual.

(1) Mr. Raimondi was appointed President and Chief Executive Officer on December 9, 1999.

(2) Mr. Pearlman resigned as President and Chief Executive Officer on December 9, 1999.

(3) Mr. Boyd resigned as an officer of the Company on July 10, 2000.

(4) Mr. Ruskin was elected as an officer of the Company on July 20, 1999.

(5) Mr. Brown was elected as an officer of the Company on July 20, 1999.

(6) Amounts presented include the dollar value of insurance premiums paid by the Company during the fiscal year with respect to term life insurance for the benefit of the Named Executive Officer in the amount of $213 for Mr. Raimondi, $289 for Mr. Scott, and $192 for Mr. Ruskin. In addition, the amounts presented include the Company's dollar contribution to the Named Executive Officer's 401(k) plan in the amount of $4,345 for Mr. Raimondi, $60 for Mr. Pearlman, $1,429 for Mr. Scott, $4,209 for Mr. Boyd, $3,639 for Mr. Ruskin, and $4,018 for Mr. Brown. The amount presented for Mr. Pearlman also includes $637,177 for severance payments.

SUMMARY OF OPTION GRANTS

        The following table sets forth the individual grants of stock options made by the Company during the fiscal year ended April 1, 2000 to each of the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                       INDIVIDUAL GRANTS                               POTENTIAL REALIZABLE
                                   -----------------------------------------------------------           VALUE AT ASSUMED
                                   NUMBER OF         % TOTAL                                             ANNUAL RATES OF
                                   SECURITIES        OPTIONS                                                  STOCK
                                   UNDERLYING       GRANTED TO                                          PRICE APPRECIATION
                                    OPTIONS         EMPLOYEES      EXERCISE                             FOR OPTION TERM(2)
                                    GRANTED         IN FISCAL        PRICE          EXPIRATION        ----------------------
NAME                                  (#)            YEAR(1)      ($/SH)(1)           DATE              5%($)        10%($)
----                               ----------       ----------    ----------        ----------        ---------    ---------
Thomas P. Raimondi, Jr.             125,000            3%          $ 5.06            4/17/2009          398,125    1,008,750
                                    181,400            4%          $30.06           12/15/2009        3,430,149    8,692,620
                                    118,500            3%          $36.88             1/1/2010        2,748,489    6,965,312

Earl M. Pearlman                    150,000            3%          $ 5.06            4/17/2009          477,750    1,210,500

Gary Scott                           50,000            1%          $ 5.06            4/17/2009          159,250      403,500
                                     75,000            2%          $30.06           12/15/2009        1,418,175    3,594,000

Dale R. Boyd                        100,000            2%          $ 5.06            4/17/2009          318,500      807,000
                                    121,000            3%          $30.06           12/15/2009        2,287,989    5,798,320
                                     79,000            2%          $36.875            1/1/2010        1,832,326    4,643,541

Rick Ruskin                          50,000            1%          $ 5.06            4/17/2009          159,250      403,500
                                    100,000            2%          $30.06           12/15/2009        1,890,900    4,792,000

Dan Brown                            50,000            1%          $ 5.06            4/17/2009          159,250      403,500
                                    100,000            2%          $14.69           10/15/2009          923,900    2,341,200
                                     50,000            1%          $30.06           12/15/2009          945,450    2,396,000

-----------------

(1) Based on an aggregate of 4,423,500 options granted to directors and employees of the Company in fiscal year 2000, including the Named Executive Officers.

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

    Mr. Raimondi's option grant to purchase 125,000 shares at $5.06, which expires April 17, 2009, vests 25% one year after the commencement date of the grant, and one-twelfth of the remaining unvested shares subject to the option grant vest each quarter thereafter. Mr. Raimondi's option grant to purchase 181,400 shares at $30.06, which expires December 15, 2009, vests 50% one year after the commencement date of the grant, and the remaining unvested shares subject to the option grant vests two years after the commencement date. Mr. Raimondi's option grant to purchase 118,500 shares at $36.88, which expires January 1, 2010, vests 50% one year after the commencement date of the grant, and the remaining unvested shares subject to the option grant vests two years after the commencement date.

    Mr. Pearlman's option grant to purchase 150,000 shares at $5.06, which expires April 17, 2009, vests 100% on April 17, 2000.

    Mr. Scott's option grant to purchase 50,000 shares at $5.06, which expires April 17, 2009, vests 25% one year after the commencement date of the grant, and one twelfth of the remaining unvested shares subject to the option grant shall vest each quarter thereafter. Mr. Scott's option grant to purchase 75,000 shares at $30.06, which expires

    December 15, 2009, vests 25% one year after the commencement date of the grant, and one-twelfth of the remaining unvested shares subject to the option grant shall vest each quarter thereafter.

    Mr. Boyd's option grant to purchase 100,000 shares at $5.06, which expires April 17, 2009, vests 25% one year after the commencement date of the grant, and one-twelfth of the remaining unvested shares subject to the option grant vest each quarter thereafter. Mr. Boyd's option grant to purchase 121,000 shares at $30.06, which expires December 15, 2009, vests 50% one year after the commencement date of the grant, and the remaining unvested shares subject to the option grant vests two years after the commencement date. Mr. Boyd's option grant to purchase 79,000 shares at $36.88, which expires January 1, 2010, vests 50% one year after the commencement date of the grant, and the remaining unvested shares subject to the option grant vests two years after the commencement date.

    Mr. Ruskin's option grant to purchase 50,000 shares at $5.06, which expires April 17, 2009, vests 25% one year after the commencement date of the grant, and one twelfth of the remaining unvested shares subject to the option grant shall vest each quarter thereafter. Mr. Ruskin's option grant to purchase 100,000 shares at $30.06, which expires December 15, 2009, vests 25% one year after the commencement date of the grant, and one-twelfth of the remaining unvested shares subject to the option grant shall vest each quarter thereafter.

    Mr. Brown's option grant to purchase 50,000 shares at $5.06, which expires April 17, 2009, vests 25% one year after the commencement date of the grant, and one twelfth of the remaining unvested shares subject to the option grant shall vest each quarter thereafter. Mr. Brown's option grant to purchase 100,000 shares at $14.69, which expires October 15, 2009, vests 25% one year after the commencement date of the grant, and one-twelfth of the remaining unvested shares subject to the option grant shall vest each quarter thereafter. Mr. Brown's option grant to purchase 50,000 shares at $30.06, which expires December 15, 2009, vests 25% one year after the commencement date of the grant, and one-twelfth of the remaining unvested shares subject to the option grant shall vest each quarter thereafter.

    All options grants presented within this table have provisions accelerating the vesting in the event of a change in control.


SUMMARY OF OPTIONS EXERCISED

        The following table sets forth information concerning exercises of stock options during the year ended April 1, 2000 by each of the Named Executive Officers and the value of unexercised options at April 1, 2000.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                 NUMBER OF
                                                                                SECURITIES               VALUE OF
                                                                                UNDERLYING              UNEXERCISED
                                                                                UNEXERCISED            IN-THE-MONEY
                                                                                OPTIONS AT              OPTIONS AT
                                                                                FISCAL YEAR             FISCAL YEAR
                                      SHARES                                      END (#)                 END ($)
                                   ACQUIRED ON              VALUE           ----------------     ---------------------
                                     EXERCISE              REALIZED            EXERCISABLE/            EXERCISABLE/
            NAME                       (#)                  ($)(1)             UNEXERCISABLE         UNEXERCISABLE(2)
            ----                   -----------            -----------        ----------------     ---------------------
Thomas P. Raimondi, Jr.              252,500              $ 5,645,801        66,475 / 521,775     1,319,530 / 4,527,539

Earl M. Pearlman                     511,668              $11,132,543              0 / 0                  0 / 0

Gary Scott                           235,000              $ 4,705,313        383,750 / 186,250    8,770,297 / 2,024,928

Dale R. Boyd                         115,000              $ 2,852,297        52,750 / 386,250     1,040,624 / 3,853,016

Rick Ruskin                          121,300              $ 2,344,993        34,450 / 201,250     565,222 / 1,957,109

Dan Brown                               0                 $        --        18,750 / 231,250     413,672 / 2,923,828

-----------------------

(1) Value realized is based on estimated fair market value of Common Stock on the date of exercise minus the exercise price.

(2) Value is based on estimated fair market value of Common Stock as of April 1, 2000 ($26.38) minus the exercise price.


SEVERANCE AGREEMENTS

        The Company has entered into Severance Agreements with the following Named Executive Officers: Earl Pearlman, Dale Boyd, Thomas Raimondi, Gary Scott, Rick Ruskin and Dan Brown. These agreements have two year terms and are automatically renewable for successive one year terms thereafter. Pursuant to the terms, if the executive's employment with the Company is terminated within twelve months of a change in control of the Company (as defined in the agreement), the executive will receive benefits at the level determined by the reason for such termination. If the termination is for cause (as defined in the agreement), by reason of the executive's disability or death, or by the employee for other than "good reason" (as defined in the agreement), the Company will pay the employee all accrued, unpaid compensation, and, except where terminated by the Company for cause, a pro rata portion of the annual bonus under the bonus plan. If the executive is terminated for any other reason by the Company or the executive terminates his employment with good reason, after a change in control the Company will pay to the executive (i) all accrued, unpaid compensation, (ii) a pro rata portion of the annual bonus under the bonus plan and (iii) an amount equal to one year of annual base salary and annual bonus under the bonus plan, and, for a period of twelve months following termination, will provide the executive and his dependents medical insurance benefits.

        In connection with Earl Pearlman's resignation as President, the Company entered into a Severance and Release Agreement with him on November 30, 1999 (the "Severance Agreement"). Pursuant to the terms of the Severance Agreement, Mr. Pearlman received a one-time payment equivalent to eighteen months of his current base salary which includes car allowance and a base bonus as calculated under the Company's executive bonus plan. Mr. Pearlman entered into a consulting agreement with the Company on December 1, 1999 to provide general corporate management services to the Company. Mr. Pearlman's stock option awards for the Company's common stock continued to vest and remained in full force and effect until May 15, 2000, when Mr. Pearlman terminated the consulting agreement. Mr. Pearlman remains eligible to obtain continuing coverage under the Company's medical, vision and dental (the "Health Plans"). Pursuant to the terms of the Severance Agreement, the Company will make the required premium payments for any continuation coverage that Mr. Pearlman elects to obtain under the Health Plans until March 31, 2001.

        In connection with Dale Boyd's resignation as Chief Financial Officer, the Company entered into a Severance and Release Agreement with him on July 10, 2000 (the "Severance Agreement"). Pursuant to the terms of the Severance Agreement, Mr. Boyd will receive a one-time payment equivalent to one year of his current base salary and one years' car allowance. Mr. Boyd will remain available to the Company for one year pursuant to a consulting agreement to perform general financial management or other such services as the Company may direct. Mr. Boyd's stock option awards for the Company's common stock will continue to vest and will remain in full force and effect during such one-year period. Mr. Boyd remains eligible to obtain continuing coverage under the Health Plans. Pursuant to the terms of the Severance Agreement, the Company will make the premium payments for any continuation coverage that Mr. Boyd elects to obtain under the Health Plans until August 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

        The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 9, 2000 by (i) each person known by the Company to own more than 5% of such shares, (ii) each of the Company's directors, (iii) the Company's Chief Executive Officer and each of its four most highly compensated executive officers who served as executive officers at April 1, 2000, and (iv) all directors and executive officers as a group. As of July 9, 2000, there were 32,172,489 issued and outstanding shares of Common Stock of the Company, not including treasury shares or shares issuable upon exercise of options or warrants. Ownership information has been supplied by the person concerned.

                            SECURITY OWNERSHIP TABLE

                                                          SHARES BENEFICIALLY
                                                               OWNED(1)
                                          -------------------------------------------------
                 NAME                                   NUMBER                      PERCENT
                 ----                     -----------------------------------       -------
The Canopy Group, Inc.                                14,463,285                     44.96%
   240 West Center Street
   Orem, Utah 84057
FMR Corp.(2)                                           3,777,600                     11.74%
   82 Devonshire Street
   Boston, Massachusetts 02109
Raymond J. Noorda(3)                                  14,535,577                     45.16%
Val Kreidel(4)                                            72,292                       *
Ralph Yarro(5)                                           164,167                       *
John Repp(6)                                               2,292                       *
Al Melrose(7)                                             34,750                       *
Thomas P. Raimondi, Jr.(8)                               133,663                       *
Earl M. Pearlman(9)                                            0                       *
Dale R. Boyd(10)                                         119,000                       *
Gary Scott(11)                                           428,175                      1.32%
Rick Ruskin(12)                                           64,075                       *
Dan Brown(13)                                             37,836                       *
All directors and officers
    as a group (15 persons)(14)                       15,794,411.00                  47.63%

-------------------

 *   Less than 1%

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in this table have sole voting and investment power with respect to all shares.

(2) FMR Corp. is the parent holding company of, among others, Fidelity Management & Research Company ("Fidelity Management"), a registered investment adviser which acts as investment adviser to various registered investment companies within the Fidelity family of investment funds, including Fidelity Limited International ("Fidelity International"). FMR Corp., Edward C. Johnson 3d, the Chairman of FMR, Abigail P. Johnson, a director of FMR and Fidelity International are deemed to beneficially own shares of the Company held by those funds over which they exercise control. Information with respect to FMR Corp.'s beneficial ownership was derived from Fidelity Management's July 14, 2000 letter to the Company.

(3) The address for Mr. Noorda is c/o MTI Technology Corporation, 4905 East La Palma Avenue, Anaheim, California 92807. Represents shares owned by The Canopy Group, Inc. ("Canopy"), 14,792 shares issuable to Mr. Noorda upon exercise of options exercisable within 60 days of July 9, 2000. Mr. Noorda, Chairman of the Board of Directors of the Company, is Chairman of the Board of Canopy, Mr. Noorda disclaims beneficial ownership of all shares held by Canopy.

(4) Includes 72,292 shares issuable upon exercise of options exercisable within 60 days of July 9, 2000.

(5) Includes 154,167 shares issuable upon exercise of options and warrants exercisable within 60 days of July 9, 2000.

(6) Includes 2,292 shares issuable upon exercise of options exercisable within 60 days of July 9, 2000.

(7) Includes 34,750 shares issuable upon exercise of options exercisable within 60 days of July 9, 2000.

(8) Includes 123,663 shares issuable upon exercise of options exercisable within 60 days of July 9, 2000.

(9) Mr. Pearlman resigned as the Company's president and chief executive officer in December 1999.

(10) Includes 119,000 shares issuable upon exercise of options exercisable within 60 days of July 9, 2000. Mr. Boyd resigned from as an officer of the Company on July 10, 2000.

(11) Includes 175,625 shares issuable upon exercise of options exercisable within 60 days of July 9, 2000.

(12) Includes 60,075 shares issuable upon exercise of options exercisable within 60 days of July 9, 2000.

(13) Includes 37,500 shares issuable upon exercise of options exercisable within 60 days of July 9, 2000.

(14) Includes shares held by entities affiliated with directors and executive officers of the Company as described above, including 991,219 shares issuable upon exercise of stock options and warrants exercisable within 60 days of July 9, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On July 27, 1999, the Company entered into an agreement with Caldera Systems, Inc. ("Caldera"), a provider of LINUX-based operating systems for businesses, to purchase 5,333,333 shares of common stock of Caldera, approximately 25% of the outstanding capital stock, for a purchase price of $6,000,000. The Canopy Group, Inc., a major stockholder of the Company, currently owns substantially all of the remaining issued and outstanding shares of Caldera. Raymond J. Noorda, Chairman of the Board of Directors of the Company, is the Chairman of the Board of Directors of The Canopy Group, Inc.

        On November 30, 1999, the Company entered into a Severance and Release Agreement (the "Severance Agreement") with Earl Pearlman in connection with his resignation as President from the Company. Pursuant to the terms of the Severance Agreement, Mr. Pearlman received a one-time payment of $322,800 which is equivalent to eighteen months of his current base salary which includes car allowance and his base bonus as calculated under the Company's executive bonus plan. Mr. Pearlman entered into a consulting agreement with the Company to provide general corporate management services to the Company. Mr. Pearlman's stock option awards for the Company's common stock continued to vest and remained in full force and effect until May 15, 2000, when Mr. Pearlman terminated the consulting agreement. Mr. Pearlman remains eligible to obtain continuing coverage under the Company's medical, vision and dental (the "Health Plans"). Pursuant to the terms of the Severance Agreement, the Company will make the required premium payments for any continuation coverage that Mr. Pearlman elects to obtain under the Health Plans until March 31, 2001.

        During Fiscal 2000, the Company sold goods and services totaling $4,920,000 to Center 7, Inc., a subsidiary of The Canopy Group, Inc. These sales were made in the ordinary course of business on the Company's standard terms and conditions.

        Al Melrose, a director of the Company, provided investor relations consulting services to the Company during the fiscal year ended April 1, 2000. Mr. Melrose was paid an aggregate of $171,679 for his services.

        On July 10, 2000, the Company entered into a Severance and Release Agreement (the "Severance Agreement") with Dale Boyd in connection with his resignation as Chief Financial Officer from the Company. Pursuant to the terms of the Severance Agreement, Mr. Boyd will receive a one-time payment of $274,400 which is equivalent to one year of his current base salary and one years' car allowance of $1,200 per month. Mr. Boyd will remain available to the Company for one year pursuant to a consulting agreement to perform general financial management or other such services as the Company may direct. Mr. Boyd's stock option awards for the Company's common stock will continue to vest and will remain in full force and effect during such one-year period. Mr. Boyd remains eligible to obtain continuing coverage under the Company's medical, vision and dental (the "Health Plans"). Pursuant to the terms of the Severance Agreement, the Company will make the premium payments for any continuation coverage that Mr. Boyd elects to obtain under the Health Plans until August 31, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:


        The following Consolidated Financial Statements and Schedules of the Company are attached to the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2000.

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

 *10.5 Micro Technology, Inc. Incentive Stock Option Plan - 1985, incorporated by reference to Exhibit 10.20 of the Company's
            Registration Statement on Form S-1 (No. 33-75180).

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

  10.17     Asset Purchase Agreement, dated February 9, 1996, Between EMC
            Corporation and the Registrant (confidential treatment granted pursuant to Rule 24b-2), incorporated by reference to Exhibit 10.36 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995.

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

 *10.28 Severance and Release Agreement dated as of November 30, 1999, between Earl Pearlman and Registrant.

  21.1      Subsidiaries of the Company, incorporated by reference to Exhibit
            21.1 of the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2000.

  23.2      Consent of KPMG Peat Marwick LLP, incorporated by reference to
            Exhibit 23.2 of the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2000.

  24 Power of Attorney, incorporated by reference to Exhibit 24 of the Company's Annual Report on Form 10-K for the fiscal year ended April
            1, 2000.

  27 Financial Data Schedule, incorporated by reference to Exhibit 27 of the Company's Annual Report on Form 10-K for the fiscal year ended
            April 1, 2000.

* Management or compensatory plan or arrangement.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of July 2000.

                                      MTI TECHNOLOGY CORPORATION

                                      By: /s/ Thomas P. Raimondi, Jr.
                                         ---------------------------------------
                                         Thomas P. Raimondi, Jr.
                                         (President and Chief Executive Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

         SIGNATURE                                   TITLE                                       DATE
         ---------                                   -----                                       ----
/s/ Thomas P. Raimondi, Jr.                 President and Chief Executive                    July 31, 2000
------------------------------------        Officer
   (Thomas P. Raimondi, Jr.)


/s/ Paul Emery                              Chief Operating Officer, Acting                  July 31, 2000
------------------------------------        Chief Financial Officer (Principal
    (Paul Emery)                            Financial and Accounting Officer)


/s/   *                                     Chairman of the Board                            July 31, 2000
------------------------------------
   (Raymond J. Noorda)


/s/   *                                     Director                                         July 31, 2000
------------------------------------
   (Val Kreidel)


/s/    *                                    Director                                         July 31, 2000
------------------------------------
   (Al Melrose)


/s/   *                                     Director                                         July 31, 2000
------------------------------------
   (John Repp)


/s/   *                                     Director                                         July 31, 2000
------------------------------------
   (Ralph Yarro III)


*By: /s/ Thomas P. Raimondi, Jr.            Attorney-in-Fact                                 July 31, 2000
     -------------------------------
      (Thomas P. Raimondi, Jr.)

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

 *10.5 Micro Technology, Inc. Incentive Stock Option Plan - 1985, incorporated by reference to Exhibit 10.20 of the Company's
            Registration Statement on Form S-1 (No. 33-75180).

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

  10.17     Asset Purchase Agreement, dated February 9, 1996, Between EMC
            Corporation and the Registrant (confidential treatment granted pursuant to Rule 24b-2), incorporated by reference to Exhibit 10.36 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995.

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

 *10.28 Severance and Release Agreement dated as of November 30, 1999, between Earl Pearlman and Registrant.

  21.1      Subsidiaries of the Company, incorporated by reference to Exhibit
            21.1 of the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2000.

  23.2      Consent of KPMG Peat Marwick LLP, incorporated by reference to
            Exhibit 23.2 of the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2000.

  24 Power of Attorney, incorporated by reference to Exhibit 24 of the Company's Annual Report on Form 10-K for the fiscal year ended April
            1, 2000.

  27 Financial Data Schedule, incorporated by reference to Exhibit 27 of the Company's Annual Report on Form 10-K for the fiscal year ended
            April 1, 2000.

* Management or compensatory plan or arrangement.