Form 10-Q
period 2000-07-01
MTI TECHNOLOGY CORP
filed 2000-08-15
CIK 901696

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2000


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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

         The number of shares outstanding of the issuer's common stock, $.001 par value, as of August 7, 2000 was 32,223,167.

                           MTI TECHNOLOGY CORPORATION
                                      INDEX

                                                                                                  Page
                                                                                                  ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of July 1, 2000 and April 1, 2000        3

                  Condensed Consolidated Statements of Operations for the Three Months Ended
                    July 1, 2000 and July 3, 1999                                                   4

                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                    July 1, 2000 and July 3, 1999                                                   5

                  Notes to Condensed Consolidated Financial Statements                              6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                     10

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       13

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                14

         Item 6.  Exhibits and Reports on Form 8-K                                                 14

                           MTI TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                     JULY 1,         APRIL 1,
                                                                                      2000             2000
                                                                                    ---------       ---------
        ASSETS
Current assets:
   Cash and cash equivalents                                                        $  13,351       $   8,791
   Accounts receivable, net                                                            47,533          74,289
   Inventories                                                                         28,966          25,515
   Deferred income tax benefit                                                          1,020           1,020
   Prepaid expenses and other receivables                                               7,172           6,407
                                                                                    ---------       ---------
        Total current assets                                                           98,042         116,022

Property, plant and equipment, net                                                     15,206          14,464
Deferred income tax benefit                                                            29,915          26,715
Investment in affiliate                                                                13,210          14,304
Goodwill, net                                                                           6,321           8,998
Other                                                                                     609             444
                                                                                    ---------       ---------
                                                                                    $ 163,303       $ 180,947
                                                                                    =========       =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable                                                                     $   1,500       $   1,500
   Accounts payable                                                                    17,176          22,008
   Accrued liabilities                                                                 15,869          20,372
   Deferred income                                                                     19,280          20,708
                                                                                    ---------       ---------
        Total current liabilities                                                      53,825          64,588

Other                                                                                   3,147           2,864
                                                                                    ---------       ---------
        Total liabilities                                                              56,972          67,452
Stockholders' equity:
   Preferred stock, $.001 par value; authorized 5,000 shares; issued and
     outstanding, none                                                                     --              --
   Common stock, $.001 par value; authorized 80,000 shares; issued (including treasury shares) and outstanding 32,652 and 32,352 shares at July 1, 2000
     and April 1, 2000, respectively                                                       33              32
   Additional paid-in capital                                                         134,746         133,007
   Accumulated deficit                                                                (23,349)        (14,609)
   Less cost of treasury stock (479 shares at July 1, 2000 and April 1, 2000)          (1,745)         (1,745)
   Accumulated other comprehensive loss                                                (3,354)         (3,190)
                                                                                    ---------       ---------
        Total stockholders' equity                                                    106,331         113,495
                                                                                    ---------       ---------
                                                                                    $ 163,303       $ 180,947
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

                           MTI TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                            ----------------------
                                                             JULY 1,       JULY 3,
                                                              2000           1999
                                                            --------       -------
Net product revenue                                         $ 25,443       $41,369
Service revenue                                               12,467        11,871
                                                            --------       -------
        Total revenue                                         37,910        53,240

Product cost of revenue                                       17,147        26,630
Service cost of revenue                                        8,573         7,401
                                                            --------       -------
        Total cost of revenue                                 25,720        34,031
                                                            --------       -------

        Gross profit                                          12,190        19,209

Operating expenses:
    Selling, general and administrative                       18,836        12,442
    Research and development                                   5,185         3,516
                                                            --------       -------
        Total operating expenses                              24,021        15,958
                                                            --------       -------

        Operating income (loss)                              (11,831)        3,251

Interest and other income, net                                   985         1,036
Equity in net loss of affiliate                                1,094            --
                                                            --------       -------

Income (loss) before income taxes                            (11,940)        4,287
Income tax expense (benefit)                                  (3,200)          729
                                                            --------       -------
        Net income (loss)                                   $ (8,740)      $ 3,558
                                                            ========       =======

Net income (loss) per share:
    Basic                                                   $  (0.27)      $  0.12
                                                            ========       =======
    Diluted                                                 $  (0.27)      $  0.12
                                                            ========       =======

Weighted-average shares used in per share computation:
    Basic                                                     32,085        28,762
                                                            ========       =======
    Diluted                                                   32,085        30,438
                                                            ========       =======


     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                 -----------------------
                                                                                  JULY 1,        JULY 3,
                                                                                   2000           1999
                                                                                 --------       --------
Cash flows from operating activities:
        Net income (loss)                                                        $ (8,740)      $  3,558
        Adjustments to reconcile net income to net cash provided by (used
         in) operating activities:
         Depreciation and amortization                                              3,916          2,254
         Provision for sales returns and losses on accounts receivable, net         1,033            175
         Net loss in equity of affiliate                                            1,094             --
         Provision for inventory obsolescence                                         637            856
         Loss on disposal of fixed assets                                             350            194
         Deferred income tax benefit                                               (3,200)            --
         Deferred income                                                           (1,144)        (2,259)
        Changes in assets and liabilities:
         Accounts receivable                                                       25,627         (5,241)
         Inventories                                                               (4,137)        (6,993)
         Prepaid expenses, other receivables and other assets                        (884)          (323)
         Accounts payable                                                          (4,858)         3,516
         Accrued and other liabilities                                             (4,587)         3,594
                                                                                 --------       --------
Net cash provided by (used in) operating activities                                 5,107           (669)
                                                                                 --------       --------

Cash flows from investing activities:
        Capital expenditures for property, plant
          and equipment, net                                                       (2,388)          (503)
                                                                                 --------       --------
Net cash used in investing activities                                              (2,388)          (503)
                                                                                 --------       --------

Cash flows from financing activities:
        Borrowings under notes payable                                                 --         16,239
        Proceeds from issuance of common stock and
         exercise of options and warrants                                           1,740            587
        Repayment of notes payable                                                     --        (16,875)
                                                                                 --------       --------
Net cash provided by (used in) financing activities                                 1,740            (49)
                                                                                 --------       --------

Effect of exchange rate changes on cash                                               101             54
                                                                                 --------       --------

Net increase (decrease) in cash and cash equivalents                                4,560         (1,167)

Cash and cash equivalents at beginning of period                                    8,791          7,213
                                                                                 --------       --------

Cash and cash equivalents at end of period                                       $ 13,351       $  6,046
                                                                                 ========       ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                               $      2       $     92
          Income taxes                                                                 42             31


     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Overview

      The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2000. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of July 1, 2000, and the condensed consolidated results of operations and cash flows for the three month periods ended July 1, 2000 and July 3, 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. References to amounts are in thousands, except per share data, unless otherwise specified.

2.    Inventory

      Inventories consist of the following:

                                   JULY 1,       APRIL 1,
                                     2000          2000
                                   -------       --------
      Raw Materials                $12,008       $13,408
      Work in Process                1,164           595
      Finished Goods                15,794        11,512
                                   -------       -------
                                   $28,966       $25,515
                                   =======       =======

3.    Line of Credit

      The Company entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank and General Electric Capital Corporation as of July 22, 1998, and amended July 22, 1999, whereby the Company may borrow up to $30.0 million under an asset secured domestic line of credit, limited by the value of pledged collateral. As of July 1, 2000, the Company was in technical default under the Loan Agreement for failing to comply with a covenant containing certain profitability requirements, which was subsequently waived pursuant to a Loan Modification Agreement (the "Loan Modification Agreement") entered into among the Company, Silicon Valley Bank and General Electric Capital Corporation as of July 22, 2000. In addition, the Loan Modification Agreement provided for a two month extension of the Loan Agreement. The Loan Modification Agreement allows the Company to borrow at a rate equal to prime rate, 9.5% at August 7, 2000. The Company has begun negotiations for a renewal of its existing credit facility and believes the Company will be able to secure comparable financing prior to the expiration of the existing credit facility. However, there can be no assurance that the Company will be able to do so on favorable terms or at all.

4.    Net Income (Loss) per Share

      The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                       THREE MONTHS ENDED
                                                                     ----------------------
                                                                      JULY 1,       JULY 3,
                                                                       2000          1999
                                                                     --------       -------
      Numerator:
         Net income (loss)                                           $ (8,740)      $ 3,558
                                                                     ========       =======

      Denominator:
         Denominator for net income (loss) per share, basic -
          weighted-average shares outstanding                          32,085        28,762

         Effect of dilutive securities:
          Dilutive options outstanding                                     --         1,676
                                                                     --------       -------

         Denominator for net income (loss) per share, diluted -
          adjusted weighted-average shares                             32,085        30,438
                                                                     ========       =======

      Net income (loss) per share, basic                             $  (0.27)      $  0.12
                                                                     ========       =======

      Net income (loss) per share, diluted                           $  (0.27)      $  0.12
                                                                     ========       =======

      Options and warrants to purchase 6,824 shares of common stock were outstanding at July 1, 2000, but were not included in the computation of diluted loss per share for the three months ended July 1, 2000, because the effect would be antidilutive.

      Options to purchase 1,384 shares of common stock at prices in excess of $8.51 per share were outstanding at July 3, 1999, but were not included in the computation of diluted earnings per share for the three months ended July 3, 1999, because the options' exercise prices were greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive.

5.    Business Segment Information

      The Company is engaged in the design, manufacture, sale and service of high-availability storage systems. The Company's reportable business segments are based on geographic areas. The Company's operations are structured to achieve consolidated objectives. As a result, significant interdependence and overlap exists among the Company's geographic areas. Accordingly, revenue, operating income (loss) and identifiable assets shown for each geographic area may not be indicative of the amount which would have been reported if the geographic areas were independent of one another.

      Revenue and transfers between geographic areas are generally priced to recover cost plus an appropriate mark-up for profit. Operating income
      (loss) is revenue less cost of revenues and direct operating expenses.

      A summary of the Company's operations by geographic area is presented below:

                                           THREE MONTHS ENDED
                                         -----------------------
                                          JULY 1,        JULY 3,
                                           2000           1999
                                         --------       --------
      Revenue:
          United States                  $ 29,808       $ 40,274
          Europe                           11,196         16,253
          Transfers between areas          (3,094)        (3,287)
                                         --------       --------
      Total revenue                      $ 37,910       $ 53,240
                                         ========       ========

      Operating income (loss):
          United States                  $(10,145)      $  1,707
          Europe                           (1,686)         1,544
                                         --------       --------
      Total operating income (loss)      $(11,831)      $  3,251
                                         ========       ========

                                          JULY 1,       APRIL 1,
                                           2000           2000
                                         --------       --------
      Identifiable assets:
          United States                  $131,491       $146,183
          Europe                           31,812         34,764
                                         --------       --------
      Total assets                       $163,303       $180,947
                                         ========       ========

6.    Goodwill Impairment

      The Company applies Statement of Financial Accounting Standards No. ("Statement") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under the provisions of Statement 121, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The amount of impairment, if any, is measured based on projected discounted cash flows.

      In the first quarter of fiscal 2001, the Company recorded an impairment charge of $2,200 in accordance with Statement 121 related to unamortized intangible assets acquired in the purchase of certain product lines from RAXCO, Inc. The Company has evaluated the recoverability of the remaining goodwill by analyzing forecasted undiscounted cash flows and found no further impairment exists at July 1, 2000. The impairment charge was recorded in selling, general and administrative expense.

7.    Comprehensive Income (Loss)

      The Company has adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and displaying comprehensive income (loss) and its components. The adoption of Statement 130 required additional disclosure but did not have a material effect on the Company's financial position or results of operations.

      The components of comprehensive income (loss) are as follows:

                                                    THREE MONTHS ENDED
                                                   ---------------------
                                                   JULY 1,       JULY 3,
                                                    2000          1999
                                                   -------       -------
      Net income (loss)                            $(8,740)      $ 3,558
      Foreign currency translation adjustment         (164)         (561)
                                                   -------       -------
      Total comprehensive income (loss)            $(8,904)      $ 2,997
                                                   =======       =======

8.    Related Party Transactions

      In the normal course of business, the Company sold goods and services during the first quarter of fiscal 2001 of $92 to a subsidiary of The Canopy Group, Inc. ("Canopy"). Raymond J. Noorda, Chairman of the Board of Directors of the Company, is the Chairman of the Board of Directors of The Canopy Group, Inc. The Company made no sales to the subsidiary of Canopy during the first quarter of fiscal 2000. In addition, at July 1, 2000, there were no amounts due from the subsidiary of Canopy.

9.    Subsequent Event

      Class-action complaints were filed against the Company and certain officers, alleging violations of provisions of the Securities Exchange Act of 1934, and the rules promulgated thereunder. The complaints received to date were filed between July 31, 2000 and August 10, 2000, in the U.S. District Courts for the Central District of California and for the District of Delaware. The complaints reviewed to date have varying class periods and generally allege that the defendants were aware of certain adverse information, which they failed to disclose. Such complaints make certain statements and do not specify the amount of damages being sought. While not all of the complaints have been served on the Company, the Company has obtained copies of the complaints from the courts. The Company believes that the lawsuits are without merit and intends to defend the suits vigorously.

10.   New Accounting Standards

      In June 1998, Statement 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. Statement 133 establishes accounting and reporting standards for derivative instruments, hedging activities and exposure definition. Statement 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged asset, liabilities, or firm commitments through earnings, or reported in other comprehensive income until the hedge is recognized in earnings. In June 1999, Statement 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued. The statement defers the effective date of Statements 133 until the first quarter of fiscal year 2002. In June 2000, Statement 138, "Accounting for certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" was issued. Although the Company continues to review the effect of the implementation of Statement 133 and 138, the Company does not currently believe their adoption will have a material impact on its financial position or overall trends in results of operations and does not believe adoption will result in significant changes to its financial risk management practices. However, the impact of adoption on the Company's results of operations is dependent upon the fair values of the Company's derivatives and related financial instruments at the date of adoption and may result in more pronounced quarterly fluctuations in other income and expense.

      In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to follow the guidance in the SAB no later than the fourth quarter of its fiscal year 2001. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB No. 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its financial position or results of operations.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of employee for the purposes of applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. We believe that the impact of FIN 44 will not have a material effect on our financial position or results of operations.

PART 1 - ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements set forth below are not historical or based on historical facts and constitute "forward-looking statements" involving known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements, expressed or implied, by such forward-looking statements, including statements about the Company's reduced net product revenue, expected Vivant sales, increasing service cost of revenue and effect on service gross profit, dependence on new products, management of growth, competition, international sales, dependence on suppliers and quarterly fluctuations. Given these uncertainties, investors in the Company's common stock are cautioned not to place undue reliance on such forward-looking statements. Additional information on potential factors that could affect the Company's financial results are included in the Company's Annual Report on Form 10-K for the year ended April 1, 2000.

Overview

MTI Technology Corporation is a leading provider of high availability, fault tolerant solutions for the enterprise storage marketplace. The Company designs, develops, manufactures, sells and supports a complete line of integrated products and services that provide customers with a full range of hardware, software and networking components as well as sophisticated professional services, which it combines into one solution to provide continuous access to online information. The Company has historically sold its products and services to Global 2000 companies for their data center computing environments. During fiscal 2000 the Company's markets expanded to include e-commerce and Internet-related businesses, or IRBs, such as content providers, online retailers and web-based advertisers. The Company's solutions are compatible with Sun Solaris, HP-UX, Windows NT, Novell Netware, IBM AIX, Compaq Tru64 and Linux operating systems, which enable it to address a broad range of customer applications and markets.

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

                                                 FOR THE THREE MONTHS ENDED
                                                 ---------------------------
                                                 JULY 1,             JULY 3,
                                                  2000                1999
                                                 -------             -------
Net product revenue                                67.1%               77.7%
Service revenue                                    32.9                22.3
                                                 ------              ------
     Total revenue                                100.0               100.0

Product gross profit                               32.6                35.6
Service gross profit                               31.2                37.7
                                                 ------              ------
     Gross profit                                  32.2                36.1

Selling, general and administrative                49.7                23.3
Research and development                           13.7                 6.6
                                                 ------              ------
     Operating income (loss)                      (31.2)                6.2

Interest and other income, net                      2.6                 1.9
Equity in net loss of affiliate                     2.9                  --
Income tax expense (benefit)                       (8.4)                1.4
                                                 ------              ------
     Net income (loss)                            (23.1)%               6.7%
                                                 ======              ======

Net Product Revenue: Net product revenue for the first quarter of fiscal 2001 decreased $15.9 million, or 38.5% from the same quarter of the prior year. The Company transitioned its sales focus during fiscal 2000 towards its proprietary products, away from its third party resale products. As a result of this transition, the Company concentrated its sales efforts in IRBs. During the first quarter of fiscal 2001, the Company experienced a decrease in demand of its proprietary products from IRBs which resulted in reduced net product revenue. The Company believes that it may experience a further reduction in demand from IRBs due to a softening in capital markets for these businesses which could continue to negatively impact the Company's net product revenue and results of operations. The Company intends to refocus its sales force to penetrate Global 2000 accounts more deeply, but this effort is not expected to achieve significant results within the next six months due, in part, to these larger companies' longer procurement cycles.

Service Revenue: Service revenue for the first quarter of fiscal 2001 increased $0.6 million, or 5.0% over the same quarter of the prior year. This increase was primarily due to increased revenue from maintenance contracts.

Product Gross Profit: Product gross profit was $8.3 million for the first quarter of fiscal 2001, a decrease of $6.4 million, or 43.7% from the same quarter of the preceding year, and the gross profit percentage of net product sales was 32.6% for the first quarter of fiscal 2001 as compared to 35.6% for the same period of the prior year. The product gross profit percentage decrease was primarily due to reduced manufacturing efficiencies resulting from a reduction in product throughput.

Service Gross Profit: Service gross profit was $3.9 million for the first quarter of fiscal 2001, a decrease of $0.6 million, or 12.9% from the same period of the previous year. The gross profit percentage of service revenue decreased to 31.2% in the first quarter of fiscal 2001 as compared to 37.7% in the same quarter of the preceding year. The decrease in service gross profit is primarily attributable to increased compensation-related costs as a result of increased headcount. The Company expects the number of Vivant units sold to increase in fiscal year 2001 over fiscal 2000 levels. Due to the increased number of installed Vivant units and the increased complexity of Vivant products compared to previous products sold, the Company intends to increase overall service and support headcount and upgrade the skills of its staff to support the more complex product. As a result, the Company expects that service cost of revenue will continue to increase in fiscal year 2001, which may adversely affect service gross profit.

Selling, General and Administrative: Selling, general and administrative expenses for the first quarter of fiscal 2001 increased $6.4 million, or 51.4% over the same quarter of the preceding year. This increase was primarily due to an impairment charge of $2.2 million related to unamortized intangible assets acquired in the purchase of certain product lines from RAXCO, Inc., increased compensation-related sales costs of $1.6 million resulting from increased staff, increased commissions of $1.0 million resulting from a change in the commission compensation plan, increased bad debt of $0.8 million primarily as a result of one internet-related customer's non-payment, increased legal expense of $0.2 million and increases in other expenses of $0.6 million. The Company expects selling, general and administrative expense to increase in fiscal 2001 as it continues to increase technical sales headcount and training costs.

Research and Development: Research and development expenses for the first quarter of fiscal 2001 increased $1.7 million, or 47.5% over the same quarter of the preceding year. This increase is primarily attributable to increased project costs. The Company intends to continue to increase its investment in research and development in absolute dollars and as a percentage of total revenue in fiscal 2001 as it continues to expand into additional markets, such as NAS storage systems.

Interest and Other Income, Net: Interest and other income, net, for the first quarter of fiscal 2001 was $1.0 million, essentially unchanged from the same quarter of the preceding year. Interest and other income, net, is primarily the recognition of the sale of patents to EMC Corporation ("EMC").

Income Tax Expense (Benefit): The income tax benefit for the first quarter of fiscal 2001 was $3.2 million, or 26.8% of the loss before income taxes as compared with the income tax expense of $0.7, or 17.0% of income before income taxes for the same period last year. The effective tax rate is less than statutory rates due to the percentage of pre-tax profit from foreign subsidiaries and the utilization of net operating losses.

Liquidity and Capital Resources

Cash and cash equivalents were $13.4 million at July 1, 2000, an increase of $4.6 million as compared to April 1, 2000, the prior fiscal year end. Net operating activities provided cash of $5.1 million for the first three months of fiscal 2001, primarily due to decreased accounts receivable of $25.6 million as a result of collections made on prior quarter sales. This source of cash was partially offset by the use of cash from a net loss adjusted for non-cash items of $6.1 million, an increase in inventories of $4.1 million and a combined decrease in accounts payable and accrued and other liabilities of $9.4 million.

At July 1, 2000, the Company's days sales outstanding were 114 days, as compared to 112 days at April 1, 2000. The Company's average days sales outstanding is impacted by the high percentage of sales occurring within the last month of each quarter and the large percentage of international sales, which historically have slower payment patterns.

The Company entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank and General Electric Capital Corporation as of July 22, 1998, and amended July 22, 1999, whereby the Company may borrow up to $30.0 million under an asset secured domestic line of credit, limited by the value of pledged collateral. As of July 1, 2000, the Company was in technical default under the Loan Agreement for failing to comply with a covenant containing certain profitability requirements, which was subsequently waived pursuant to a Loan Modification Agreement (the "Loan Modification Agreement") entered into among the Company, Silicon Valley Bank and General Electric Capital Corporation as of July 22, 2000. In addition, the Loan Modification Agreement provided for a two month extension of the Loan Agreement. The Loan Modification Agreement allows the Company to borrow at a rate equal to prime rate, 9.5% at August 7, 2000. Borrowings under the line of credit are subject to certain financial and operating covenants, including various financial covenants requiring the Company to maintain a minimum current ratio and debt-net worth ratio, and a limitation on quarterly net losses. The agreement restricts the Company from paying any dividends. The Company has begun negotiations for a renewal of its existing credit facility, and believes the Company will be able to secure comparable financing prior to the expiration of the existing credit facility term. However, there can be no assurance that the Company will be able to do so on favorable terms or at all. There were no borrowings outstanding under the Loan Modification Agreement at August 7, 2000.

Effective February 9, 1996, the Company entered into an agreement (the "EMC Agreement") with EMC selling EMC substantially all of the Company's existing patents, patent applications and related rights. Pursuant to the EMC Agreement, the Company is entitled to receive $30.0 million over the life of this agreement, in six equal annual installments of $5.0 million each. The Company has received five of the six installments. The sixth and final payment is due January 2001. The Company will also receive royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the EMC Agreement. As part of the maximum $30.0 million of royalties, minimum royalties of $10.0 million will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the EMC Agreement, and within thirty days of each subsequent anniversary thereof. The first four annual installments were received in March 1997, March 1998, March 1999 and March 2000. Also, pursuant to the terms of the EMC Agreement, $10.0 million of the maximum $30.0 million of royalties, will be received in five equal annual installments as a result of a computer and technology agreement between EMC and IBM announced in March 1999. The first annual installment was received in March 2000. The EMC Agreement provides that the remaining four payments will be received annually beginning in March 2001.

Management believes that the Company's working capital, bank lines of credit and future cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for at least the next twelve months. However, in the longer term, the Company may require additional funds to support its working capital requirements, including financing of accounts receivable and inventory, or for other purposes, and may seek to raise such funds through public or private equity financing, bank lines of credit or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's European operations transact in foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound sterling and the Euro. The Company has and may continue to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks, none of which were outstanding at July 1, 2000. There can be no assurance that such actions will successfully reduce the Company's exposure to financial market risks.

The Company maintains a $30 million credit line. The interest rate applied to any debt outstanding under this credit line is equal to the prime rate and is, therefore subject to a certain amount of risk arising from fluctuations in these rates. However, the Company believes that a 10% increase in interest rates would not have a material impact on the Company's results of operations.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Class-action complaints were filed against the Company and certain officers, alleging violations of provisions of the Securities Exchange Act of 1934, and the rules promulgated thereunder. The complaints received to date were filed between July 31, 2000 and August 10, 2000, in the U.S. District Courts for the Central District of California and for the District of Delaware. The complaints reviewed to date have varying class periods and generally allege that the defendants were aware of certain adverse information, which they failed to disclose. Such complaints make certain statements and do not specify the amount of damages being sought. While not all of the complaints have been served on the Company, the Company has obtained copies of the complaints from the courts. The Company believes that the lawsuits are without merit and intends to defend the suits vigorously.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      10.28 Loan Modification Agreement between Company and Silicon Valley Bank and General Electric Capital Corporation, as co-lenders.

      27     Financial Data Schedule

(b)   Reports on Form 8-K:

      The Company filed a Form 8-K on August 10, 2000 with respect to the Company's announcement of Class Action Complaints filed against it and certain of its officers.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of August, 2000.


                                     MTI TECHNOLOGY CORPORATION



                                     By:  /s/ Paul W. Emery, II
                                         -------------------------------------
                                         Paul W. Emery, II
                                         Chief Operating Officer, Acting Chief
                                           Financial Officer
                                         (Principal Financial Officer)



                                     By:  /s/ Stephanie M. Braun
                                         -------------------------------------
                                         Stephanie M. Braun
                                         Vice President, Corporate Controller
                                           and Chief Accounting Officer
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX


 Exhibit Number                       Description
 --------------                       -----------

      10.28 Loan Modification Agreement between Company and Silicon Valley Bank and General Electric Capital Corporation, as co-lenders.

      27     Financial Data Schedule