Form 10-K/A
period 2000-04-01
MTI TECHNOLOGY CORP
filed 2000-08-24
CIK 901696

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

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

                         Commission file number 0-23418
                                                -------

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

         The Registrant hereby amends Part III of its Annual Report on Form 10-K for the fiscal year ended April 1, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

         Information with respect to the Company's executive officers is incorporated by reference from the section entitled "Executive Officers of the Registrant" set forth in Part I, Item 4 of this Report.

                                    DIRECTORS

NAME                                  AGE                 POSITION(S)                                  COMMITTEE(S)
----                                  ---                 -----------                                  ------------
Raymond J. Noorda..................   76     Chairman of the Board of Directors                   Audit and Compensation
Val Kreidel........................   45     Director                                             Audit and Compensation
Thomas P. Raimondi, Jr.............   43     President and Chief Executive Officer and Director   Nominating
John Repp..........................   61     Director, Nominee                                    Audit and Compensation
Al Melrose.........................   74     Director, Nominee                                    Audit and Nominating
Ralph J. Yarro III.................   36     Director                                             Nominating


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

         Thomas P. Raimondi, Jr. was named President and Chief Executive Officer of the Company in December 1999. From July 1998 to December 1999, Mr. Raimondi was the Company's Chief Operating Officer. Mr. Raimondi was our Senior Vice President and General Manager since May 1996 and was our Vice President, Strategic Planning, Product Marketing, and Director of Marketing from 1987 until May 1996. Mr. Raimondi joined the Company in 1987. Mr. Raimondi is also a member of the Board of Directors of Caldera Systems, Inc.

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

         The Compensation Committee, currently consisting of Mr. Noorda, Ms. Kreidel and Mr. Repp, recommends to the Board of Directors the salaries, bonuses and stock awards received by the officers of the Company. The Compensation Committee is also responsible for administering the Company's Stock Incentive Plan. The Compensation Committee determines the recipients of awards, sets the exercise price of shares granted, and determines the terms, provisions and conditions of all rights granted.

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


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal year 2000, the Compensation Committee consisted of Mr. Noorda, Mr. Melrose, Ms. Kreidel and Mr. Repp. None of these persons is or has been an officer or employee of the Company or any of its subsidiaries. In addition, there are no Compensation Committee interlocks between MTI and other entities involving MTI executive officers and Board members who serve as executive officers of such entities. During fiscal year 2000, Mr. Melrose provided investor relations consulting services to the Company for which he was paid an aggregate of $171,679 for his services. On July 27, 1999, the Company entered into an agreement with Caldera Systems, Inc. ("Caldera"), a provider of Linux-based operating systems for businesses, to purchase 5,333,333 shares of common stock of Caldera, approximately 25% of the then outstanding capital stock, for a purchase price of $6,000,000. The Canopy Group, Inc., a major stockholder of the Company, currently owns substantially all of the remaining issued and outstanding shares of Caldera. Raymond J. Noorda, Chairman of the Board of Directors of the Company, is the Chairman of the Board of Directors of The Canopy Group, Inc., and a member of the Board of Directors of Caldera.


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


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934


         Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that the Company's executive officers and directors file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the Securities and Exchange Commission ("SEC"). Executive officers and directors are also required by the SEC rules to furnish the Company with copies of all Section 16(a) reports they file. As part of a Section 16 compliance program established by the Company for its executive officers and directors, the Company undertakes to file these reports on behalf of such individuals. Based solely on its review of the Forms 3, 4 and 5 filed on behalf of its executive officers and directors, as well as written representations from certain individuals that no Forms 5 are required by such individuals, the Company believes that, during the fiscal year ended April 1, 2000, all Section 16(a) filing requirements applicable to its executive officers and directors were complied with pursuant to the SEC rules, except for the following late Form 4 filings: John Repp (August 1998, September 1998 and December 1998), Thomas P. Raimondi, Jr. (September 1999), Richard L. Ruskin (September 1999), Stephanie Braun (November 1999), Al Melrose (February 2000), Gary Scott (February 2000) and Frank Yoshino (February 2000). Ralph Yarro amended his March 2000 Form 3 to include the grant of an option that he received under the Directors' Plan upon his appointment to the Board of Directors. The following individuals failed to timely file their Form 5s to report the grant of stock options they received from the Company: Thomas P. Raimondi, Jr., Gary Scott, Dale R. Boyd, Richard L. Ruskin, Venki Venkataraman, Frank Yoshino, Stephanie Braun, Chuck Sitzman and Dan Brown.


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

                           SUMMARY COMPENSATION TABLE

                                                                                             Long Term
                                                                                            Compensation
                                                                                               Awards
                                                                                            ------------
                                                               Annual Compensation           Number of
                                                    -------------------------------------    Securities
                                                                             Other Annual    Underlying       All Other
Name and Principal Position                 Year    Salary($)    Bonus($)    Compensation    Options(#)    Compensation(6)
---------------------------                 ----    ---------    --------    ------------    ----------    ---------------
Thomas P. Raimondi, Jr.(1)                  2000     303,654           0           *           425,000           4,558
    President, Chief Executive              1999     243,978           0           *           125,000             853
    Officer                                 1998     207,343      90,522           *                 0           3,020

Earl M. Pearlman(2)                         2000     301,585           0           *           150,000         637,237
    President, Chief Executive              1999     285,577           0           *            75,000               0
    Officer                                 1998     260,577     202,070           *           285,000               0

Gary M. Scott                               2000     265,649           0           *           125,000           1,718
    Senior Vice President,                  1999     261,990           0           *            50,000           1,443
    European Operations                     1998     254,609     103,022           *            80,000           2,584

Dale R. Boyd(3)                             2000     258,654           0           *           300,000           4,209
    Senior Vice President,                  1999     218,846           0           *            90,000             936
    Chief Financial Officer                 1998     189,750      91,522           *                 0           2,864

Rick Ruskin(4)                              2000     243,654      49,999           *           150,000           3,831
    Senior Vice President, Marketing

Dan Brown(5)                                2000     219,615           0           *           200,000           4,018
    Senior Vice President,
    Chief Technology Officer

------------------------

* Amount does not exceed the lesser of $50,000 or ten percent of the total annual salary and bonus reported for the individual.

(1) Mr. Raimondi was appointed President and Chief Executive Officer on December 9, 1999. Mr. Raimondi cancelled options to purchase 300,000 shares of Common Stock on July 5th, 2000.

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

                        OPTION GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS                                         POTENTIAL REALIZABLE
----------------------------------------------------------------------------------------------          VALUE AT ASSUMED
                                   NUMBER OF         % TOTAL                                            ANNUAL RATES OF
                                   SECURITIES        OPTIONS                                                 STOCK
                                   UNDERLYING       GRANTED TO                                        PRICE APPRECIATION
                                    OPTIONS         EMPLOYEES      EXERCISE                           FOR OPTION TERM(2)
                                    GRANTED         IN FISCAL        PRICE          EXPIRATION        -------------------
            NAME                      (#)            YEAR(1)       ($/SH)(1)           DATE            5%($)       10%($)
            ----                   ----------       ----------     ---------        ----------       ---------   ---------
Thomas P. Raimondi, Jr.             125,000            3%           $ 5.06           4/7/2009          397,972   1,008,540
                                    181,500            4%           $30.06         12/15/2009        3,431,465   8,696,007
                                    118,500            3%           $36.88           1/1/2010        2,748,073   6,964,157

Earl M. Pearlman                    150,000            3%           $ 5.06           4/7/2009          477,567   1,210,248

Gary Scott                           50,000            1%           $ 5.06           4/7/2009          159,189     403,416
                                     75,000            2%           $30.06         12/15/2009        1,417,961   3,593,391

Dale R. Boyd                        100,000            2%           $ 5.06           4/7/2009          318,378     806,832
                                    121,000            3%           $30.06         12/15/2009        2,287,644   5,797,338
                                     79,000            2%           $36.88           1/1/2010        1,832,049   4,642,771

Rick Ruskin                          50,000            1%           $ 5.06           4/7/2009          159,189     403,416
                                    100,000            2%           $30.06         12/15/2009        1,890,614   4,791,188

Dan Brown                            50,000            1%           $ 5.06           4/7/2009          159,189     403,416
                                    100,000            2%           $14.69         10/15/2009          923,689   2,340,809
                                     50,000            1%           $30.06         12/15/2009          945,307   2,395,594

-----------------------

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

     Mr. Raimondi's option grant to purchase 125,000 shares at $5.06, which expires April 7, 2009, vests 25% one year after the commencement date of the grant, and one-twelfth of the remaining unvested shares subject to the option grant vest each quarter thereafter. Mr. Raimondi cancelled his option grant to purchase 181,500 shares of Common Stock and his option grant to purchase 118,500 shares of Common Stock on July 5, 2000.

     Mr. Pearlman's option grant to purchase 150,000 shares at $5.06, which expires April 7, 2009, vests 100% on April 7, 2000.

     Mr. Scott's option grant to purchase 50,000 shares at $5.06, which expires April 7, 2009, vests 25% one year after the commencement date of the grant, and one-twelfth of the remaining unvested shares subject to the option grant shall vest each quarter thereafter. Mr. Scott's option grant to purchase 75,000 shares at $30.06, which expires December 15, 2009, vests 25% one year after the commencement date of the grant, and one-twelfth of the remaining unvested shares subject to the option grant shall vest each quarter thereafter.

     Mr. Boyd's option grant to purchase 100,000 shares at $5.06, which expires April 7, 2009, vests 25% one year after the commencement date of the grant, and one-twelfth of the remaining unvested shares subject to the option grant vest each quarter thereafter. Mr. Boyd's option grant to purchase 121,000 shares at $30.06, which expires December 15, 2009, vests 50% one year after the commencement date of the grant, and the remaining unvested shares subject to the option grant vests two years after the commencement date. Mr. Boyd's option grant to purchase 79,000 shares at $36.88, which expires January 1, 2010, vests 50% one year after the commencement date of the grant, and the remaining unvested shares subject to the option grant vests two years after the commencement date.

     Mr. Ruskin's option grant to purchase 50,000 shares at $5.06, which expires April 7, 2009, vests 25% one year after the commencement date of the grant, and one-twelfth of the remaining unvested shares subject to the option grant shall vest each quarter thereafter. Mr. Ruskin's option grant to purchase 100,000 shares at $30.06, which expires December 15, 2009, vests 25% one year after the commencement date of the grant, and one-twelfth of the remaining unvested shares subject to the option grant shall vest each quarter thereafter.

     Mr. Brown's option grant to purchase 50,000 shares at $5.06, which expires April 7, 2009, vests 25% one year after the commencement date of the grant, and one-twelfth of the remaining unvested shares subject to the option grant shall vest each quarter thereafter. Mr. Brown's option grant to purchase 100,000 shares at $14.69, which expires October 15, 2009, vests 25% one year after the commencement date of the grant, and one-twelfth of the remaining unvested shares subject to the option grant shall vest each quarter thereafter. Mr. Brown's option grant to purchase 50,000 shares at $30.06, which expires December 15, 2009, vests 25% one year after the commencement date of the grant, and one-twelfth of the remaining unvested shares subject to the option grant shall vest each quarter thereafter.

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

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                 NUMBER OF
                                                                                SECURITIES                VALUE OF
                                                                                UNDERLYING               UNEXERCISED
                                                                                UNEXERCISED             IN-THE-MONEY
                                                                                OPTIONS AT               OPTIONS AT
                                                                                FISCAL YEAR              FISCAL YEAR
                                      SHARES                                      END(#)                    END($)
                                   ACQUIRED ON              VALUE              -------------          ----------------
                                     EXERCISE              REALIZED            EXERCISABLE/             EXERCISABLE/
            NAME                       (#)                  ($)(1)             UNEXERCISABLE          UNEXERCISABLE(2)
            ----                       ---                  ------             -------------          ----------------
Thomas P. Raimondi, Jr.              252,500              $ 5,645,801           66,475/521,775       1,319,530/4,527,539

Earl M. Pearlman                     511,668              $11,132,543                0/0                     0/0

Gary Scott                           235,000              $ 4,705,313          383,750/186,250       8,770,297/2,024,928

Dale R. Boyd                         115,000              $ 2,852,297           52,750/386,250       1,040,624/3,853,016

Rick Ruskin                          121,300              $ 2,344,993           34,450/201,250         565,222/1,957,109

Dan Brown                                  0              $        --           18,750/231,250         413,672/2,923,828

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

                            SECURITY OWNERSHIP TABLE

                                       SHARES BENEFICIALLY
                                              OWNED(1)
                                     -----------------------
          NAME                         NUMBER        PERCENT
          ----                       ----------      -------
The Canopy Group, Inc.               14,463,285      44.96%
   240 West Center Street
   Orem, Utah 84057

FMR Corp.(2)                          3,777,600      11.74%
   82 Devonshire Street Boston,
   Massachusetts 02109

Raymond J. Noorda(3)                 14,535,577      45.16%
Val Kreidel(4)                           72,292        *
Ralph Yarro(5)                          164,167        *
John Repp(6)                              2,292        *
Al Melrose(7)                            34,750        *
Thomas P. Raimondi, Jr.(8)              133,663        *
Earl M. Pearlman(9)                           0        *
Dale R. Boyd(10)                        119,000        *
Gary Scott(11)                          428,175       1.33%
Richard L. Ruskin(12)                    64,075        *
Dan Brown(13)                            37,836        *
All directors and officers
    as a group (15 persons)(14)      15,794,411      47.63%

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On July 27, 1999, the Company entered into an agreement with Caldera, a provider of Linux-based operating systems for businesses, to purchase 5,333,333 shares of common stock of Caldera, approximately 25% of the then outstanding capital stock, for a purchase price of $6,000,000. The Canopy Group, Inc., a major stockholder of the Company, currently owns substantially all of the remaining issued and outstanding shares of Caldera. Raymond J. Noorda, Chairman of the Board of Directors of the Company, is the Chairman of the Board of Directors of The Canopy Group, Inc., and a member of the Board of Directors of Caldera. In addition, Thomas P. Raimondi, Jr., our President and Chief Executive Officer is also a member of the Board of Directors of Caldera.

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

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of August 2000.


                                        MTI TECHNOLOGY CORPORATION

                                        By:  /s/ Thomas P. Raimondi, Jr.
                                             -----------------------------------
                                             Thomas P. Raimondi, Jr.
                                             (President and Chief Executive
                                             Officer and Director)

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


         SIGNATURE                                   TITLE                                       DATE
         ---------                                   -----                                       ----

 /s/ Thomas P. Raimondi, Jr.                President and Chief Executive                    August 23, 2000
------------------------------------        Officer and Director
   (Thomas P. Raimondi, Jr.)

/s/ *                                       Chairman of the Board                            August 23, 2000
------------------------------------
   (Raymond J. Noorda)

/s/ *                                       Director                                         August 23, 2000
------------------------------------
   (Val Kreidel)

/s/ *                                       Director                                         August 23, 2000
------------------------------------
   (Al Melrose)

/s/ *                                       Director                                         August 23, 2000
------------------------------------
   (John Repp)

/s/ *                                       Director                                         August 23, 2000
------------------------------------
   (Ralph Yarro III)

/s/ Paul W. Emery, II                       Chief Operating Officer, Acting                  August 23, 2000
------------------------------------        Chief Financial Officer (Principal
    (Paul W. Emery, II)                     Financial Officer)

/s/ Stephanie M. Braun                      Vice President, Corporate Controller and         August 23, 2000
------------------------------------        Chief Accounting Officer (Principal
    (Stephanie M. Braun)                    Accounting Officer)

*By: /s/ Thomas P. Raimondi, Jr.            Attorney-in-Fact                                 August 23, 2000
     -------------------------------
      (Thomas P. Raimondi, Jr.)