Form 10-Q
period 2000-09-30
MTI TECHNOLOGY CORP
filed 2000-11-02
CIK 901696

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000


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

         The number of shares outstanding of the issuer's common stock, $.001 par value, as of October 24, 2000 was 32,229,761.

                           MTI TECHNOLOGY CORPORATION

                                      INDEX


                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30,
                  2000 and April 1, 2000                                          3

                  Condensed Consolidated Statements of Operations for the Three
                  and Six Months Ended September 30, 2000 and October 2, 1999     4

                  Condensed Consolidated Statements of Cash Flows for the Six
                  Months Ended September 30, 2000 and October 2, 1999             5

                  Notes to Condensed Consolidated Financial Statements            6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                   9

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk     12

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                              13

         Item 4.  Submission of Matter to a Vote of Security Holders             13

         Item 6.  Exhibits and Reports on Form 8-K                               13

                           MTI TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                        SEPTEMBER 30,      APRIL 1,
                                                                                            2000            2000
                                                                                        -------------     ---------
        ASSETS

Current assets:
   Cash and cash equivalents                                                              $  15,671       $   8,791
   Accounts receivable, net                                                                  43,394          74,289
   Inventories                                                                               28,731          25,515
   Deferred income tax benefit                                                                1,020           1,020
   Prepaid expenses and other receivables                                                     7,807           6,407
                                                                                          ---------       ---------
        Total current assets                                                                 96,623         116,022

Property, plant and equipment, net                                                           16,593          14,464
Deferred income tax benefit                                                                  30,620          26,715
Investment in affiliate                                                                      12,042          14,304
Goodwill, net                                                                                 5,897           8,998
Other                                                                                           474             444
                                                                                          ---------       ---------
                                                                                          $ 162,249       $ 180,947
                                                                                          =========       =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable                                                                           $      --       $   1,500
   Current portion of capital lease obligations                                                 143              --
   Accounts payable                                                                          21,263          22,008
   Accrued liabilities                                                                       15,107          20,372
   Deferred income                                                                           16,676          20,708
                                                                                          ---------       ---------
        Total current liabilities                                                            53,189          64,588

Capital lease obligations                                                                       695              --
Other                                                                                         3,833           2,864
                                                                                          ---------       ---------
        Total liabilities                                                                    57,717          67,452

Stockholders' equity:
   Preferred stock, $.001 par value; authorized 5,000 shares; issued and
     outstanding, none                                                                           --              --
   Common stock, $.001 par value; authorized 80,000 shares; issued
     (including treasury shares) and outstanding 32,660 and 32,352
     shares at September 30, 2000 and April 1, 2000, respectively                                33              32
   Additional paid-in capital                                                               134,914         133,007
   Accumulated deficit                                                                      (25,474)        (14,609)
   Less cost of treasury stock (431 and 479 shares at September 30, 2000 and
     April 1, 2000, respectively)                                                            (1,563)         (1,745)
   Accumulated other comprehensive loss                                                      (3,378)         (3,190)
                                                                                          ---------       ---------
        Total stockholders' equity                                                          104,532         113,495
                                                                                          ---------       ---------
                                                                                          $ 162,249       $ 180,947
                                                                                          =========       =========



     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                           --------------------------    ---------------------------
                                           SEPTEMBER 30,   OCTOBER 2,    SEPTEMBER 30,    OCTOBER 2,
                                               2000           1999           2000            1999
                                           -------------   ----------    -------------    ----------

Net product revenue                          $ 34,850       $ 41,921       $ 60,293       $  83,290
Service revenue                                12,739         12,404         25,206          24,275
                                             --------       --------       --------       ---------
        Total revenue                          47,589         54,325         85,499         107,565

Product cost of revenue                        21,438         24,499         38,585          51,129
Service cost of revenue                         8,816          7,396         17,389          14,797
                                             --------       --------       --------       ---------
        Total cost of revenue                  30,254         31,895         55,974          65,926
                                             --------       --------       --------       ---------
        Gross profit                           17,335         22,430         29,525          41,639
                                             --------       --------       --------       ---------

Operating expenses:
    Selling, general and administrative        15,898         13,968         34,734          26,410
    Research and development                    4,371          4,065          9,556           7,581
                                             --------       --------       --------       ---------
        Total operating expenses               20,269         18,033         44,290          33,991
                                             --------       --------       --------       ---------

        Operating income (loss)                (2,934)         4,397        (14,765)          7,648

Interest and other income, net                  1,272          1,141          2,257           2,177
Equity in net loss of affiliate                (1,168)          (461)        (2,262)           (461)
                                             --------       --------       --------       ---------

Income (loss) before income taxes              (2,830)         5,077        (14,770)          9,364
Income tax expense (benefit)                     (705)            --         (3,905)            729
                                             --------       --------       --------       ---------
        Net income (loss)                    $ (2,125)      $  5,077       $(10,865)      $   8,635
                                             ========       ========       ========       =========

Net income (loss) per share:
    Basic                                    $  (0.07)      $   0.17       $  (0.34)      $    0.29
                                             ========       ========       ========       =========
    Diluted                                  $  (0.07)      $   0.16       $  (0.34)      $    0.27
                                             ========       ========       ========       =========

Weighted-average shares used in
  per share computations:
    Basic                                      32,225         30,025         32,155          29,394
                                             ========       ========       ========       =========
    Diluted                                    32,225         32,693         32,155          31,818
                                             ========       ========       ========       =========



     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                  --------------------------
                                                                                  SEPTEMBER 30,   OCTOBER 2,
                                                                                      2000           1999
                                                                                  -------------   ----------
Cash flows from operating activities:
        Net income (loss)                                                           $(10,865)      $  8,635
        Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                                                6,012          4,011
          Provision for sales returns and losses on accounts receivable, net           4,669            376
          Equity in net loss of affiliate                                              2,262            461
          Provision for inventory obsolescence                                         1,087          1,713
          Loss on disposal of fixed assets                                             1,617            228
          Deferred income tax benefit                                                 (3,905)            --
          Deferred income                                                             (3,062)        (2,912)
        Changes in assets and liabilities:
          Accounts receivable                                                         26,023         (9,266)
          Inventories                                                                 (4,370)       (17,771)
          Prepaid expenses, other receivables and other assets                        (1,150)        (1,714)
          Accounts payable                                                              (804)         8,180
          Accrued and other liabilities                                               (5,380)         3,725
                                                                                    --------       --------
Net cash provided by (used in) operating activities                                   12,134         (4,334)
                                                                                    --------       --------

Cash flows from investing activities:
        Capital expenditures for property, plant
          and equipment, net                                                          (6,067)        (2,603)
        Investment in affiliate                                                           --         (3,054)
                                                                                    --------       --------
Net cash used in investing activities                                                 (6,067)        (5,657)
                                                                                    --------       --------

Cash flows from financing activities:
        Borrowings under notes payable                                                    --         39,990
        Repayment of notes payable                                                    (1,500)       (41,797)
        Proceeds from issuance of common stock and
          exercise of options and warrants                                             2,088          7,474
                                                                                    --------       --------
Net cash provided by financing activities                                                588          5,667
                                                                                    --------       --------

Effect of exchange rate changes on cash                                                  225            (32)
                                                                                    --------       --------

Net increase (decrease) in cash and cash equivalents                                   6,880         (4,356)

Cash and cash equivalents at beginning of period                                       8,791          7,213
                                                                                    --------       --------

Cash and cash equivalents at end of period                                          $ 15,671       $  2,857
                                                                                    ========       ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
          Interest                                                                  $      4       $    241
          Income taxes                                                                    62             56

Supplemental disclosure of non-cash investing activities:
          Acquisition of leased equipment                                                838             --
          Note issued in connection with investment in affiliate                          --          3,000



     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Overview

      The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2000. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of September 30, 2000 and April 1, 2000, and the condensed consolidated results of operations for the three and six month periods ended September 30, 2000 and October 2, 1999 and the condensed consolidated statements of cash flows for the six month periods ended September 30, 2000 and October 2, 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. References to amounts are in thousands, except per share data, unless otherwise specified.

2.    Inventory

      Inventories consist of the following:

                                 SEPTEMBER 30,   APRIL 1,
                                     2000          2000
                                 -------------   --------
      Raw Materials                $11,630       $13,408
      Work in Process                  985           595
      Finished Goods                16,116        11,512
                                   -------       -------
                                   $28,731       $25,515
                                   =======       =======

3.    Line of Credit

      The Company entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank and General Electric Capital Corporation as of July 22, 1998, and amended July 22, 1999, whereby the Company may borrow up to $30.0 million under an asset secured domestic line of credit, limited by the value of pledged collateral. As of July 1, 2000, the Company was in technical default under the Loan Agreement for failing to comply with a covenant containing certain profitability requirements, which was subsequently waived pursuant to a Loan Modification Agreement (the "Loan Modification Agreement") entered into among the Company, Silicon Valley Bank and General Electric Capital Corporation as of July 22, 2000. The Loan Modification Agreement provided for a two month extension of the Loan Agreement. Effective September 22, 2000, the Company renewed its agreement with Silicon Valley Bank and General Electric Capital Corporation. The agreement allows the Company to borrow at a rate equal to the prime rate + 1%. Borrowings under the line of credit are subject to certain financial and operating covenants, including, without limitation, various financial covenants requiring the Company to maintain a minimum current ratio, debt-net worth ratio, tangible net worth and level of profitability, and restricts the Company from paying any dividends. The term of the agreement is for one year. As of September 30, 2000, the Company was in compliance with all such covenants. There were no borrowings outstanding under this agreement at October 24, 2000.

4.    Net Income (Loss) per Share

      The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                ----------------------------    -----------------------------
                                                SEPTEMBER 30,     OCTOBER 2,    SEPTEMBER 30,      OCTOBER 2,
                                                    2000            1999            2000              1999
                                                -------------     ----------    -------------      ----------

Numerator:
   Net income (loss)                              $ (2,125)        $ 5,077        $ (10,865)        $ 8,635
                                                  ========         =======        =========         =======

Denominator:
   Denominator for net income (loss) per
    share, basic - weighted-average shares
    outstanding                                     32,225          30,025           32,155          29,394
                                                  --------         -------        ---------         -------

   Effect of dilutive securities:
    Dilutive options outstanding                        --           2,662               --           2,424
    Dilutive warrants outstanding                       --               6               --              --
                                                  --------         -------        ---------         -------
    Dilutive potential common shares                    --           2,668               --           2,424
                                                  --------         -------        ---------         -------

   Denominator for net income (loss) per
    share, diluted - adjusted weighted-
    average shares                                  32,225          32,693           32,155          31,818
                                                  ========         =======        =========         =======
Net income (loss) per share, basic                $  (0.07)        $  0.17        $   (0.34)        $  0.29
                                                  ========         =======        =========         =======

Net income (loss) per share, diluted              $  (0.07)        $  0.16        $   (0.34)        $  0.27
                                                  ========         =======        =========         =======

      Options and warrants to purchase 8,260 shares of common stock were outstanding at September 30, 2000, but were not included in the computation of diluted earnings per share for the three and six months ended September 30, 2000, as the effect would be antidilutive.

      Options and warrants to purchase 73 shares of common stock at prices in excess of $20.82 per share were outstanding at October 2, 1999, but were not included in the computation of diluted earnings per share for the three months ended October 2, 1999, because the options' exercise price was greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive.

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

      A summary of the Company's operations by geographic area is presented below:

                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                               -------------------------    -------------------------
                               SEPTEMBER 30,  OCTOBER 2,    SEPTEMBER 30,  OCTOBER 2,
                                   2000          1999           2000          1999
                               -------------  ----------    -------------  ----------
Revenue:
    United States               $ 32,754      $ 43,378      $  62,562      $ 83,652
    Europe                        16,103        15,204         27,299        31,457
    Transfers between areas       (1,268)       (4,257)        (4,362)       (7,544)
                                --------      --------      ---------      --------
Total revenue                   $ 47,589      $ 54,325      $  85,499      $107,565
                                ========      ========      =========      ========

Operating income (loss):
    United States               $ (2,629)     $  2,684      $ (12,774)     $  4,391
    Europe                          (305)        1,713         (1,991)        3,257
                                --------      --------      ---------      --------
Total operating income (loss)   $ (2,934)     $  4,397      $ (14,765)     $  7,648
                                ========      ========      =========      ========

                                                      SEPTEMBER 30,    APRIL 1,
                                                          2000           2000
                                                      -------------    --------
Identifiable assets:
    United States                                        $132,065      $146,183
    Europe                                                 30,184        34,764
                                                         --------      --------
Total assets                                             $162,249      $180,947
                                                         ========      ========

6.    Comprehensive Income (Loss)

      The components of comprehensive income (loss) are as follows:


                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                          --------------------------    ----------------------------
                                          SEPTEMBER 30,   OCTOBER 2,    SEPTEMBER 30,     OCTOBER 2,
                                              2000           1999           2000            1999
                                          -------------   ----------    -------------     ----------

Net income (loss)                           $(2,125)        $5,077        $(10,865)        $8,635
Foreign currency translation adjustment          25            804             188            243
                                            -------         ------        --------         ------
Total comprehensive income (loss)           $(2,100)        $5,881        $(10,677)        $8,878
                                            =======         ======        ========         ======

7.    Litigation

      Class-action complaints were filed against the Company and certain officers, alleging violations of provisions of the Securities Exchange Act of 1934, and the rules promulgated thereunder. On October 20, 2000 the complaints were consolidated in the U.S. District Courts for the Central District of California. The complaints that were the subject of the consolidation order have varying class periods and generally allege that the defendants were aware of certain adverse information, which they failed to disclose. Such complaints did not specify the amount of damages being sought. The Company believes that the lawsuits are without merit and intends to defend the suits vigorously.

8.    Recently Issued Accounting Pronouncements

      On December 3, 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin: No. 101 - Revenue Recognition in Financial Statements. This Bulletin has subsequent updates: SAB 101A and SAB 101B. Implementation of the guidelines is required for no later than the fiscal fourth quarter of the fiscal year beginning after December 15, 1999. The written guidance from the Commission staff was issued on October 12, 2000. The Company is currently examining the potential impact upon revenue recognition and resulting effects on the financial statements, and intends to implement the guidelines no later than its fiscal fourth quarter.

      In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. Statement 133 establishes accounting and reporting standards for derivative instruments, hedging activities and exposure definition. Statement 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged asset, liabilities, or firm commitments through earnings, or reported in other comprehensive income until the hedge is recognized in earnings. In June 1999, Statement 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" was issued. The statement defers the effective date of Statements 133 until the first quarter of fiscal year 2002. In June 2000, Statement 138, "Accounting for certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" was issued. Although the Company continues to review the effect of the implementation of Statement 133 and 138, the Company does not currently believe their adoption will have a material impact on its financial position or overall trends in results of operations and does not believe adoption will result in significant changes to its financial risk management practices. However, the impact of adoption on the Company's results of operations is dependent upon the fair values of the Company's derivatives and related financial instruments at the date of adoption and may result in more pronounced quarterly fluctuations in other income and expense.

PART 1 -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements set forth below are not historical or based on historical facts and constitute "forward-looking statements" involving known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements, expressed or implied, by such forward-looking statements, including statements about the Company's revenue, proprietary product sales, customers (including Internet-related businesses, or IRBs and focus on Global 2000 companies), dependence on new products, management of growth, competition, international sales, dependence on suppliers and quarterly fluctuations. The Company's transition to sales of its proprietary products and its focus of sales efforts on Global 2000 accounts may not be successful. The Company may experience a reduction in demand from IRBs greater than that currently anticipated. Given these uncertainties, investors in the Company's common stock are cautioned not to place undue reliance on such forward-looking statements. Additional information on potential factors that could affect the Company's financial results are included in the Company's Annual Report on Form 10-K for the year ended April 1, 2000.

Overview

MTI Technology Corporation is a leading provider of high availability, fault tolerant solutions for the enterprise storage marketplace. The Company designs, develops, manufactures, sells and supports a complete line of integrated products and services that provide customers with a full range of hardware, software and networking components as well as sophisticated professional services, which it combines into one solution to provide continuous access to online information(SM). The Company has historically sold its products and services to Global 2000 companies for their data center computing environments. During fiscal 2000 the Company's markets expanded to include e-commerce and IRBs, such as content providers, online retailers and web-based advertisers. The Company's solutions are compatible with Sun Solaris, HP-UX, Windows NT, Novell Netware, IBM AIX, Compaq Tru64 and Linux operating systems, which enable it to address a broad range of Customer applications and markets.

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


                                       FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                       --------------------------        ---------------------------
                                       SEPTEMBER 30,   OCTOBER 2,        SEPTEMBER 30,    OCTOBER 2,
                                           2000           1999              2000             1999
                                       -------------   ----------        -------------    ----------

Net product revenue                       73.2%           77.2%               70.5%          77.4%
Service revenue                           26.8            22.8                29.5           22.6
                                         -----           -----               -----          -----
     Total revenue                       100.0           100.0               100.0          100.0

Product gross profit                      38.5            41.6                36.0           38.6
Service gross profit                      30.8            40.4                31.0           39.0
                                         -----           -----               -----          -----
     Gross profit                         36.4            41.3                34.5           38.7

Selling, general and administrative       33.4            25.7                40.6           24.6
Research and development                   9.2             7.5                11.2            7.0
                                         -----           -----               -----           ----
     Operating income (loss)              (6.2)            8.1               (17.3)           7.1

Other income, net                          2.7             2.1                 2.6            2.0
Equity in net loss of affiliate            2.4             0.9                 2.6            0.4
Income tax expense (benefit)              (1.4)             --                (4.6)           0.7
                                         -----           -----               -----          -----
     Net income (loss)                    (4.5)%           9.3%              (12.7)%          8.0%
                                         =====           =====               =====          =====

Net Product Revenue: Net product revenue for the second quarter of fiscal 2001 decreased $7.1 million, or 16.9% from the same quarter of the prior year. Net product revenue for the first six months of fiscal 2001 decreased $23.0 million, or 27.6% from the same period of the prior year. The Company transitioned its sales focus during fiscal 2000 towards its proprietary products, and away from its third party resale products. As a result of this transition, the Company increased its sales efforts with IRBs. During the first quarter, and continuing in the second quarter of fiscal 2001, the Company experienced a decrease in demand of its proprietary products from IRBs and made a conscious decision to limit its sales to the IRBs, which resulted in reduced net product revenue. The Company believes that it may experience a further reduction, which it expects will not be as severe as in the first six months of fiscal 2001, in demand from IRBs which could continue to negatively impact the Company's net product revenue and results of operations. The Company has refocused its sales force to penetrate Global 2000 accounts more deeply.

Service Revenue: Service revenue for the second quarter of fiscal 2001 increased $0.3 million, or 2.7% over the same quarter of the prior year. Service revenue for the first six months of fiscal 2001 increased $0.9 million, or 3.8% over the same period of the prior year. The increased revenue reflects the cumulative effect of the increased machine population.

Product Gross Profit: Product gross profit was $13.4 million for the second quarter of fiscal 2001, a decrease of $4.0 million, or 23.0% from the same quarter of the preceding year, and the gross profit percentage of net product sales was 38.5% for the second quarter of fiscal 2001 as compared to 41.6% for the same period of the prior year. The product gross profit percentage decrease was primarily volume related. However, with the increased mix of proprietary products, overall product margin decreased only 3.1 percentage points.

Product gross profit was $21.7 million for the first six months of fiscal 2001, a decrease of $10.5 million, or 32.5% over the same period of the preceding year, and the gross profit percentage of net product sales was 36.0% for the first six months of fiscal 2001 as compared to 38.6% for the same period of the prior year. These decreases are primarily the result of lower volumes offset by the favorable impact of the margins associated with the newer proprietary products.

Service Gross Profit: Service gross profit was $3.9 million for the second quarter of fiscal 2001, a decrease of $1.1 million, or 21.7% over the same period of the previous year. The gross profit percentage of service revenue decreased to 30.8% in the second quarter of fiscal 2001 as compared to 40.4% in the same quarter of the preceding year. This decrease is primarily due to additional training of field personnel on new products and increased field staffing for added service offerings in the areas of consulting, customer training, and customer certification.

Service gross profit was $7.8 million for the first six months of fiscal 2001, a decrease of $1.7 million, or 17.5% from the same period of the previous year. The gross profit percentage of service revenue decreased to 31.0% for the first six months of fiscal 2001 as compared to 39.0% in the same period of the preceding year. The decrease in service gross profit is primarily attributable to increased employment costs and the addition of manpower to staff anticipated upcoming service offerings. The Company expects the number of Vivant units sold to increase in fiscal year 2001 over fiscal 2000 levels. The Company is increasing overall service and support headcount and upgrading the skills of its staff to support the more complex product and service offerings. As a result, the Company expects that service cost of revenue will continue to increase in fiscal year 2001, which may adversely affect service gross profit.

Selling, General and Administrative: Selling, general and administrative expenses for the second quarter of fiscal 2001 increased $1.9 million, or 13.8% from the same quarter of the preceding year. Substantially all of the change relates to bad debt expense associated with prior sales to primarily IRB customers and severance related obligations.

Selling, general and administrative expenses for the first six months of fiscal 2001 increased $8.3 million, or 31.5% from the same period of the preceding year. This increase was primarily due to an impairment charge of $2.2 million related to unamortized intangible assets acquired in the purchase of certain product lines from RAXCO, Inc., increased compensation-related selling costs of $3.0 million and increased bad debt of over $2.0 million primarily as a result of a few internet-related customers' non-payment. The Company expects selling, general and administrative expense to increase in fiscal 2001 as it continues increasing its investment in selling and marketing of new products.

Research and Development: Research and development expenses for the second quarter of fiscal 2001 increased $0.3 million, or 7.5% from the same quarter of the prior year. Research and development expenses for the first six months of fiscal 2001 increased $2.0 million, or 26.1% from the same period of the prior year. These increases are primarily attributable to increased development costs associated with new products. The Company intends to continue to increase its investment in research and development in fiscal 2001 as it continues to expand into additional markets.

Interest and Other Income, Net: Interest and other income, net, for both the second quarter and year to date comparison to prior year reflects the Company's share of the loss in it's affiliated company, offset by the recognition of the sale of patents to EMC Corporation ("EMC").

Income Tax Expense (Benefit): The income tax benefit for the second quarter of fiscal 2001 was $0.7 million as compared to zero in the comparable period of the prior year and for the first six months of fiscal 2001 was a $3.9 million income tax benefit as compared to $0.7 million of income tax expense for the comparable six month period of the prior year.

Liquidity and Capital Resources

Cash and cash equivalents were $15.7 million at September 30, 2000, an increase of $6.9 million as compared to April 1, 2000, the prior fiscal year end. Net operating activities provided cash of $12.1 million for the first six months of fiscal 2001, primarily due to decreased accounts receivable of $26.0 million as a result of increased collection activity. This source of cash was partially offset by the use of cash from a net loss adjusted for non-cash items of $2.2 million, an increase in inventories of $4.4 million and a combined decrease in accounts payable and accrued and other liabilities of $6.2 million.

At September 30, 2000, the Company's days sales outstanding were 83 days, as compared to 112 days at April 1, 2000. The Company's average days sales outstanding is impacted by the high percentage of sales occurring within the last month of each quarter and the large percentage of international sales, which historically have slower payment patterns.

The Company entered into an amended Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank and General Electric Capital Corporation, whereby the Company may borrow up to $30.0 million under an asset secured domestic line of credit, limited by the value of pledged collateral, effective September 22, 2000. The Loan Agreement allows the Company to borrow at a rate equal to the prime rate plus 1%. Borrowings under the line of credit are subject to certain financial and operating covenants, including various financial covenants requiring the Company to maintain a minimum current ratio and debt-net worth ratio, and a limitation on quarterly net losses. The Loan Agreement restricts the Company from paying any dividends. As of September 30, 2000, the Company was in compliance with all such covenants. There were no borrowings outstanding under the Loan Agreement at October 24, 2000.

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

Management believes that the Company's working capital, bank line of credit and future cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for at least the next twelve months. However, in the longer term, the Company may require additional funds to support its working capital requirements, including financing of accounts receivable and inventory, or for other purposes, and may seek to raise such funds through public or private equity financing, bank lines of credit or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's European operations transact in foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound sterling and the Euro. The Company has and may continue to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks, none of which were outstanding at September 30, 2000. There can be no assurance that such actions will successfully reduce the Company's exposure to financial market risks.

The Company maintains a $30 million credit line. The interest rate applied to any debt outstanding under this credit line is equal to the prime rate +1% and is, therefore subject to a certain amount of risk arising from fluctuations in these rates. However, the Company believes that a 10% increase in interest rates would not have a material impact on the Company's results of operations.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Class-action complaints were filed against the Company and certain officers, alleging violations of provisions of the Securities Exchange Act of 1934, and the rules promulgated thereunder. On October 20, 2000 the complaints were consolidated in the U.S. District Courts for the Central District of California. The complaints that were the subject of the consolidation order have varying class periods and generally allege that the defendants were aware of certain adverse information, which they failed to disclose. Such complaints did not specify the amount of damages being sought. The Company believes that the lawsuits are without merit and intends to defend the suits vigorously.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the stockholders of the Company was held on September 28, 2000. Al Melrose and John Repp were reelected to the Company's Board of Directors to hold office for the ensuing three years. The number of shares voted in favor of their appointment was 30,097,674 and 30,323,034 respectively. The number of shares voted against was zero for both nominees. Votes withheld were 784,909 and 559,549 respectively. Raymond Noorda, Val Kreidel, Thomas Raimondi, and Ralph Yarro remain members of the Board of Directors.

         The stockholders of the Company voted in favor of the ratification of selection of KPMG LLP as the Company's independent public accountants for fiscal year 2001. The number of shares voted for ratification was 30,556,642. The number of shares voted against ratification was 302,445. The number of shares abstaining was 24,496.

         The stockholders of the Company approved an amendment to the 1996 Stock Incentive Plan. The number of shares voting in favor was 16,585,423. The number of shares voting against was 5,940,171. The number of shares abstaining was 64,553. The number of shares not voting was 8,292,436.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      10.34 Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank and General Electric Capital Corporation, as Co-Lenders, and Schedules thereto, dated September 22, 2000.

      10.35 Severance & Consulting Agreement between Dale Boyd and the Company, dated July 10, 2000.

      10.36 Severance & Consulting Agreement between Dan Brown and the Company, dated September 22, 2000.

      10.37 Severance & Consulting Agreement between Paul Emery and the Company, dated July 10, 2000.

      27     Financial Data Schedule

(b)   Reports on Form 8-K:

      The Company filed a Form 8-K on August 10, 2000 with respect to the Company's announcement of class action complaints filed against it and certain of its officers. (See Item 1, above).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of October, 2000.


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



                                     By:  /s/ Guy M. Cheney
                                         -------------------------------------
                                         Guy M. Cheney
                                         Vice President, Corporate Controller
                                         and Chief Accounting Officer
                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number                              Description
------                              -----------

 10.34 Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank and General Electric Capital Corporation, as Co-Lenders, and Schedules thereto, dated September 22, 2000.

 10.35 Severance & Consulting Agreement between Dale Boyd and the Company, dated July 10, 2000.

 10.36 Severance & Consulting Agreement between Dan Brown and the Company, dated September 22, 2000.

 10.37 Severance & Consulting Agreement between Paul Emery and the Company, dated July 10, 2000.

 27         Financial Data Schedule