Form 10-Q
period 2000-12-30
MTI TECHNOLOGY CORP
filed 2001-02-13
CIK 901696

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 30, 2000


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

      The number of shares outstanding of the issuer's common stock, $.001 par value, as of February 7, 2000 was 32,297,193.

                           MTI TECHNOLOGY CORPORATION

                                      INDEX


                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of December 30, 2000
                    and April 1, 2000                                             3

                  Condensed Consolidated Statements of Operations for the Three
                    and Nine Months Ended December 30, 2000 and January 1, 2000   4

                  Condensed Consolidated Statements of Cash Flows for the
                    Nine Months Ended December 30, 2000 and January 1, 2000       5

                  Notes to Condensed Consolidated Financial Statements            6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                     9

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk     12

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                              14

                           MTI TECHNOLOGY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       DECEMBER 30,       APRIL 1,
                                                           2000             2000
                                                        ----------       ---------

        ASSETS

Current assets:
   Cash and cash equivalents                             $  11,043       $   8,791
   Accounts receivable, net                                 40,652          74,289
   Inventories                                              31,956          25,515
   Deferred income tax benefit                               1,020           1,020
   Prepaid expenses and other receivables                    8,421           6,407
                                                         ---------       ---------
        Total current assets                                93,092         116,022

Property, plant and equipment, net                          17,270          14,464
Deferred income tax benefit                                 32,280          26,715
Investment in affiliate                                     10,966          14,304
Intangible assets and goodwill, net                          5,543           8,998
Other                                                          357             444
                                                         ---------       ---------
                                                         $ 159,508       $ 180,947
                                                         =========       =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable                                          $      --       $   1,500
   Current portion of capital lease obligations                140              --
   Accounts payable                                         25,576          22,008
   Accrued liabilities                                      15,414          20,372
   Deferred income                                          15,332          20,708
                                                         ---------       ---------
        Total current liabilities                           56,462          64,588

Capital lease obligations, excluding current portion           659              --
Other                                                        3,717           2,864
                                                         ---------       ---------
        Total liabilities                                   60,838          67,452

Stockholders' equity:
   Preferred stock, $.001 par value; authorized
     5,000 shares; issued and outstanding, none                 --              --
   Common stock, $.001 par value; authorized
     80,000 shares; issued (including treasury shares)
     and outstanding 32,715 and 32,352 shares at
     December 30, 2000 and April 1, 2000, respectively          33              32
   Additional paid-in capital                              135,116         133,007
   Accumulated deficit                                     (30,458)        (14,609)
   Less cost of treasury stock (431 and 479 shares at
     December 30, 2000 and April 1, 2000, respectively)     (1,563)         (1,745)
   Accumulated other comprehensive loss                     (4,458)         (3,190)
                                                         ---------       ---------
        Total stockholders' equity                          98,670         113,495
   Commitments and Contingencies
                                                         ---------       ---------
                                                         $ 159,508       $ 180,947
                                                         =========       =========


   See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                             ---------------------------     -----------------------------
                                             DECEMBER 30,    JANUARY 01,     DECEMBER 30,      JANUARY 01,
                                                2000            2000            2000             2000
                                             ------------    -----------     ------------      -----------

Net product revenue                           $ 29,390        $ 46,550        $  89,683        $ 129,840
Service revenue                                 12,631          12,408           37,837           36,683
                                              --------        --------        ---------        ---------
        Total revenue                           42,021          58,958          127,520          166,523

Product cost of revenue                         20,752          27,959           59,337           79,088
Service cost of revenue                          8,373           7,658           25,762           22,455
                                              --------        --------        ---------        ---------
        Total cost of revenue                   29,125          35,617           85,099          101,543
                                              --------        --------        ---------        ---------
        Gross profit                            12,896          23,341           42,421           64,980
                                              --------        --------        ---------        ---------

Operating expenses:
    Selling, general and administrative         15,254          15,886           49,806           42,355
    Research and development                     3,927           4,253           13,483           11,834
                                              --------        --------        ---------        ---------
        Total operating expenses                19,181          20,139           63,289           54,189
                                              --------        --------        ---------        ---------

        Operating income (loss)                 (6,285)          3,202          (20,868)          10,791

Interest and other income, net                     987             938            3,244            3,115
Equity in net loss of affiliate                 (1,076)         (1,432)          (3,338)          (1,893)
Loss on foreign currency transactions             (270)           (175)            (452)            (116)
                                              --------        --------        ---------        ---------

Income (loss) before income taxes               (6,644)          2,533          (21,414)          11,897
Income tax expense (benefit)                    (1,660)             --           (5,565)             729
                                              --------        --------        ---------        ---------
        Net income (loss)                     $ (4,984)       $  2,533        $ (15,849)       $  11,168
                                              ========        ========        =========        =========

Net income (loss) per share:
    Basic                                     $  (0.15)       $   0.08        $   (0.49)       $    0.37
                                              ========        ========        =========        =========
    Diluted                                   $  (0.15)       $   0.08        $   (0.49)       $    0.34
                                              ========        ========        =========        =========

Weighted-average shares used in
 per share computations:
    Basic                                       32,258          30,709           32,189           29,832
                                              ========        ========        =========        =========
    Diluted                                     32,258          33,220           32,189           32,408
                                              ========        ========        =========        =========



     See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                      ----------------------------
                                                                      DECEMBER 30,      JANUARY 1,
                                                                         2000              2000
                                                                      ------------      ----------

Cash flows from operating activities:
        Net income (loss)                                              $(15,849)        $ 11,168
        Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
         Depreciation and amortization                                    7,944            5,535
         Provision for sales returns and losses on accounts
           receivable, net                                                  553              454
         Provision for inventory obsolescence                             1,783            2,011
         Loss on disposal of fixed assets                                 2,580              227
         Deferred income tax benefit                                     (5,565)              --
         Deferred income                                                 (4,522)          (3,741)
         Equity in net loss of affiliate                                  3,338            1,893
        Changes in assets and liabilities:
         Accounts receivable                                             32,494          (17,475)
         Inventories                                                     (8,411)         (15,859)
         Prepaid expenses, other receivables and other assets            (1,823)            (924)
         Accounts payable                                                 3,342              165
         Accrued liabilities                                             (5,308)           2,879
                                                                       --------         --------
Net cash provided (used) in operating activities                         10,556          (13,667)
                                                                       --------         --------

Cash flows from investing activities:
         Capital expenditures for property, plant
         and equipment, net                                              (9,186)          (4,304)
         Investment in affiliate                                             --           (4,554)
                                                                       --------         --------
Net cash used in investing activities                                    (9,186)          (8,858)
                                                                       --------         --------

Cash flows from financing activities:
        Short term borrowings                                                --           65,201
        Proceeds from issuance of common stock, treasury shares,
        and exercise of options and warrants                              2,292            9,282
        Repayment of short term borrowings                               (1,500)         (57,154)
                                                                       --------         --------
Net cash provided by financing activities                                   792           17,329
                                                                       --------         --------

Effect of exchange rate changes on cash                                      90              (44)
                                                                       --------         --------

Net increase (decrease) in cash and cash equivalents                      2,252           (5,240)

Cash and cash equivalents at beginning of period                          8,791            7,213
                                                                       --------         --------

Cash and cash equivalents at end of period                             $ 11,043         $  1,973
                                                                       ========         ========
Supplemental disclosures of cash flow information:
        Cash paid during the period for:
        Interest                                                       $    396         $    473
        Income taxes                                                        131              455

Supplemental disclosure of non-cash investing activities:
        Acquisition of leased equipment                                     799               --
        Note issued in connection with investment in
        affiliate                                                            --            1,500


See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Overview

      The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 2000. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of December 30, 2000 and April 1, 2000, and the condensed consolidated results of operations for the three and nine month periods ended December 30, 2000 and January 1, 2000, and the condensed consolidated statements of cash flows for the nine month periods ended December 30, 2000 and January 1, 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. References to amounts are in thousands, except per share data, unless otherwise specified.

2.    Inventory

      Inventories consist of the following:

                                                 DECEMBER 30,    APRIL 1,
                                                     2000         2000
                                                 ------------    --------

      Raw Materials                                $10,654       $13,408
      Work in Process                                  914           595
      Finished Goods                                20,388        11,512
                                                   -------       -------
                                                   $31,956       $25,515
                                                   =======       =======
3.    Line of Credit

      The Company entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank and General Electric Capital Corporation as of July 22, 1998, and amended July 22, 1999, whereby the Company may borrow up to $30.0 million under an asset secured domestic line of credit, limited by the value of pledged collateral. Effective September 22, 2000, the Company renewed its agreement with Silicon Valley Bank and General Electric Capital Corporation. The agreement allows the Company to borrow at a rate equal to the prime rate + 1%. Borrowings under the line of credit are subject to certain financial and operating covenants, including, without limitation, various financial covenants requiring the Company to maintain a minimum current ratio, debt-net worth ratio, tangible net worth and level of profitability, and restricts the Company from paying any dividends. The term of the agreement is for one year. As of December 30, 2000, the Company was in default under the Amended Loan Agreement for failing to comply with certain covenants particularly the covenant containing certain profitability requirements which were subsequently waived for the period ended December 30, 2000 pursuant to an agreement among the Company, Silicon Valley Bank and General Electric Capital Corporation. The Company is operating under this waiver and is in the process of negotiating modified terms. There can be no assurances that the covenants will be modified or that the Company will be in compliance with the covenants in future periods. There were no borrowings outstanding under this agreement at December 30, 2000 and February 7, 2001.

        4.      Net Income (Loss) per Share

        The following table sets forth the computations of basic and diluted earnings per share:

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       -----------------------------     -----------------------------
                                                       DECEMBER 30,       JANUARY 1,     DECEMBER 30,       JANUARY 1,
                                                           2000              2000            2000              2000
                                                       ------------       ----------     ------------       ----------

        Numerator:
           Net income (loss)                            $   (4,984)        $ 2,533        $  (15,849)        $11,168
                                                        ==========         =======        ==========         =======

        Denominator:
           Denominator for net income (loss)
            per share, basic - weighted-average
            shares outstanding                              32,258          30,709            32,189          29,832
                                                        ----------         -------        ----------         -------

           Effect of dilutive securities:
            Dilutive options outstanding                        --           2,474                --           2,576
            Dilutive warrants outstanding                       --              37                --              --
                                                        ----------         -------        ----------         -------
            Dilutive potential common shares                    --           2,511                --           2,576
                                                        ----------         -------        ----------         -------

           Denominator for net income (loss) per
            share, diluted - adjusted
            weighted-average shares                         32,258          33,220            32,189          32,408
                                                        ==========         =======        ==========         =======
        Net income (loss) per share, basic              $    (0.15)        $  0.08        $    (0.49)        $  0.37
                                                        ==========         =======        ==========         =======

        Net income (loss) per share, diluted            $    (0.15)        $  0.08        $    (0.49)        $  0.34
                                                        ==========         =======        ==========         =======

        Options and warrants to purchase 8,210 shares of common stock were outstanding at December 30, 2000, but were not included in the computation of diluted earnings per share for the three and nine months ended December 30, 2000, as the effect would be antidilutive.

        Options to purchase 2,049 shares of common stock at prices in excess of $24.81 per share were outstanding at January 1, 2000, but were not included in the computation of diluted earnings per share for the three months ended January 1, 2000, because the options' exercise price was greater than the average market price of the common shares during the period, and therefore, the effect would be antidilutive.

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

5.      Gain (loss) on foreign currency transactions

        The Company reclassified gain (loss) on foreign currency transactions from selling, general and administrative expenses to other non-operating income/expense in the third quarter of fiscal year 2001. Prior periods have been reclassified to conform to current year presentation.

6.      Litigation

        Class-action complaints were filed against the Company and certain officers, alleging violations of provisions of the Securities Exchange Act of 1934, and the rules promulgated thereunder. On October 20, 2000 the complaints were consolidated in the U.S. District Courts for the Central District of California. The complaints that were the subject of the consolidation order have varying class periods and generally allege that the defendants were aware of certain adverse information, which they failed to disclose. On or about December 5, 2000, Plaintiffs filed a Consolidated Amended Complaint with the court. Such complaints did not specify the amount of damages being sought. On January 19, 2001, the Company and the officer defendants filed a motion to dismiss the Consolidated Amended Complaint on the grounds that Plaintiffs had failed to state a claim in the consolidated complaint and had failed to plead their allegations with the specificity and particularity required by the Private Securities Litigation Reform Act and cases interpreting and applying the same. The Company believes that the lawsuits are without merit and intends to defend the suits vigorously.

7.      Business Segment Information

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

        A summary of the Company's operations by geographic area is presented below:

                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                           ----------------------------       -----------------------------
                                           DECEMBER 30,      JANUARY 1,       DECEMBER 30,       JANUARY 1,
                                               2000             2000              2000              2000
                                           ------------      ----------       ------------       ----------

        Revenue:
            United States                    $ 26,073         $ 44,418         $  88,635         $ 128,070
            Europe                             17,699           16,827            44,998            48,284
            Transfers between areas            (1,751)          (2,287)           (6,113)           (9,831)
                                             --------         --------         ---------         ---------
        Total revenue                        $ 42,021         $ 58,958         $ 127,520         $ 166,523
                                             ========         ========         =========         =========

        Operating income (loss):
            United States                    $ (6,135)        $  2,421         $ (19,559)        $   6,761
            Europe                               (150)             781            (1,309)            4,030
                                             --------         --------         ---------         ---------
        Total operating income (loss)        $ (6,285)        $  3,202         $ (20,868)        $  10,791
                                             ========         ========         =========         =========

                                                                              DECEMBER 30,        APRIL 1,
                                                                                  2000              2000
                                                                              ------------       ---------

        Identifiable assets:
            United States                                                      $ 125,335         $ 146,183
            Europe                                                                34,173            34,764
                                                                               ---------         ---------
        Total assets                                                           $ 159,508         $ 180,947
                                                                               =========         =========

8.      Comprehensive Income (Loss)

        The components of comprehensive income (loss) are as follows:

                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     ---------------------------     ----------------------------
                                                     DECEMBER 30,     JANUARY 1,     DECEMBER 30,      JANUARY 1,
                                                         2000            2000            2000             2000
                                                     ------------     ----------     ------------      ----------

        Net income (loss)                              $(4,984)        $ 2,533         $(15,849)        $ 11,168
        Foreign currency translation adjustment         (1,079)           (656)          (1,267)            (413)
                                                       -------         -------         --------         --------
        Total comprehensive income (loss)              $(6,063)        $ 1,877         $(17,116)        $ 10,755
                                                       =======         =======         ========         ========

9.      Recently Issued Accounting Pronouncements

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB")No. 101, "Revenue Recognition in Financial Statements". The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing specific arrangement or a specific industry. All companies are required to follow the guidance in SAB 101 no later than the fourth quarter in fiscal year 2001, with restatement of earlier quarters in fiscal 2001 required, if necessary. The SEC has recently issued further guidance with respect to adoption of specific issues addressed in SAB
        101. The Company believes that the impact of SAB 101 will not have a material effect on its financial position or results of operations.

        In September 2000, Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. Statement 140 replaces Statement of Financial Accounting Standards No. 125 and is effective for the Company in the second quarter of fiscal year 2002. The adoption of SFAS 140 is not expected to have a material effect on the Company's financial position or results of operations.

PART 1 -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements set forth herein are not historical or based on historical facts and constitute "forward-looking statements" involving known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements, expressed or implied, by such forward-looking statements. Forward looking statements include statements about the Company's revenue, markets, margin, the effect of accounting changes, attempts to modify its banking facility, proprietary product sales (including Vivant sales), customers (including Internet-related businesses, or IRBs and focus on Global 2000 companies), service and support costs, investment in research and development, foreign currency hedging activity dependence on new products, management of growth, competition, international sales, dependence on suppliers and quarterly fluctuations. The Company's transition to sales of its proprietary products and its focus of sales efforts on Global 2000 accounts may not be successful. The Company may experience a reduction in demand from IRBs greater than that currently anticipated. The Company may fail to achieve anticipated revenue levels and efficiencies of operation. Given these uncertainties, investors in the Company's common stock are cautioned not to place undue reliance on such forward-looking statements. Additional information on potential factors that could affect the Company's financial results are included in the Company's Annual Report on Form 10-K for the year ended April 1, 2000.

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

                                                               FOR THE                             FOR THE
                                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                    -----------------------------       ------------------------------
                                                    DECEMBER 30,       JANUARY 1,       DECEMBER 30,        JANUARY 1,
                                                        2000              2000              2000               2000
                                                    ------------       ----------       ------------        ----------

        Net product revenue                              69.9%             79.0%             70.3%             78.0%
        Service revenue                                  30.1              21.0              29.7              22.0
                                                       ------            ------            ------            ------
             Total revenue                              100.0             100.0             100.0             100.0

        Product gross profit                             29.4              39.9              33.8              39.1
        Service gross profit                             33.7              38.3              31.9              38.8
                                                       ------            ------            ------            ------
             Gross profit                                30.7              39.5              33.3              39.0

        Selling, general and administrative              36.3              26.9              39.1              25.4
        Research and development                          9.3               7.2              10.6               7.1
                                                       ------            ------            ------            ------
             Operating income (loss)                    (14.9)              5.4             (16.4)              6.5

        Interest and other income, net                   (2.3)             (1.6)             (2.5)             (1.8)
        Equity in net loss of affiliate                   2.6               2.4               2.6               1.1
        Loss on foreign currency transactions             0.6               0.3               0.3               0.1
        Income tax expense (benefit)                     (3.9)               --              (4.4)              0.4
                                                       ------            ------            ------            ------
             Net income (loss)                          (11.9)%             4.3%            (12.4)%             6.7%
                                                       ======            ======            ======            ======

Net Product Revenue: Net product revenue for the third quarter of fiscal 2001 decreased $17.2 million, or 36.9% from the same quarter of the prior year. Net product revenue for the first nine months of fiscal 2001 decreased $40.2 million, or 30.9% from the same period of the prior year. The Company transitioned its sales focus during fiscal 2000 towards its proprietary products, and away from its third party resale products. As a result of this transition, the Company increased its sales efforts with IRBs. During the first three quarters of fiscal 2001, the Company experienced a decrease in demand of its proprietary products from IRBs and made a conscious decision to reduce its sales to the IRBs, which resulted in reduced net product revenue. The Company believes that it may experience a further reduction in demand from IRBs which could continue to negatively impact the Company's net product revenue and results of operations. The Company continues to refocus its sales force to penetrate Global 2000 accounts more deeply.

Service Revenue: Service revenue for the third quarter of fiscal 2001 increased $0.2 million, or 1.8% over the same quarter of the prior year. Service revenue for the first nine months of fiscal 2001 increased $1.2 million, or 3.1% over the same period of the prior year. These increases were primarily due to increased revenue from maintenance contracts for increased field population.

Product Gross Profit: Product gross profit was $8.6 million for the third quarter of fiscal 2001, a decrease of $10.0 million, or 53.5% from the same quarter of the preceding year, and the gross profit percentage of net product revenue was 29.4% for the third quarter of fiscal 2001 as compared to 39.9% for the same period of the prior year. This decrease is primarily due to the relative increase in revenue concentration from back-up products which historically carry a significantly lower margin than the Company's proprietary storage products.

Product gross profit was $30.3 million for the first nine months of fiscal 2001, a decrease of $20.4 million, or 40.2% from the same period of the preceding year, and the gross profit percentage of net product revenue was 33.8% for the first nine months of fiscal 2001 as compared to 39.1% for the same period of the prior year. This decrease is primarily due to the relative increase in revenue concentration from back-up products which historically carry a significantly lower margin than the Company's proprietary storage products.

Service Gross Profit: Service gross profit was $4.3 million for the third quarter of fiscal 2001, a decrease of $0.5 million, or 10.4% from the same period of the previous year. The gross profit percentage of service revenue decreased to 33.7% in the third quarter of fiscal 2001 as compared to 38.3% in the same quarter of the preceding year. This decrease is primarily due to additional training of field personnel on new products and increased field staffing for added service offerings in the areas of consulting, customer training, and customer certification.

Service gross profit was $12.1 million for the first nine months of fiscal 2001, a decrease of $2.2 million, or 15.1% from the same period of the previous year. The gross profit percentage of service revenue decreased to 31.9% for the first nine months of fiscal 2001 as compared to 38.8% in the same period of the preceding year. The decrease in service gross profit is primarily attributable to increased employment costs and the addition of manpower to staff anticipated upcoming service offerings. The Company expects the number of installed Vivant units to increase in fiscal year 2001 over fiscal 2000 levels. The Company is increasing overall service and support headcount and upgrading the skills of its staff to support the increased volume of proprietary product and service offerings. As a result, the Company expects that service cost of revenue will continue to increase in fiscal year 2001, which will continue to adversely affect service gross profit.

Selling, General and Administrative: Selling, general and administrative expenses for the third quarter of fiscal 2001 decreased $0.6 million, or 4.0% from the same quarter of the preceding year. This decrease was due to reduced sales expense of $0.9 million, which was tied directly to reduced revenue, and reduced salaries in the general and administrative areas of $0.4 million, offset by increased bad debt expense of $0.7 million.

Selling, general and administrative expenses for the first nine months of fiscal 2001 increased $7.4 million, or 17.6% from the same period of the preceding year. This increase was primarily due to an impairment charge recorded in the first quarter of this fiscal year of $2.2 million related to unamortized intangible assets acquired in the purchase of certain product lines from RAXCO, Inc., increased total selling costs of $1.9 million, increased legal costs of $0.4 million associated with the class action lawsuit and increased bad debt of over $2.9 million primarily as a result of internet-related customers' non-payment.

Research and Development: Research and development expenses for the third quarter of fiscal 2001 decreased $0.3 million, or 7.7% from the same quarter of the prior year. This decrease is attributable to better project cost control with a value of $0.4 million, offset only slightly by increased salary and related costs of $0.1 million.

Research and development expenses for the first nine months of fiscal 2001 increased $1.6 million, or 13.9% from the same period of the prior year. These increases are primarily attributable to increased development costs associated with new products.

Interest and Other Income, Net, Equity in Affiliate, and Foreign Currency: These items for both the third quarter and year to date comparison to prior year reflects the Company's share of the loss in its affiliated company offset by the recognition of the sale of patents to EMC Corporation ("EMC") and slightly unfavorable foreign currency activities.

Income Tax Expense (Benefit): The income tax benefit for the third quarter of fiscal 2001 was $1.7 million as compared to zero in the comparable period of the prior year and for the first nine months of fiscal 2001 was a $5.6 million income tax benefit as compared to $0.7 million of income tax expense for the comparable nine month period of the prior year.

Liquidity and Capital Resources

Cash and cash equivalents were $11.0 million at December 30, 2000, an increase of $2.3 million as compared to April 1, 2000, the prior fiscal year end. Net operating activities provided cash of $10.6 million for the first nine months of fiscal 2001, primarily due to decreased accounts receivable of $32.5 million as a result of increased collection activity. This source of cash was partially offset by the use of cash from a net loss adjusted for non-cash items of $9.7 million, a combined increase in inventories, prepaid and other assets, and accounts payable of $6.9 million, and a decrease in accrued liabilities of $5.3 million.

At December 30, 2000, the Company's days sales outstanding were 88 days, as compared to 112 days at April 1, 2000. The Company's average days sales outstanding is impacted by the high percentage of sales occurring within the last month of each quarter and the large percentage of international sales, which historically have slower payment patterns. The Company has added processes to pursue collections earlier than in the past.

The Company entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank and General Electric Capital Corporation as of July 22, 1998, and amended July 22, 1999, whereby the Company may borrow up to $30.0 million under an asset secured domestic line of credit, limited by the value of pledged collateral. Effective September 22, 2000, the Company renewed its agreement with Silicon Valley Bank and General Electric Capital Corporation. The agreement allows the Company to borrow at a rate equal to the prime rate + 1%. Borrowings under the line of credit are subject to certain financial and operating covenants, including, without limitation, various financial covenants requiring the Company to maintain a minimum current ratio, debt-net worth ratio, tangible net worth and level of profitability, and restricts the Company from paying any dividends. The term of the agreement is for one year. As of December 30, 2000, the Company was in default under the Amended Loan Agreement for failing to comply with certain covenants particularly the covenant containing certain profitability requirements which were subsequently waived for the period ended December 30, 2000 pursuant to an agreement among the Company, Silicon Valley Bank and General Electric Capital Corporation. The Company is operating under this waiver and is in the process of negotiating modified terms. There can be no assurances that the covenants will be modified or that the Company will be in compliance with the covenants in future periods. There were no borrowings outstanding under this agreement at December 30, 2000 and February 7, 2001.

Effective February 9, 1996, the Company entered into an agreement (the "EMC Agreement") with EMC selling EMC substantially all of the Company's existing patents, patent applications and related rights. Pursuant to the EMC Agreement, the Company is entitled to receive $30.0 million over the life of this agreement, in six equal annual installments of $5.0 million each. As of January 2001, the Company has received all installments. The Company will also receive royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the EMC Agreement. As part of the maximum $30.0 million of royalties, minimum royalties of $10.0 million will be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the EMC Agreement, and within thirty days of each subsequent anniversary thereof. The first four annual installments were received in March 1997, March 1998, March 1999 and March 2000. Also, pursuant to the terms of the EMC Agreement, $10.0 million of the maximum $30.0 million of royalties, will be received in five equal annual installments as a result of a computer and technology agreement between EMC and IBM announced in March 1999. The first annual installment was received in March 2000. The EMC Agreement provides that the remaining four payments will be received annually beginning in March 2001.

Management believes that the Company's working capital, bank line of credit (assuming the contemplated modifications) and future cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for at least the next twelve months. However, if the bank line is not modified or in the longer term, the Company may require additional funds to support its working capital requirements including financing of accounts receivable and inventory, or for other purposes, and may seek to raise such funds through public or private equity financing, bank lines of credit or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's European operations transact in foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound sterling and the Euro. The Company has and may continue to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks, none of which were outstanding at December 30, 2000. There can be no assurance that such actions will successfully reduce the Company's exposure to financial market risks.

The Company maintains a $30 million credit line which currently operates under a waiver. The interest rate applied to any debt outstanding under this credit line is equal to the prime rate + 1% and is, therefore subject to a certain amount of risk arising from fluctuations in these rates. However, a 10% increase in interest rates would not have a material impact on the Company's results of operations.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Class-action complaints were filed against the Company and certain officers, alleging violations of provisions of the Securities Exchange Act of 1934, and the rules promulgated thereunder. On October 20, 2000 the complaints were consolidated in the U.S. District Courts for the Central District of California. The complaints that were the subject of the consolidation order have varying class periods and generally allege that the defendants were aware of certain adverse information, which they failed to disclose. On or about December 5, 2000, Plaintiffs filed a Consolidated Amended Complaint with the court. Such complaints did not specify the amount of damages being sought. On January 19, 2001, the Company and the officer defendants filed a motion to dismiss the Consolidated Amended Complaint on the grounds that Plaintiffs had failed to state a claim in the consolidated complaint and had failed to plead their allegations with the specificity and particularity required by the Private Securities Litigation Reform Act and cases interpreting and applying the same. The Company believes that the lawsuits are without merit and intends to defend the suits vigorously.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of February, 2001.


                                   MTI TECHNOLOGY CORPORATION


                                   By: /s/ Paul W. Emery, II
                                       -----------------------------------------
                                       Paul W. Emery, II
                                       Chief Operating Officer, Acting Chief
                                       Financial Officer (Principal Financial
                                       Officer)


                                   By: /s/ Guy M. Cheney
                                       -----------------------------------------
                                       Guy M. Cheney
                                       Vice President, Corporate Controller and
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)