Form 10-K
period 2001-04-07
MTI TECHNOLOGY CORP
filed 2001-06-12
CIK 901696

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                    FORM 10-K
                            ------------------------

  (MARK ONE)

     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 7, 2001

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $28,037,604 on May 16, 2001, based on the closing sale price of such stock on The Nasdaq National Market. The number of shares outstanding of Registrant's Common Stock, $0.001 par value, was 32,436,108 on May 16, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENT                                                               FORM 10-K
--------                                                               ---------
Proxy Statement for 2001 Annual Meeting of Stockholders to                III
  be held on July 11, 2001

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

     All references to years refer to our fiscal years ended April 5, 1997, April 4, 1998, April 3, 1999, April 1, 2000, and April 7, 2001, as applicable, unless the calendar year is specified. References to dollar amounts are in thousands, except share and per share data amounts in Management's Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise specified. The fiscal year ended April 7, 2001 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.

OVERVIEW

     MTI Technology Corporation is a leading provider of high-availability, fault-tolerant solutions for the enterprise-storage marketplace. We design, develop, manufacture, sell and support a complete line of integrated products and services that provide customers with a full range of hardware, software and networking components as well as sophisticated professional services, which we combine into one solution to provide continuous access to online information. We have historically sold our products and services to Global 2000 companies for their data center computing environments. During fiscal 2000, the Company's markets expanded to include e-commerce and Internet Related Businesses (IRBs), such as content providers, online retailers and web-based advertisers. However, during fiscal 2001, because of the lack of liquidity and resulting higher risk of success of the IRBs, the Company experienced a decrease in demand for its proprietary products from IRBs. The Company elected to pursue sales from Fortune 1000 and Global 2000 customers.

     Our solutions are compatible with Sun Solaris, HP-UX, Windows NT, Novell Netware, IBM AIX, Compaq Tru64 and Linux operating systems, which enable us to address a broad range of customer applications and markets.

     Our customers represent a cross section of industries and governmental agencies and range from Fortune 500 companies to small businesses. No single customer accounted for more than 10 percent of total revenue during fiscal years 2001, 2000, and 1999.

OUR MARKET

     In the last decade, there has been a dramatic increase in the volume of data created, stored, processed and accessed throughout business organizations. In addition, organizations have recognized the increasing value of their enterprise data as strategic, competitive and often mission-critical assets. These organizations are demanding rapid and reliable access to this data 24 hours a day, seven days a week. The continued deployment of mission-critical, client-server applications, combined with the growth of enterprise data, and the rapid growth in the number of e-commerce and other companies whose businesses completely rely on such data, has placed significant strain on current storage architectures. Furthermore, the increased use of open-system computing environments, which link multiple applications, files, and databases to networked computers, makes this task increasingly difficult.

OUR SOLUTION

     Our enterprise storage solutions are designed to provide our customers with continuous access to their mission-critical data, while enhancing performance of their applications and reducing their information-technology ("IT") staff's management and support tasks. We provide these benefits to customers through the delivery of advanced technology, extensive services, and broad support.

     Key elements of our solution include:

     - a single and unique storage architecture that integrates Storage Area Network ("SAN") and Network Attached Storage ("NAS") technology and allows customers to select the best access methodology for each data set;

     - proprietary software applications that enhance the access to, and security of, an organization's mission-critical data;

     - patented input/output ("I/O") architectures that can be tuned to optimize the performance of a customer's applications and its ability to access and interact with its data;

     - an international support and service organization that assists customers in determining their data storage needs, designing, implementing and maintaining their system, and training customer personnel; and

     - our certification for complete interoperability among multiple operating systems.

We refer to our complete integrated enterprise storage solutions as MTI Data Services, which are delivered through our principal product line, Vivant.

     The Vivant solution is based upon our proprietary Fibre Channel data-storage servers for SANs and NAS connectivity. Vivant systems include the necessary networking components to create sophisticated fabric-based configurations; application software to enable backup, replication, management, and high availability options; and a service and support offering designed to ensure that our systems perform to the specifications to which they were designed.

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

     -    integrated replication for local or remote disaster recovery; and

     - centralized software that enables the management of multiple operating systems from a single control station.

     Our integration of technology, services and support into a single unique storage architecture, is designed to reduce the complexity and cost of building and managing discrete SANs and NAS systems. This combination also increases the efficiency of data-storage usage by giving an IT manager the flexibility to allocate storage across multiple platforms. Furthermore, our cross-platform interoperability is designed to help to protect a customer's investment in the event that it chooses to migrate to a new server platform.

OUR PRODUCTS

     Our products include storage solutions consisting of RAID storage subsystems, high-performance storage servers, and high-speed switches for fibre-channel fabric connections; tape-library systems; and data-management software.

  Storage Server Products

     Our storage server products include our Vivant V-Series product line, which is designed for use in enterprise-level data centers, and our Vivant S-Series product line, which is designed for use in departments and divisions of larger organizations. These products are used primarily with Sun Solaris, HP-UX, Windows NT, Novell Netware and IBM AIX.

  Tape Library Systems

     Tape library systems provide a lower-cost, slower-access method of recording and retrieving large amounts of data, in comparison to magnetic disk systems. Tape libraries typically are used for recording a secondary backup copy of the data, thus providing extra data protection. We market and sell tape library systems that are used primarily with Sun Solaris, HP-UX, Windows NT, Novell Netware and IBM AIX.

  Data Management Software

     We developed our data-management software to be employed for the direct support and management of stored data and data-storage devices. In addition to our own proprietary software, we market and sell Veritas products to create a comprehensive, cross-platform approach for enterprise-wide solutions for network data protection and storage management.

     Revenue from server products represented approximately 61%, 74% and 57% of net product revenue in fiscal years 2001, 2000 and 1999, respectively. Revenues from tape-library systems represented approximately 32%, 20% and 34% of net product revenue in fiscal years 2001, 2000 and 1999, respectively. Revenues from data- management software represented approximately 7%, 6% and 9% of net product revenue in fiscal years 2001, 2000 and 1999, respectively. See Note 10 of Notes to Consolidated Financial Statements.

SIGNIFICANT BUSINESS DEVELOPMENTS

     Effective February 9, 1996, we entered into an agreement (the "EMC Agreement") with EMC Corporation ("EMC"), in which we sold to EMC substantially all of our existing patents, patent applications and related rights. We were entitled to receive $30,000 over the life of this agreement. The final payment of $5,000 was received in January, 2001. In addition, we also were to receive royalty payments in the aggregate of a minimum of $20,000 and up to a maximum of $30,000 in five annual installments. As part of the maximum $30,000 in royalties, minimum royalties of $10,000 were to be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the EMC Agreement, and within thirty days of each subsequent anniversary thereof. As of March, 2001, the Company has received all installments.

     Also, pursuant to the terms of the EMC Agreement, $10,000 of the maximum $30,000 of royalties will be received in five equal annual installments as a result of a computer and technology agreement between EMC and IBM announced in March, 1999. The first two annual installments were received in March, 2000 and March, 2001.

     We also received an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market, and sell the technology protected under the applicable patents. This license will terminate in the event of a change in control of the Company involving certain acquirers. As part of the EMC Agreement, MTI and EMC granted to each other a license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the EMC Agreement for a period of five years, which expired February, 2001. See Note 11 of Notes to Consolidated Financial Statements.

SALES AND MARKETING

     In the United States, we primarily market and sell our products directly to end users through our field sales organization and indirectly through selected distributors. As of May 5, 2001, our domestic sales organization consisted of 103 people, located in 15 sales offices in 12 states. This sales organization included a technical field support staff of approximately 19 systems consultants, who provide consulting services and have experience in the management of complex data and implementing distributed client-server systems. As of May 5, 2001, we marketed our products internationally through our field sales organization of 42 people, with seven offices located in Germany, France, the United Kingdom and Ireland, and indirectly through independent distributors. International sales represented 36%, 28% and 33% of our total revenue in fiscal years 2001, 2000 and 1999, respectively. See Note 10 of Notes to Consolidated Financial Statements.

ORDER BACKLOG

     We generally ship products within 30 days after receipt of a purchase order. Historically, we have had relatively little backlog at any given time and do not consider backlog to be a significant or important measure of sales for any future period. As a result, our net product revenue in any given quarter is dependent upon orders booked and products shipped during that quarter.

CUSTOMER SERVICE AND SUPPORT

     The quality and reliability of our products and the continuing support of these products are important elements of our business. As of May 5, 2001, we provide direct service for all of our products through a service organization of 182 people, who are located in more than 20 service locations in the United States and Europe. We currently offer a variety of customer services that include system and software maintenance of MTI-manufactured products, as well as other open-system platforms, consulting services, storage-management integration and training. We offer on-site service response within four hours, 24 hours a day, seven days per week. We provide our customers with a warranty against defects in proprietary hardware products for one year. As of April 7, 2001, approximately 74% of our customers who purchased our products have entered into post-warranty maintenance contracts with us. Customer service revenue represented approximately 31%, 22% and 22% of our total revenue in fiscal years 2001, 2000 and 1999, respectively.

PRODUCT DEVELOPMENT

     The computer industry is characterized by rapid technological change and is highly competitive with respect to product innovation and introduction. To develop the many different technologies that support our product development strategy, we have assembled several engineering teams with complementary expertise, consisting of approximately 75 people as of May 7, 2001. During fiscal years 2001, 2000 and 1999, our research and development spending was approximately $19,100, $16,000 and $12,800, respectively.

     We have two separate primary product development centers: one is located at our corporate headquarters in Anaheim, California, a second, the RAID Technology Center, is located in Sunnyvale, California.

MANUFACTURING

     Our manufacturing operations are located in our Anaheim facility and in another facility located in Dublin, Ireland. The Ireland facility manufactures over 90% of certain high-end product lines sold by us in Europe. Manufacturing operations consist primarily of final systems integration and reliability testing and rely principally upon outside production companies for the fabrication and assembly of circuit boards. These outside production companies contract with us to produce and assemble products in accordance with our specifications. This "turnkey" approach to product manufacturing reduces our capital and employee requirements and allows us to adopt manufacturing technologies as they emerge.

     The principal components used in our products include networking components, circuit boards, disk drives and chassis. We procure all of our principal components from outside suppliers and have established manufacturing relationships with a number of key vendors. We generally use parts and components available from multiple vendors. However, for our Vivant product line, we currently purchase disk drives solely from Seagate Technology, Inc., chip sets solely from QLogic Corporation, and RAID controllers for the Vivant "S" series solely from Mylex Corporation. To date, we have been able to obtain these components and we believe that adequate quantities are available for our needs. Disruptions in supply or significant increases in component costs from these vendors would have an adverse effect on our results from operations. See "Risk Factors -- We are dependent on limited source suppliers for principal components used in our products, and disruptions in supply or significant increases in component costs could materially harm our business."

COMPETITION

     The market for our products is extremely competitive. We have a number of competitors in various markets, including EMC, Hewlett-Packard Company, Sun Microsystems, Inc., IBM, Compaq Computer Corporation, and Network Appliance, Inc., each of which has substantially greater name recognition, engineering, manufacturing and marketing capabilities, and greater financial and personnel resources than we have. We expect to experience increased competition from established and emerging computer storage hardware and management software companies, particularly Hewlett-Packard, Sun Microsystems, IBM, Compaq and EMC.

     The principal elements of competition in our markets include rapid introduction of new technology, product quality, reliability and performance, quality of service and support, and responsiveness to customer and market needs. We believe that we compete favorably with respect to these factors. However, there can be no assurance that we will be able to compete successfully or that competition will not have a materially-adverse effect on our results of operations. See "Risk Factors -- The markets for our products are intensely competitive which may lead to reduced sales of our products, reduced profits and reduced market share for our business."

PROPRIETARY RIGHTS

     We rely on a combination of patent, copyright, trademark and trade-secret laws, employee and third-party non-disclosure agreements, and technical measures to protect our proprietary rights in our products. Although we continue to take appropriate measures to protect our proprietary rights, there can be no assurance that these measures will be successful. Also, the laws of certain foreign countries may not protect our intellectual property to the same extent as the laws of the United States. See "Risk Factors -- Our intellectual property is critical to our business and, if we are unable to protect our intellectual property, the success of our business and our results of operations could be materially harmed."

     Pursuant to the February 9, 1996 EMC Agreement, we sold to EMC substantially all of our then-existing patents, patent applications, and related rights. We have an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the patents sold to EMC. The license we were granted pursuant to the terms and conditions of that Agreement will terminate in the event of a change of control of the Company involving certain identified acquirers. As part of the EMC Agreement, MTI and EMC granted to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the agreement for a period of five years, expiring February 2001.

     Although we often seek patents on our products, we believe that patents are of less significance in our industry than other items as innovative skills and technical expertise, frequency of product enhancements, and timeliness and quality of the support services that we provide.

EMPLOYEES

     As of May 5, 2001 we had 554 full-time employees worldwide, including 7 in marketing, 144 in sales, 182 in service support, 80 in manufacturing and quality assurance, 75 in engineering and research and development and 66 in general, administration, and finance. None of our employees are represented by a labor union, and we consider our relations with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY:

     Our corporate offices, including marketing, sales and support, manufacturing, research and development, and general administration and finance functions, are located in Anaheim, California, in a leased facility consisting of approximately 131,000 square feet. These premises are occupied under a lease agreement that expires on January 31, 2003. We also have a 21,700-square-foot facility located in Sunnyvale under a lease agreement that expires on July 31, 2006. We have a 28,500-square-foot facility in Dublin, Ireland, in which we perform assembly and testing on a limited number of products, for which the lease expires in 2023. In addition, we have an 18,600 square foot facility in Westmont, Illinois, used for sales and sales technical support, under a lease expiring on June 30, 2005. We believe that our existing facilities are adequate for at least the next twelve months.

     We also lease approximately 24 sales and support offices located throughout the U.S. and Europe.

ITEM 3. LEGAL PROCEEDINGS:

     In July through September, 2000, several class action complaints were filed against the Company and certain officers, alleging violations of the provisions of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The plaintiffs in those various cases filed a Consolidated Amended Complaint in the federal court for the Central District of California on or about December 5, 2000, making similar allegations. This consolidated complaint alleges a class period from July 22, 1999 to July 27, 2000 and alleges that the defendants were aware of certain adverse information that they failed to disclose during that period. On March 27, 2001, the court granted the Company's motion to dismiss the complaint on the grounds plaintiffs had failed to state a legally-cognizable claim and had failed to plead the allegations consistently with the requirements of the Private Securities Litigation Reform Act. The court gave plaintiffs sixty days to attempt again to file a legally sustainable complaint. Plaintiffs filed the First Amended Consolidated Complaint on or about May 25, 2001. The Company believes the lawsuit is without merit and the Company intends to defend the suit vigorously.

     We are also, from time to time, subject to claims and suits arising in the ordinary course of business. In our opinion, the ultimate resolution of these matters will not have a materially-adverse effect on our financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matter was submitted to a vote of MTI's stockholders during the fourth quarter of fiscal year 2001.

  Executive Officers of the Registrant

     The following table sets forth the names and ages of all executive officers of the Registrant as of May 16, 2001. A summary of the background and experience of each of these individuals is set forth below.

NAME                                AGE    POSITION(S)
----                                ----   ----------
Thomas P. Raimondi, Jr............  44     Vice Chairman, President and Chief Executive Officer
Keith C. Clark....................  48     Senior Vice President and General Manager Europe
Paul W. Emery, II.................  59     Chief Operating Officer
Marc Nussbaum.....................  45     Senior Vice President, Product Development and Chief
                                             Technology Officer
Richard L. Ruskin.................  41     Executive Vice President
Venki Venkataraman................  52     Senior Vice President, Operations & Services
Dale Wight........................  49     Chief Financial Officer
Kenneth D. Simpson................  48     Vice President, Information Technology and Chief
                                             Information Officer

     Thomas P. Raimondi, Jr. was named President and Chief Executive Officer of the Company in December 1999 and Vice Chairman of the Board of Directors in April 2001. From July 1998 to December 1999, Mr. Raimondi was the Company's Chief Operating Officer. Mr. Raimondi served as Senior Vice President and General Manager from May 1996 until July 1998 and was Vice President, Strategic Planning, Product Marketing, and Director of Marketing from 1987 until May 1996. Mr. Raimondi also is a member of the Board of Directors of Caldera Systems, Inc.

     Keith C. Clark was named our Senior Vice President and General Manager Europe in April, 2000. Mr. Clark was our Vice President European Operations from June, 1994 to April, 2000. Mr. Clark joined the Company in January, 1990 as European Client Services Manager. Before joining MTI, Mr. Clark served in a number of senior-management positions within Europe during a ten year period for System Industries, Inc., a data-storage company in the DEC marketplace.

     Paul W. Emery II was named our Chief Operating Officer in July, 2000. Before joining MTI, from December, 1997 to July, 2000, Mr. Emery was a Chief Financial Officer and Vice President of Sales and Field Operations of Digital Generation Systems. He served as Chief Financial Officer and Vice President of Finance and Marketing for Borland International, a software development and distribution company, from July, 1996 to December, 1997, and as Chief Financial Officer for Teradyne, a supplier for automatic test equipment for the electronics and telecommunications industries.

     Marc Nussbaum was named Senior Vice President of Product Development and Chief Technology Officer in September, 2000. Mr. Nussbaum joined the Company as a Vice President of Engineering in April, 2000. Before joining MTI, Mr. Nussbaum served in several capacities for Western Digital Corporation, a semiconductor and hard disk drive manufacturer, from April, 1981 to January, 1999. His most recent position with Western Digital was Senior Vice President and Chief Technical Officer for the advanced business development, technology, and quality systems division.

     Richard L. Ruskin was named Executive Vice President in July, 2000. Mr. Ruskin was Senior Vice President of European Operations from April, 2000 to July, 2000 and Senior Vice President of Marketing from September, 1999 to April, 2000. Before that, Mr. Ruskin served in several capacities at MTI since 1988, including Vice President of U.S. Sales.

     Venki Venkataraman was named Senior Vice President of Operations and Services in September, 2000. Mr. Venkataraman served as Senior Vice President of Manufacturing from June, 1998 to August, 2000 and as Vice President of Operations from April, 1996 to June, 1998. Before joining MTI, Mr. Venkataraman served in several capacities for The Foxboro Company, a division of Siebe PLC, from August, 1988 to April, 1996. His most recent position with Foxboro was Manager of Product Development for the systems products division, a post he held for two years.

     Dale Wight was named Chief Financial Officer in February, 2001. Before joining MTI, Mr. Wight served as an Executive Director of Finance for Informix Software, Inc., a provider of information-management software, from December, 1999 to September, 2000. Mr. Wight was a Director of Finance at Quantum Corporation, a supplier of tape drives and DLTtape automation systems for backing up and archiving business-critical data, from April, 1998 to October, 1999, and Director of Americas Finance of AST Research, Inc., a global manufacturer and marketer of computers and peripheral equipment, from April, 1996 to December, 1997. Mr. Wight held several managerial positions at Nissan Motor Corporation U.S.A. from August, 1991 to March, 1996, including Nissan Division Finance Manager and Finance Manager for the minivan project.

     Kenneth D. Simpson was named Vice President, Information Technology and Chief Information Officer in March, 2001. Before joining MTI, Mr. Simpson was a Consultant in SAP National Practice for marchFirst, a full-service information-systems consulting firm, from January, 2000 to March, 2001. Mr. Simpson served as Director of Information Technology for Digital Generation Systems, a leading provider of electronic delivery of commercials from the advertising industry to the broadcast industry, from September, 1998 to December, 1999. Before joining Digital Generation, Mr. Simpson served as Director of Information Systems for Tri Valley Growers, a food manufacturing company, from July, 1995 to September, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS:

PRINCIPAL MARKET AND PRICES

     Our common stock is quoted on the Nasdaq National Market. The following table sets forth the range of high and low sales prices per share of our common stock for each quarterly period as reported on The Nasdaq National Market for the periods indicated. The price of our common stock at the close of business on May 16, 2001 was $1.560.

                                                                  SALES PRICES
                                                               -------------------
                                                                HIGH         LOW
                                                               -------     -------
FISCAL YEAR 2000
First Quarter...............................................   16.4375      4.5000
Second Quarter..............................................   29.6250     14.7500
Third Quarter...............................................   37.5000     14.1250
Fourth Quarter..............................................   54.3750     23.8125

FISCAL YEAR 2001

First Quarter...............................................   27.6250      6.8130
Second Quarter..............................................    8.2500      3.5630
Third Quarter...............................................    9.6250      3.0630
Fourth Quarter..............................................    5.3750      1.6560

NUMBER OF COMMON STOCKHOLDERS

     The approximate number of record holders of our common stock as of May 16, 2001 was 335.

DIVIDENDS

     We never have declared or paid any dividends. We currently expect to retain earnings for use in the operation of our business and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future. Also, the terms of our bank line of credit prohibit us from declaring or paying any cash dividends.

WARRANTS

     No warrants were exercised during fiscal year 2001.

ITEM 6. SELECTED FINANCIAL DATA:

                                                                   FISCAL YEAR ENDED
                                                --------------------------------------------------------
                                                APRIL 7,    APRIL 1,    APRIL 3,    APRIL 4,    APRIL 5,
                                                  2001        2000        1999        1998        1997
                                                --------    --------    --------    --------    --------
SELECTED STATEMENT OF OPERATIONS DATA:
Net product revenue...........................  $111,820    $177,770    $157,456    $163,707    $120,359
Service revenue...............................    49,870      49,327      44,193      36,304      33,368
                                                --------    --------    --------    --------    --------
         Total revenue........................   161,690     227,097     201,649     200,011     153,727
Product gross profit..........................    39,291      71,202      50,689      56,747      36,752
Service gross profit..........................    14,628      18,871      16,276      14,262      13,172
                                                --------    --------    --------    --------    --------
Gross profit..................................    53,919      90,073      66,965      71,009      49,924
Operating expenses:
  Selling, general and administrative.........    66,642      64,506      45,657      40,818      34,437
  Research and development....................    19,095      16,017      12,765      12,475      10,103
                                                --------    --------    --------    --------    --------
  Total operating expenses....................    85,737      80,523      58,422      53,293      44,540
                                                --------    --------    --------    --------    --------
  Operating income (loss).....................   (31,818)      9,550       8,543      17,716       5,384
Other income, net.............................     4,258       3,822       3,739       2,557       1,483
Equity in net loss of affiliate...............    (4,800)     (2,824)         --          --          --
Loss on foreign currency transactions.........      (552)       (323)       (669)       (237)       (499)
                                                --------    --------    --------    --------    --------
  Income (loss) before income taxes              (32,912)     10,225      11,613      20,036       6,368
Income tax expense (benefit)..................     3,529     (15,095)      1,521       2,020         664
                                                --------    --------    --------    --------    --------
  Net income (loss)...........................  $(36,441)   $ 25,320    $ 10,092    $ 18,016    $  5,704
                                                ========    ========    ========    ========    ========
Net income (loss) per share:
  Basic.......................................  $  (1.13)   $   0.84    $   0.35    $   0.68    $   0.22
                                                ========    ========    ========    ========    ========
  Diluted.....................................  $  (1.13)   $   0.76    $   0.34    $   0.62    $   0.22
                                                ========    ========    ========    ========    ========
Weighted average shares used in per share
  computation:
  Basic.......................................    32,233      30,268      28,451      26,674      25,638
                                                ========    ========    ========    ========    ========
  Diluted.....................................    32,233      33,232      29,710      29,112      26,437
                                                ========    ========    ========    ========    ========

                                                APRIL 7,    APRIL 1,    APRIL 3,    APRIL 4,    APRIL 5,
                                                  2001        2000        1999        1998        1997
                                                --------    --------    --------    --------    --------
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents.....................  $ 16,320    $  8,791    $  7,213    $  7,768    $  3,487
Working capital (deficit).....................    27,514      51,434      29,997      16,711     (12,267)
Total assets..................................   128,960     180,947     113,778     105,091      83,592
Long-term debt, less current maturities.......       621          --          --          --           6
Total stockholders' equity....................    78,750     113,495      54,141      42,146      16,377

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     Certain statements set forth herein are not historical or based on historical facts and constitute "forward-looking statements" involving known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements, expressed or implied, by such forward-looking statements. Forward-looking statements include statements about the Company's revenue, markets, margin, the effect of accounting changes, attempts to modify its banking facility, proprietary product sales (including Vivant sales), customers (including Internet-related businesses, or IRBs and focus on Global 2000 companies), service and support costs, investment in research and development, foreign currency hedging activity, dependence on new products, management of growth, competition, international sales, dependence on suppliers and quarterly fluctuations. The Company's transition to sales of its proprietary products and its focus of sales efforts on Global 2000 accounts may not be successful. The Company may experience a reduction in demand from IRBs greater than that currently anticipated. The Company may fail to achieve anticipated revenue levels and efficiencies of operation. Given these uncertainties, investors in the Company's common stock are cautioned not to place undue reliance on such forward-looking statements. See "Risk Factors." This discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto contained elsewhere in this report.

RESULTS OF OPERATIONS

     The following table sets forth selected items from the Consolidated Statements of Operations as a percentage of total revenue for the periods indicated, except for product gross profit and service gross profit, which are expressed as a percentage of the related revenue. This information should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements included elsewhere herein:

                                                                   FISCAL YEAR ENDED
                                                            --------------------------------
                                                            APRIL 7,    APRIL 1,    APRIL 3,
                                                              2001        2000        1999
                                                            --------    --------    --------
Net product revenue.......................................    69.2%       78.3%       78.1%
Service revenue...........................................    30.8        21.7        21.9
                                                             -----       -----       -----
          Total revenue...................................   100.0       100.0       100.0
Product gross profit......................................    35.1        40.1        32.2
Service gross profit......................................    29.3        38.3        36.8
                                                             -----       -----       -----
          Gross profit....................................    33.3        39.7        33.2
Selling, general and administrative.......................    41.2        28.4        22.6
Research and development..................................    11.8         7.1         6.3
                                                             -----       -----       -----
          Operating income (loss).........................   (19.7)        4.2         4.3
Other income, net.........................................     2.6         1.7         1.8
Equity in net loss of affiliate...........................    (3.0)       (1.2)         --
Loss on foreign currency transactions.....................    (0.3)       (0.1)       (0.3)
Income tax (expense) benefit..............................    (2.2)        6.6        (0.8)
                                                             -----       -----       -----
          Net income (loss)...............................   (22.6%)      11.2%        5.0%
                                                             =====       =====       =====

     Net Product Revenue: Net product revenue for fiscal year 2001 decreased $66.0 million, or 37% from fiscal year 2000. This decrease was primarily because of decreased revenue of $63.7 million and $2.1 million from server products and software products, respectively. Server products revenue in fiscal year 2001 from the Vivant product family was $42.7 million, down from $67.7 million in fiscal 2000.

We transitioned our sales focus during fiscal 2000 towards our proprietary products, and away from our third party resale products. As a result of this transition, we increased our sales efforts with IRBs. However, during fiscal 2001, because of the lack of liquidity and resulting higher risk of success of the IRBs, we experienced a decrease in demand for our proprietary products from IRBs. We elected to pursue sales from Fortune 1000 and Global 2000 customers. These customers typically have a longer procurement cycle, which adversely affected net product revenue during fiscal year 2001. Moreover, the secondary effect of the many IRB collapses may affect our ability to grow revenues. Furthermore, a weakening economy could result in a decreasing demand for the information-storage systems, software, and services. We continue to refocus our sales efforts on the Global 2000 "brick and mortar" companies, with which we have been successful historically. See "Risk Factors -- If there is a decrease in the demand for our products by Internet-Related Businesses, our business could materially suffer."

     Net product revenue for fiscal year 2000 increased $20.3 million, or 13% from fiscal year 1999. This increase was primarily because of increased revenue of $40.8 million from server products, partially offset by decreased revenue from tape products and software products of $16.8 million and $3.7 million, respectively. During fiscal year 2000, our focus shifted away from resale of tape products to the sale of our own proprietary server products. Server products revenue in fiscal year 2000 from the Vivant product family was $67.7 million, up from nearly no revenue in fiscal year 1999, when we introduced the Vivant product family.

     Service Revenue: Service revenue was $49.9 million for fiscal year 2001, an increase of $0.5 million, or 1%, from fiscal year 2000. Increased revenue from maintenance contracts for increased field population was the main cause of this increase.

     Service revenue was $49.3 million for fiscal year 2000, an increase of $5.1 million, or 12%, from fiscal year 1999. This increase was primarily from increased revenue from maintenance contracts both domestically and in Europe.

     Product Gross Profit: Product gross profit was $39.3 million for fiscal year 2001, a decrease of $31.9 million, or 45%, from fiscal year 2000. The gross profit percentage of net product sales was 35% for fiscal year 2001 as compared to 40% for fiscal year 2000. This decrease resulted from a domestic increase in revenue concentration from back-up products, which historically carry a significantly lower margin than our proprietary storage products. This decrease was partly offset by a European increase in revenue concentration from proprietary products, primarily Vivant. Also, lower operating volumes caused a significant decrease in our ability to absorb our manufacturing overhead, which reduced our product gross margin.

     Product gross profit for fiscal year 2000 was $71.2 million, an increase of $20.5 million, or 40%, over fiscal year 1999, and the product gross profit percentage of net product sales was 40% for fiscal year 2000 as compared to 32% for fiscal year 1999. The increase in the product gross profit percentage was mainly from the increase in sales of server products, which historically carry a higher margin and the impact of the introduction of the Vivant product line.

     Service Gross Profit: Service gross profit for fiscal year 2001 decreased $4.2 million, or 22%, from fiscal year 2000. The gross-profit percentage for service revenue was 29% in fiscal year 2001, as compared to 38% for fiscal year 2000. The decrease in service-gross profit came mainly because our employment costs increased as we hired more people to staff anticipated service offerings. We expected the number of installed Vivant units to increase in fiscal year 2001 over fiscal 2000 levels. During the first nine months of fiscal year 2001, we hired more service-and-support staff. We are upgrading the skills of our staff to support the increased volume of proprietary product and service offerings. As a result, service cost of revenue increased in fiscal year 2001. We believe that this cost will not continue to increase in fiscal year 2002 because we now have sufficient field-service staff.

     Service gross profit for fiscal year 2000 increased $2.6 million, or 16%, over fiscal year 1999. The gross-profit percentage for service revenue was 38% in fiscal year 2000, as compared to 37% in fiscal year 1999. This increase in gross profit percentage primarily resulted from increased revenue from contracts without corresponding increases in support costs. See "Risk Factors -- We may be unable to hire, retain and integrate highly skilled personnel needed to sustain our business."

     Selling, General and Administrative Expenses: Selling, general and administrative expenses in fiscal year 2001 increased $2.1 million, or 3%, over fiscal year 2000. This increase was because of bad debt expense of $4.3 million, primarily as a result of internet-related customer non-payments, and a $2.2 million charge to write down goodwill related to the purchase of certain product lines from RAXCO, Inc. There were other expenses of $.9 million in legal and $.4 million in severance. These increases were partly offset by lower salary, commission and bonus expense of $5.0 million.

     Selling, general and administrative expenses in fiscal year 2000 increased $18.8 million, or 41%, over fiscal year 1999. This increase and the increase as a percentage of total revenue were primarily because of increased compensation and related costs, exclusive of commissions, of $6.1 million resulting from increased headcount, increased commissions of $5.7 million, increased marketing efforts of $2.9 million, $0.6 million of severance related costs in fiscal year 2000 and increases in other expenses of $3.5 million.

     Research and Development Expenses: Research and development expenses in fiscal year 2001 increased $3.1 million, or 19%, from fiscal year 2000. This increase was primarily for increased development costs associated with hiring more staff to complete expansion of the Vivant product line at the high end and also to expand our reach to the mid-range. We plan to continue our new product thrust in fiscal year 2002.

     Research and development expenses in fiscal year 2000 increased $3.3 million, or 25%, over fiscal year 1999. This increase came from increased project costs of $2.0 million, increased salary and related costs of $1.1 million related to increased headcount, and increased other expenses of $0.2 million.

     Restructuring: During the fourth quarter of fiscal year 2001, we included a charge of $0.4 million for severance in operating expenses. Of the charges, $0.3 million was paid during fiscal year 2001 and $0.1 million will be paid during fiscal year 2002. The restructuring included an aggregate net reduction of the workforce by 86 employees or 13%. As a result of the restructuring, we expect to realize quarterly expense savings of $1.3 million beginning in the second quarter of fiscal 2002.

     Other Income, Net: Other income, net in fiscal year 2001 increased $0.4 million, or 11%, over fiscal year 2000. This increase was primarily from increased interest income and decreased interest expense in fiscal year 2001 as compared to the prior year. This was a result of increased average cash balance during the year and eliminated credit line balances.

     Other Income, Net, in fiscal year 2000 increased $0.1 million, or 2%, over fiscal year 1999. Other income, net, was approximately 2% of total revenue in fiscal years 2000 and 1999.

     Equity in Net Loss of Affiliate: Equity in net loss of affiliate represents our proportionate share of Caldera Systems, Inc.'s ("Caldera") net losses and amortization of the goodwill related to the investment made in Caldera in August 1999. See Note 4 of Notes to Consolidated Financial Statements.

     Income Taxes: We recorded a net tax expense of $3.5 million for fiscal year 2001, as compared to a net tax benefit of $15.1 million in fiscal year 2000. The increase was primarily because of the recording of a net $9.0 million expense related to the valuation allowance for deferred-tax assets. The net $9.0 million tax expense was partly offset by $5.5 million of tax benefit recorded in the first three quarters of fiscal year 2001. Our management believes that it is more likely than not that we will realize the benefits of the net deferred tax asset existing at April 7, 2001 based on projected financial results and available tax planning strategies, including the realizable value of our Caldera investment.

     We recorded a net tax benefit of $15.1 million in fiscal year 2000. This is a one-time benefit which is primarily a result of the reversal of valuation allowances held against certain net operating loss carryforwards. The reversal of the valuation allowance was a result of management's determination that it was more likely than not that the related deferred tax assets would be realized based on projected financial results and available tax planning strategies. See Note 7 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $16.3 million and $8.8 million at April 7, 2001 and April 1, 2000, respectively, which was an increase of $7.5 million. Net operating activities provided cash of $18.2 million in fiscal year 2001, an increase of $16.8 million as compared to fiscal year 2000, primarily because increased collections decreased accounts receivable by $48.1 million. This source of cash was partially offset by the use of cash from a net loss adjusted for non-cash items of $7.5 million; an increase in inventories of $6.6 million, which primarily resulted from a $5.0 million increase in test equipment for engineering, and a combined decrease in prepaid and other assets, accounts payable and accrued and other liabilities of $15.9 million. Net investing activities used cash of $11.8 million to buy capital equipment. The Company expects to incur approximately $7.6 million of capital expenditures in fiscal year 2002.

     Net cash provided by financing activities was $1.0 million primarily because of the exercise of stock options, and issuance of treasury shares, providing cash of $2.5 million, offset by repayment of a note payable to Caldera of $1.5 million.

     The Company entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank and General Electric Capital Corporation as of July 22, 1998, and amended July 22, 1999, whereby the Company may borrow up to $30.0 million under an asset-secured domestic line of credit, limited by the value of pledged collateral. Effective September 22, 2000, the Company renewed its agreement with Silicon Valley Bank and General Electric Capital Corporation. The agreement allows the Company to borrow at a rate equal to the prime rate plus 1%. Borrowings under the line of credit are subject to certain financial and operating covenants, including, without limitation, various financial covenants requiring the Company to maintain a minimum quick ratio, debt-net worth ratio, tangible net worth, and a maximum net loss, and restricts the Company from paying any dividends. The term of the agreement is for one year.

     As of April 7, 2001, the Company was in default under the Amended Loan Agreement for failing to comply with certain covenants particularly the quick ratio and the maximum net loss covenants which were subsequently waived for the period ended April 7, 2001 pursuant to an agreement among the Company, Silicon Valley Bank and General Electric Capital Corporation. The quick ratio, the profitability, and the maximum net loss covenants of the Loan Agreement also were amended on May 31, 2001. The Company is operating under the waiver and amended loan agreement. There can be no assurance that the Company will be in compliance with the new covenants in future periods. The Company's current line of credit agreement will expire September 22, 2001. The Company has begun negotiations for a renewal of its existing credit facility and believes the Company will be able to secure comparable financing prior to the expiration of the existing credit facility.

     No assurance can be given that additional financing will be available or, if available, will be on terms favorable to the Company. There were no borrowings outstanding under this agreement at April 7, 2001.

     Effective February 9, 1996, the Company entered into an agreement (the "EMC Agreement") by which we sold to EMC substantially all of the Company's existing patents, patent applications and related rights. Pursuant to the EMC Agreement, the Company was entitled to receive $30.0 million over the life of this agreement, in six equal annual installments of $5.0 million each. As of January 2001, the Company had received all installments. The Company also was to receive royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the EMC Agreement. As part of the maximum $30.0 million of royalties, minimum royalties of $10.0 million were to be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the EMC Agreement, and within thirty days of each subsequent anniversary thereof. As of March 2001, the Company has received all installments. Also, pursuant to the terms of the EMC

Agreement, $10.0 million of the maximum $30.0 million of royalties, will be received in five equal annual installments as a result of a computer and technology agreement between EMC and IBM announced in March 1999. The first two annual installments were received in March 2000 and March 2001.

     Management believes that the Company's working capital and future cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for at least the next twelve months. The Company may require additional funds to support its working capital requirements including financing of accounts receivable and inventory, or for other purposes, and may seek to raise such funds through public or private equity financing, bank lines of credit or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2000, the FASB issued Statement of Financial Accounting Standards ("FAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FAS 133" ("FAS 138"). FAS 138 amends the accounting and reporting standards for certain derivative instruments and hedging activities. MTI is required to adopt FAS 138 not later than the first quarter of fiscal year 2002. The Company does not currently believe its adoption will have a material impact upon the Company's financial position or overall trends in results of operations and does not believe adoption will result in significant changes to its financial risk management practices. However, the impact of adoption on the Company's results of operations is dependent upon the fair values of the Company's derivatives and related financial instruments at the date of adoption and may result in more pronounced quarterly fluctuations in other income and expense.

     In September 2000, Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. Statement 140 replaces Statement of Financial Accounting Standards No. 125 and is effective for the Company in the second quarter of fiscal year 2002. The adoption of SFAS 140 is not expected to have a material effect upon the Company's financial position or results of operations.

INFLATION AND FOREIGN CURRENCY EXCHANGE

     The Company recorded $0.6 million in foreign exchange loss during fiscal year 2001, which came from European currency exchange rate fluctuations. In order to minimize the foreign exchange loss, the Company has used hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial-market risks, none of which were outstanding at April 7, 2001. There can be no assurance, however, that such actions successfully will reduce the Company's exposure to financial-market risks.

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

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS

     As a result of recent unfavorable economic conditions and of reduced capital spending, sales in the United States have declined as a percentage of our total revenue. In particular, sales to IRBs fell during fiscal year 2001. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a materially adverse effect upon our business, our operating results, and our financial condition.

OUR BUSINESS MATERIALLY COULD BE AFFECTED ADVERSELY AS A RESULT OF A WEAKENING DEMAND IN THE TECHNOLOGY MARKET.

     Our profitability depends upon the demand for information storage hardware, software and services as a whole. A decreasing demand for information-storage systems, software, and services because of a weakening economy could result in decreased earnings.

IF THERE IS A DECREASE IN THE DEMAND FOR OUR PRODUCTS BY INTERNET-RELATED BUSINESSES, OUR BUSINESS COULD MATERIALLY SUFFER.

     In fiscal year 2000 we derived a significant portion of our revenue from the sale of our products to IRBs. Any decrease in the growth of the internet, in the demand for our products by IRBs or in the financial resources available to IRBs to purchase our products, could have a materially-adverse effect on our business, financial condition, and results of operations. During fiscal 2001, the Company experienced a decrease in demand for its products from IRBs and made a decision to reduce its sales focus to IRBs. We may experience a reduction in demand from IRBs greater than that currently anticipated. We continue to refocus our sales force on penetrating Global 2000 accounts more deeply. However, these sales efforts may not be successful.

A SIGNIFICANT PORTION OF OUR SALES OCCUR IN THE LAST MONTH OF A GIVEN QUARTER AND WE OPERATE WITHOUT A SIGNIFICANT BACKLOG OF ORDERS. CONSEQUENTLY, OUR RESULTS OF OPERATIONS FOR THAT QUARTER MAY NOT MEET OUR EXPECTATIONS.

     We have experienced historically a significant portion of our orders, sales and shipments in the last month or weeks of each quarter. We expect this pattern to continue, and possibly to increase, in the future. This uneven pattern makes our ability to forecast revenues, earnings and working capital requirements for each quarter extremely difficult and uncertain. If we do not receive orders that we have anticipated or complete shipments within a given quarter, our results of operations could be harmed materially for that quarter.

     Also, we operate without a significant backlog of orders. As a result, our quarterly sales and operating results in any given quarter are dependent, in large part, upon the volume and timing of orders booked and products shipped during that quarter. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unanticipated decrease in our orders, sales or shipments. Therefore, any decline in the demand for our products and services, in relation to our forecast for any given quarter, could materially harm our results of operations.

OUR STOCK PRICE MAY BE VOLATILE, WHICH COULD LEAD TO LOSSES BY INVESTORS AND TO SECURITIES LITIGATION.

     The value of your investment in our common stock could be very volatile and it could decline because of:

     - variations between our actual and anticipated earnings;

     - the timing and announcement of new products by us or by our competitors;

     - services or technological innovations by us or by our competitors;

     - failure of our results from operations to meet the expectations of public market analysts and investors;

     - changes in revenue or earnings estimates by the investment community;

     - speculation in the press or investment community about our business or our competitive position;

     - the volume of trading in our common stock; and

     - market conditions broadly and the trading price of shares of technology companies generally.

THE MARKETS FOR OUR PRODUCTS ARE INTENSELY COMPETITIVE WHICH MAY LEAD TO REDUCED SALES OF OUR PRODUCTS, REDUCED PROFITS, AND REDUCED MARKET SHARE FOR OUR BUSINESS.

     The markets for our products are intensely competitive, and we expect competition to intensify in the future. If we fail to maintain or enhance our competitive position, we could experience pricing pressures and reduced sales, margins, profits and market share, each of which could materially harm our business. Furthermore, our new products and technologies may depress the sales of existing products and technologies. We must manage product transitions successfully so that the introductions of the new products do not adversely affect our sales of existing products. Our customers' requirements and the technology available to satisfy those requirements are continually changing. Therefore, we must be able to respond to these changes in order to remain competitive. The principal elements of competition in our markets include:

     - ability to introduce new technology;

     - product quality, reliability and performance;

     - quality of service and support; and

     - responsiveness to customer and market needs.

     We have a number of competitors in various markets, including: EMC, Hewlett-Packard, Sun Microsystems, IBM, Compaq and Network Appliance, each of which has substantially greater name recognition, engineering, manufacturing and marketing capabilities, and greater financial, technological and personnel resources than we do.

OUR QUARTERLY RESULTS MAY FLUCTUATE FROM PERIOD TO PERIOD. THEREFORE, HISTORICAL RESULTS MAY NOT BE EITHER INDICATIVE OF FUTURE RESULTS OR HELPFUL IN EVALUATING THE RESULTS OF OUR BUSINESS.

     We have experienced quarterly fluctuations in operating results and we anticipate that these fluctuations may continue into the future. These fluctuations have resulted from, and may continue to be caused by, a number of factors, including:

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

Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indications of our future performance. We cannot assure you that we will be profitable on a quarter-to-quarter basis or that our future revenues and operating results will meet or exceed the expectations of securities analysts and investors, any of which could cause a significant adverse change in the trading price of our common stock.

THE SUCCESS OF OUR BUSINESS DEPENDS UPON OUR ABILITY TO INTRODUCE NEW PRODUCTS ON A TIMELY BASIS.

     We believe that the development and introduction of new, innovative products with features that respond to our customers' changing demands and incorporate new technological standards will be critical to our future success. We may not be able to design and manufacture products that address customer needs or achieve market acceptance. Any significant delay or failure by us to design, manufacture and successfully introduce new products could harm our business materially. Our ability to successfully introduce new products depends on several factors, including:

     - timely completion of product design;

     - achievement of acceptable manufacturing yields; and

     - market acceptance.

We face additional risks inherent in new product introductions, including:

     - competitors' responses to our product introductions;

     - pricing pressures from competitors' products;

     - difficulties in forecasting customer demand;

     - the desire of customers to evaluate new products for longer periods of time; and

     - unanticipated development problems or delays.

     These risks may result in unanticipated costs, diversion of management's attention or the abandonment of the development of a specific product. In addition, we may not be able to effectively manage the transitions to new products or new technologies, which could harm our business materially.

OUR SYSTEMS ARE COMPLEX AND MAY CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS THAT COULD BE DIFFICULT, COSTLY, AND TIME CONSUMING TO REPAIR.

     Undetected software or hardware errors frequently occur in networking products when they are first introduced or as new versions of products are released. Our systems are complex, and from time to time we may find errors in our existing, new, or enhanced products. Also, our systems are combined with products and components made by other vendors, and if errors occur, it may be difficult to identify the source of the problem. These errors, whether caused by our or another vendor's products, could:

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

WE ARE DEPENDENT UPON LIMITED SOURCE SUPPLIERS FOR PRINCIPAL COMPONENTS USED IN OUR PRODUCTS, AND DISRUPTIONS IN SUPPLY OR SIGNIFICANT INCREASES IN COMPONENT COSTS COULD HARM OUR BUSINESS MATERIALLY.

     For our Vivant product line, we currently purchase disk drives solely from Seagate Technology, Inc., chipsets solely from QLogic Corporation, and RAID controllers for the Vivant "S" series solely from Mylex Corporation. Disruptions in supply or significant increases in the component costs from these vendors could materially harm our business and our results of operations.

WE ORDER COMPONENTS AND MATERIALS BASED UPON ROLLING FORECASTS WHICH COULD CAUSE US TO OVERESTIMATE OR UNDERESTIMATE OUR ACTUAL REQUIREMENTS. THIS COULD CAUSE US TO INCREASE OUR COSTS, NEEDLESSLY OR PREVENT US FROM MEETING CUSTOMER DEMAND.

     We use rolling forecasts based upon anticipated product orders to determine our component requirements. Lead times for materials and components that we order vary significantly and depend upon factors such as specific supplier requirements, contract terms and current market demand for such components. As a result, our component requirement forecasts may not be accurate. If we overestimate our component requirements, we may have excess inventory, which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would affect unfavorably our business and results of operations.

WE DEPEND UPON OUR KEY PERSONNEL.

     We believe that our success is dependent, to a significant extent, upon the efforts and abilities of our senior-management team, particularly our executive officers. The loss of the services of our executive officers could harm materially our business. The failure to retain key members of our senior-management team, or to implement a succession plan to prepare qualified individuals to join us upon the loss of a member of our senior-management team, could harm materially our business.

     In addition, a number of the members of our senior management team joined us recently, as we replaced certain management personnel. Thus, our management team has had limited time to work together and as a result, may have difficulty working together to successfully manage our business.

WE ARE SUBJECT TO FINANCIAL AND OPERATING RISKS ASSOCIATED WITH INTERNATIONAL SALES.

     International sales represent a significant portion of our total revenue. For example, international sales represented 36% of our total sales for fiscal year 2001. If we are unable to maintain international market demand for our products, our results of operations could be materially harmed. Our international business is subject to the financial and operating risks of conducting business internationally, including:

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

     All of our sales in international markets are priced in the applicable local currencies and are subject to currency exchange rate fluctuations. We currently enter into foreign currency exchange contracts on a limited basis in an attempt to minimize foreign currency exposure, which can be costly or limited in their effectiveness. If we are faced with significant changes in the regulatory and business climate in our international markets, our business and results from operations could suffer.

     In the future, we may expand our international presence in other markets which may require significant financial and managerial resources. Also, expansion into new international markets may involve additional risks, including uncertainty of market acceptance of our products because of language, cultural or other barriers, and differences in technologies and computing infrastructures needed to use our products and services. If our international expansion efforts do not yield anticipated levels of sales, our business and results from operations could be harmed materially.

WE HAVE ADOPTED ANTI-TAKEOVER DEFENSES THAT COULD AFFECT THE PRICE OF OUR COMMON STOCK.

     Our restated certificate of incorporation and bylaws contain various provisions, including notice provisions, provisions for staggered terms of office of the board of directors, and provisions authorizing us to issue preferred stock, that may make it more difficult for a third party to acquire, or may discourage acquisition bids for, our company. Also, the rights of holders of our common stock may be affected adversely by the rights of holders of any preferred stock that we may issue in the future that would be senior to the rights of the holders of our common stock. Furthermore, we are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

OUR INTELLECTUAL PROPERTY IS CRITICAL TO OUR BUSINESS AND, IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, THE SUCCESS OF OUR BUSINESS AND OUR RESULTS FROM OPERATIONS COULD BE HARMED MATERIALLY.

     Our intellectual property includes patents, proprietary technology, trade secrets, copyrights, and trademarks. We rely upon a combination of intellectual property laws and employee and third-party non-disclosure agreements to protect our intellectual property rights. Third parties may infringe upon our intellectual property rights, and we may be unable to detect this unauthorized usage or to enforce our rights effectively. Any legal action that we may bring to protect our intellectual property rights could be expensive and distract our management from day-to-day operations. Further, the laws of some countries in which we sell our products do not protect our intellectual property rights to the same extent as do the laws in the United States. Unauthorized usage or misappropriation of our intellectual property could harm our business materially.

WE MAY FACE COSTLY DAMAGES OR LITIGATION COSTS IF THIRD PARTIES CLAIM THAT WE INFRINGE UPON THEIR INTELLECTUAL PROPERTY RIGHTS.

     Our business activities may infringe upon the proprietary rights of others, and other parties may assert infringement claims against us. In addition, in the future, we may receive communications from other parties asserting that our intellectual property infringes on their proprietary rights. If we become liable to any third party for infringing its intellectual property rights, we could be required to pay substantial damage awards and to develop non-infringing technology, obtain licenses, or to cease selling the applications that contain the infringing intellectual property. We could have to redesign our products, which could be costly and time consuming and could substantially delay product shipments, assuming that a redesign is feasible. We may be unable to develop non-infringing technology or to obtain licenses on commercially-reasonable terms, if at all. Litigation is subject to inherent uncertainties, and any outcome unfavorable to us could materially harm our business. Furthermore, we could incur substantial costs in defending against any intellectual-property litigation, and these costs could increase significantly if any dispute were to go to trial. Our defense of any litigation, regardless of the merits of the complaint, likely would be time-consuming, costly, and a distraction to our management personnel. Adverse publicity related to any intellectual property litigation also could harm the sale of our products and damage our competitive position.

IF WE ARE UNABLE TO COMPLY WITH EVOLVING INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS, WE MAY BE UNABLE EITHER TO SELL OUR SYSTEMS OR TO BE COMPETITIVE IN THE MARKETPLACE.

     Our systems must comply with current industry standards and government regulations in the United States and internationally. Any new products and product enhancements that we introduce in the future also must meet industry standards and government regulations at the time they are introduced. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals could materially harm our business. In addition, such compliance may be time consuming and costly.

     Our systems integrate SAN and NAS technologies into a single storage architecture. Components of the SAN and NAS must comply with evolving industry standards. We also depend upon companies that provide other components of the SAN and NAS to meet these standards. If our vendors or customers do not support the same industry standards that we do, or if competing standards emerge that we do not support, market acceptance of our products could suffer.

OUR STOCK OWNERSHIP IS CONCENTRATED IN A SINGLE STOCKHOLDER, AND OTHER STOCKHOLDERS MAY NOT BE ABLE TO INFLUENCE CORPORATE DECISIONS.

     Raymond J. Noorda, our Chairman of the Board, is also the Chairman of the Board of our largest stockholder, The Canopy Group, Inc. ("Canopy"). Ralph J. Yarro III, our Director, is also the Director and President and Chief Executive Officer of Canopy. Canopy beneficially owns approximately 45% of our outstanding common stock and is able substantially to affect our actions which require stockholder approval, including the election of the Board of Directors and the approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and will make some transactions difficult or impossible without Mr. Noorda's or Mr. Yarro's support.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

     The Company's European operations transact in foreign currencies and may be exposed to financial-market risk resulting from fluctuations in foreign-currency exchange rates, particularly the British Pound Sterling and the Euro. The Company has used and may continue to use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial-market risks, none of which were outstanding at April 7, 2001. There can be no assurance that such actions will reduce successfully the Company's exposure to financial-market risks.

     The Company maintains a $30.0 million credit line. The interest rate applied to any debt outstanding under this credit line is equal to the prime rate plus 1% and is, therefore subject to a certain amount of risk arising from fluctuations in these rates. However, we believe that a 10% increase in interest rates would not have a material impact upon the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

     The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data listed in Item 14(a)(1) and 14(a)(2) of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     Information with respect to directors of the Company is incorporated by reference to the information set forth in the Company's 2001 Proxy Statement under the caption "Directors." Information with respect to the Company's executive officers is set forth in Part I, above, under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION:

     The information set forth under the caption "Compensation of Directors and Executive Officers and Other Information" in the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

     The information set forth under the caption "Voting Securities and Principal Holders Thereof" in the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     The information set forth under the caption "Certain Transactions and Related Transactions" in the Company's 2001 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

     The following Consolidated Financial Statements of MTI and the Independent Auditors' Report are attached hereto beginning on pages F-1 and S-1.

     (a)(1) Consolidated Financial Statements:

              Independent Auditors' Report

              Consolidated Balance Sheets as of April 7, 2001 and April 1, 2000

              Consolidated Statements of Operations for fiscal years 2001, 2000 and 1999

              Consolidated Statements of Stockholders' Equity for fiscal years 2001, 2000 and 1999

              Consolidated Statements of Cash Flows for fiscal years 2001, 2000 and 1999

              Notes to Consolidated Financial Statements

     (2) The following financial statement schedule for fiscal years 2001, 2000 and 1999 is submitted herewith:

              Schedule II -- Valuation and Qualifying Accounts (See page 49)

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

     4.6         Specimen of the Amended Stock Certificate.

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

    10.16        Asset Purchase Agreement, dated February 9, 1995, between EMC
                 Corporation and the Registrant (confidential treatment granted pursuant to Rule 24b-2), incorporated by reference to Exhibit
                 10.36 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995.

    10.17        Loan and Security Agreement between the Company and Silicon
                 Valley Bank and General Electric Capital Corporation, as
                 Co-Lenders, and Schedules thereto, incorporated by reference to
                 Exhibit 10.28 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1998.

   *10.18        Severance Agreement dated as of July 15, 1998, between Thomas
                 P. Raimondi, Jr. and Registrant, incorporated by reference to
                 Exhibit 10.30 of the Company's Annual Report on Form 10-K for the fiscal year ended quarterly period ended April 3, 1999.

   *10.19        Severance Agreement dated as of July 15, 1998, between Venki
                 Venkataraman and Registrant, incorporated by reference to
                 Exhibit 10.33 of the Company's Annual Report on Form 10-K for the fiscal year ended quarterly period ended April 3, 1999.

   *10.20 Severance and Release Agreement dated as of July 7, 2000, between Dale Boyd and Registrant.

   *10.21 Severance and Release Agreement dated as of April 29, 2001, between Guy M. Cheney and Registrant.

   *10.22 Severance and Release Agreement dated as of September 20, 2000, between Daniel Brown and Registrant.

   *10.23        Severance Agreement dated as of July 10, 2000, between Paul W.
                 Emery, II and Registrant.

   *10.24        Severance Agreement dated as of February 7, 2001, between Keith
                 Clark and Registrant.

   *10.25        Severance Agreement dated as of May 30, 2001, between Dale
                 Wight and Registrant.

   *10.26        Severance Agreement dated as of May 30, 2001, between Kenneth
                 D. Simpson and Registrant.

   *10.27        Severance Agreement dated as of May 31, 2001, between Venki
                 Venkataraman and Registrant.

   *10.28        Severance Agreement dated as of May 31, 2001, between
                 Richard L. Ruskin and Registrant.

    EXHIBIT
    NUMBER                              DESCRIPTION
    -------                             -----------
   *10.29        Amendment to the 1996 Stock Incentive Plan, incorporated by reference to Exhibit 10.29 of the Company's Quarterly Report on
                 Form 10-Q for the quarterly period ended October 2, 1999.

   *10.30        MTI Technology Corporation 2001 Stock Incentive Plan.

   *10.31        MTI Technology Corporation 2001 Non-Employee Directors Option
                 Program.

   *10.32        MTI Technology Corporation 2001 Employee Stock Purchase Plan.

    10.33        Limited Waiver and Amendment to Loan Documents dated May 31,
                 2001, between the Company and Silicon Valley Bank and General
                 Electric Capital Corporation, as Co-Lenders.

    21           Subsidiaries of the Company.

    23           Consent of KPMG LLP.

    24           Power of Attorney (see page 26)

---------------
* Management or compensatory plan or arrangement.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of June 2001.

                                   MTI TECHNOLOGY CORPORATION

                                   By:       /s/ THOMAS P. RAIMONDI, JR.
                                     -------------------------------------------
                                                Thomas P. Raimondi, Jr.
                                             (Vice Chairman, President and
                                                Chief Executive Officer)

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below, constitutes and appoints Thomas P. Raimondi, Jr. and Dale Wight, jointly and severally, attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities to sign any and all amendments to this Report, and to file the same, and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, and his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

     SIGNATURE                                      TITLE                   DATE
     ---------                                      -----                   ----
/s/ THOMAS P. RAIMONDI, JR.            Vice Chairman, President and     June 4, 2001
-------------------------------------     Chief Executive Officer
    (Thomas P. Raimondi, Jr.)

/s/ DALE WIGHT                             Chief Financial Officer      June 4, 2001
-------------------------------------    (Principal Financial and
    (Dale Wight)                             Accounting Officer)

/s/ RAYMOND J. NOORDA                      Chairman of the Board        June 4, 2001
-------------------------------------
    (Raymond J. Noorda)

/s/ VAL KREIDEL                                  Director               June 4, 2001
-------------------------------------
    (Val Kreidel)

/s/ AL MELROSE                                   Director               June 4, 2001
-------------------------------------
    (Al Melrose)

/s/ JOHN REPP                                    Director               June 4, 2001
-------------------------------------
    (John Repp)

/s/ RALPH J.YARRO, III                           Director               June 4, 2001
-------------------------------------
    (Ralph J. Yarro, III)

/s/ Franz L. Cristiani                           Director               June 4, 2001
-------------------------------------
    (Franz L. Cristiani)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                PAGE
                                                                                ----
Independent Auditors' Report..................................................   28
Consolidated Balance Sheets as of April 7, 2001 and April 1, 2000.............   29
Consolidated Statements of Operations for the fiscal years ended
  April 7, 2001, April 1, 2000 and April 3, 1999..............................   30
Consolidated Statements of Stockholders' Equity for the fiscal years
  ended April 7, 2001, April 1, 2000 and April 3, 1999........................   31
Consolidated Statements of Cash Flows for the fiscal years ended
  April 7, 2001, April 1, 2000 and April 3, 1999..............................   32
Notes to Consolidated Financial Statements....................................   33
FINANCIAL STATEMENT SCHEDULE
Schedule II -- Valuation and Qualifying Accounts..............................   49

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTI Technology Corporation and subsidiaries as of April 7, 2001 and April 1, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended April 7, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Orange County, California
May 22, 2001, except as to
the second paragraph of Note 6
which is as of May 31, 2001

                           MTI TECHNOLOGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                       APRIL 7,    APRIL 1,
                                                                         2001          2000
                                                                      ---------     ---------
ASSETS
Current assets:
  Cash and cash equivalents ......................................    $  16,320     $   8,791
  Accounts receivable, less allowance for doubtful accounts
     and sales returns of $10,460 in 2001 and $7,210 in
     2000 ........................................................       21,514        74,289
  Inventories ....................................................       29,112        25,515
  Deferred income tax benefit ....................................        1,020         1,020
  Prepaid expenses and other receivables .........................        5,615         6,407
                                                                      ---------     ---------
          Total current assets ...................................       73,581       116,022
Property, plant and equipment, net ...............................       17,182        14,464
Deferred income tax benefit ......................................       23,280        26,715
Investment in affiliate ..........................................        9,504        14,304
Intangible assets and goodwill, less accumulated
  amortization of $13,191 in 2001 and $9,330 in 2000 .............        5,184         8,998
Other ............................................................          229           444
                                                                      ---------     ---------
                                                                      $ 128,960     $ 180,947
                                                                      =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Leases payable .................................................    $     127     $      --
  Note payable ...................................................           --         1,500
  Accounts payable ...............................................       11,042        22,008
  Accrued liabilities ............................................       14,684        20,372
  Deferred income ................................................       20,214        20,708
                                                                      ---------     ---------
          Total current liabilities ..............................       46,067        64,588
Leases payable ...................................................          621            --
Other ............................................................        3,522         2,864
                                                                      ---------     ---------
          Total liabilities ......................................       50,210        67,452
                                                                      ---------     ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value; authorized 5,000 shares;
     issued and outstanding, none ................................           --            --
  Common stock, $.001 par value; authorized 80,000 shares;
     issued (including treasury shares) and outstanding
     32,732 and 32,352 shares in 2001 and 2000,
     respectively ................................................           33            32
  Additional paid-in capital .....................................      135,132       133,007
  Accumulated deficit ............................................      (51,050)      (14,609)
  Less cost of treasury stock (375 and 479 shares in 2001
     and 2000, respectively) .....................................       (1,348)       (1,745)
  Accumulated other comprehensive loss ...........................       (4,017)       (3,190)
                                                                      ---------     ---------
          Total stockholders' equity .............................       78,750       113,495

                                                                      ---------     ---------
                                                                      $ 128,960     $ 180,947
                                                                      =========     =========

          See accompanying notes to consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FISCAL YEARS ENDED APRIL 7, 2001, APRIL 1, 2000 AND APRIL 3, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2001        2000        1999
                                                              --------    --------    --------
Net product revenue, including $429 and $4,920 from
  related parties in 2001 and 2000, respectively............  $111,820    $177,770    $157,456
Service revenue.............................................    49,870      49,327      44,193
                                                              --------    --------    --------
          Total revenue.....................................   161,690     227,097     201,649
Product cost of revenue.....................................    72,529     106,568     106,767
Service cost of revenue.....................................    35,242      30,456      27,917
                                                              --------    --------    --------
          Total cost of revenue.............................   107,771     137,024     134,684
                                                              --------    --------    --------
          Gross profit......................................    53,919      90,073      66,965
Operating expenses:
  Selling, general and administrative.......................    66,642      64,506      45,657
  Research and development..................................    19,095      16,017      12,765
                                                              --------    --------    --------
          Total operating expenses..........................    85,737      80,523      58,422
                                                              --------    --------    --------
          Operating income (loss)...........................   (31,818)      9,550       8,543
Other income (expense):
  Equity in net loss of affiliate...........................    (4,800)     (2,824)         --
  Interest expense..........................................      (432)       (598)       (716)
  Interest income...........................................       319         110          66
  Loss on foreign currency transactions.....................      (552)       (323)       (669)
  Other income..............................................     4,371       4,310       4,389
                                                              --------    --------    --------
Income (loss) before income taxes... .......................   (32,912)     10,225      11,613
  Income tax expense (benefit)..............................     3,529     (15,095)      1,521
                                                              --------    --------    --------
  Net income (loss)........................................   $(36,441)   $ 25,320    $ 10,092
                                                              ========    ========    ========
Net income (loss) per share:
  Basic.....................................................  $  (1.13)   $   0.84    $   0.35
                                                              ========    ========    ========
  Diluted...................................................  $  (1.13)   $   0.76    $   0.34
                                                              ========    ========    ========
Weighted average shares used in per share computation:
  Basic.....................................................    32,233      30,268      28,451
                                                              ========    ========    ========
  Diluted...................................................    32,233      33,232      29,710
                                                              ========    ========    ========

          See accompanying notes to consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        FISCAL YEARS ENDED APRIL 7, 2001, APRIL 1, 2000 AND APRIL 3, 1999
                                 (IN THOUSANDS)

                                                                               ACCUMULATED       TOTAL           TOTAL
                                   COMMON STOCK     ADDITIONAL    RETAINED        OTHER          STOCK-      COMPREHENSIVE
                                  ---------------    PAID-IN      EARNINGS    COMPREHENSIVE     HOLDERS'        INCOME
                                  SHARES   AMOUNT    CAPITAL      (DEFICIT)       LOSS           EQUITY          (LOSS)
                                  ------   ------   ----------    ---------   -------------   ------------   -------------
Balance at April 4, 1998........  28,155     29        94,125      (50,021)       (1,987)         42,146
Net income......................      --     --            --       10,092            --          10,092        $10,092
Foreign currency translation
  adjustments...................      --     --            --           --          (403)           (403)          (403)
                                                                                                                -------
Comprehensive income for the
  year ended April 3, 1999......                                                                                $ 9,689
                                                                                                                =======
Exercise of stock options
  (including income tax benefit
  of $988)......................     392     --         1,796           --            --           1,796
Treasury shares issued under
  Employee Stock Purchase Plan
  and other.....................      90     --           510           --            --             510
                                  ------    ---      --------     --------       -------        --------
Balance at April 3, 1999........  28,637     29        96,431      (39,929)       (2,390)         54,141
Net income......................      --     --            --       25,320            --          25,320        $25,320
Foreign currency translation
  adjustments...................      --     --            --           --          (800)           (800)          (800)
                                                                                                                -------
Comprehensive income for the
  year ended April 1, 2000......                                                                                $24,520
                                                                                                                =======
Sale of stock by affiliate......      --     --         6,194           --            --           6,194
Issuance of warrant.............      --     --         1,894           --            --           1,894
Exercise of stock options and
  warrants (including income tax
  benefit of $9,941)............   3,140      3        26,084           --            --          26,087
Treasury shares issued under
  Employee Stock Purchase
  Plan..........................      96     --           659           --            --             659
                                  ------    ---      --------     --------       -------        --------
Balance at April 1, 2000........  31,873    $32      $131,262     $(14,609)      $(3,190)       $113,495
Net loss........................      --     --            --      (36,441)           --         (36,441)      $(36,441)
Foreign currency translation
  adjustments...................      --     --            --           --          (827)           (827)          (827)
                                                                                                                -------
Comprehensive loss for the
  year ended April 7, 2001......                                                                               $(37,268)
                                                                                                                =======
Exercise of stock options ......     379      1         2,006           --            --           2,007
Treasury shares issued under
  Employee Stock Purchase
  Plan..........................     105     --           516           --            --             516
                                  ------    ---      --------     --------       -------        --------
Balance at April 7, 2001........  32,357    $33      $133,784     $(51,050)      $(4,017)       $ 78,750
                                  ======    ===      ========     ========       =======        ========

          See accompanying notes to consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FISCAL YEARS ENDED APRIL 7, 2001, APRIL 1, 2000 AND APRIL 3, 1999
                                 (IN THOUSANDS)



                                                                     2001        2000          1999
                                                                   --------     --------     ---------
Cash flows from operating activities:
  Net income (loss) ...........................................    $(36,441)    $ 25,320     $  10,092
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization .............................      10,470        6,932         8,281
    Provision for sales returns and losses on accounts
      receivable, net .........................................       4,330          479           434
    Provision for inventory obsolescence ......................       2,825        2,281         2,239
    Loss on disposal of fixed assets ..........................       3,016          165            39
    Deferred income tax expense (benefit) .....................       3,435      (17,169)        1,305
    Deferred income ...........................................         166        4,433         2,591
    Net loss in equity of affiliate ...........................       4,800        2,824            --
    Non-cash compensation from issuance of warrant ............          --          379            --
Changes in assets and liabilities, net of effect of
  acquisitions:
  Accounts receivable .........................................      48,014      (22,138)       (9,424)
  Inventories .................................................      (6,550)     (10,923)         (451)
  Prepaid expenses, other receivables and other assets ........       1,223        1,399        (2,841)
  Accounts payable ............................................     (11,057)       3,283        (1,719)
  Accrued and other liabilities ...............................      (6,021)       4,118        (2,284)
                                                                   --------     --------     ---------
  Net cash provided by operating activities ...................      18,210        1,383         8,262
                                                                   --------     --------     ---------
Cash flows from investing activities:
  Capital expenditures for property, plant and equipment ......     (11,761)      (6,253)       (8,148)
  Equity investment in affiliate ..............................          --       (4,554)           --
                                                                   --------     --------     ---------
  Net cash used in investing activities .......................     (11,761)     (10,807)       (8,148)
                                                                   --------     --------     ---------
Cash flows from financing activities:
  Borrowings under notes payable ..............................          --       80,871        99,543
  Proceeds from issuance of common stock, treasury shares
    and exercise of options and warrants ......................       2,523       16,805         1,318
  Payment of capital lease ....................................         (98)          --            --
  Repayments of notes payable .................................      (1,500)     (86,695)     (101,624)
                                                                   --------     --------     ---------
    Net cash provided by (used in) financing activities .......         925       10,981          (763)
                                                                   --------     --------     ---------
Effect of exchange rate changes on cash .......................         155           21            94
                                                                   --------     --------     ---------
Net increase (decrease) in cash and cash equivalents ..........       7,529        1,578          (555)
Cash at beginning of year .....................................       8,791        7,213         7,768
                                                                   --------     --------     ---------
Cash at end of year ...........................................      16,320     $  8,791     $   7,213
                                                                   ========     ========     =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest ..................................................    $    432     $    599     $   1,046
    Income taxes ..............................................         157          466         1,616
Supplemental schedule of noncash investing and
  financing activities:
  Income tax benefit from exercise of stock options ...........          --        9,941           988
  Note issued in connection with equity investment in
    affiliate .................................................          --        1,500            --
  Valuation of warrant issued .................................          --        1,894            --
  Sale of stock by affiliate ..................................          --        6,194            --
  Acquisition of leased equipment .............................         846           --            --

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

  Fiscal Year

     The Company's year-end is the first Saturday following March 31. Fiscal years 2001, 2000 and 1999 ended on April 7, April 1 and April 3, respectively, and consisted of 52 weeks except for fiscal year 2001 which consisted of 53 weeks.

  Revenue Recognition

     Sales of the Company's computer equipment are recorded upon shipment, net of an allowance for estimated returns, as long as no significant post-delivery obligations exist and collection of the resulting receivable is probable and the amount is determinable. Revenue from equipment maintenance contracts is recorded as deferred income when billed and is recognized as earned over the period in which the services are provided, primarily straight-line over the term of the contract. The Company accrues for warranty expense at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated warranty costs and sales volumes. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This Bulletin has subsequent updates: SAB 101A and SAB 101B. The objective of this SAB is to provide further guidance on revenue-recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. MTI adopted SAB 101 in the fourth quarter of fiscal year 2001, which caused no material effect upon MTI's results of operations or financial position.

     The Company applies Statement of Position ("SOP") 97-2, "Software Revenue Recognition" as amended by SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions," whereby revenue is recognized from software licenses, provided there are no significant Company obligations related to the sale and the resulting receivable is deemed collectible, at the time the software is shipped, net of an allowance for returns, cancellations and maintenance, including vendor and post-contract support obligations. Revenue from maintenance agreements is recognized ratably over the term of the related agreement. Revenue from consulting and other software-related services is recognized as the services are rendered.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were $10,179 in cash equivalents at April 7, 2001 and no cash equivalents at April 1, 2000.

  Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is periodically adjusted, based upon management's review of inventories on-hand, historical product sales, and forecasts.

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

  Accounting for Stock Options

     The Company accounts for stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is computed on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The related expense is recorded over the vesting period. On April 7, 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. ("Statement") 123, "Accounting for Stock-Based Compensation."

  Use of Estimates

     The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and as such, include amounts based upon informed estimates and judgements of management. Actual results could differ from these estimates.

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

  Intangible Assets and Goodwill

     The Company amortizes intangible assets, and costs in excess of net assets acquired (goodwill) related to the Company's business acquisitions, on a straight-line basis over periods ranging from 7 to 10 years. The Company applies Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. The amount of impairment, if any, is measured based on fair value as compared to discounted cash flows. Management regularly evaluates the continuing recoverability of intangible assets and goodwill based upon the historical and projected revenue and profitability of the related acquisitions and continuing benefits of the underlying assets.

     Goodwill represents intellectual property rights, access to an installed customer base and research and development capacity related to the acquisitions of RAXCO and National Peripherals, Inc. and is being amortized over 10 years. In the first quarter of fiscal year 2001, the Company recorded an impairment charge of $2.2 million in accordance with Statement 121 related to unamortized intangible assets acquired in the purchase of certain product lines from RAXCO, Inc. As of April 7, 2001, the only remaining goodwill related to the acquisition of National Peripherals, Inc., with a remaining life of 48 months.

  Foreign Currency Translation

     The Company follows the principles of Statement 52, "Foreign Currency Translation," using the local currencies as the functional currencies of its foreign subsidiaries. Accordingly, all assets and liabilities outside the United States are translated into dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted-average exchange rates prevailing during the period. Net foreign-currency translation adjustments accumulate as other accumulated comprehensive loss in stockholders' equity. Net foreign currency transaction exchange losses of $552, $323 and $669 were realized in fiscal years 2001, 2000 and 1999, respectively.

  Concentration of Credit Risk and Suppliers

     Credit is extended to all customers based on financial condition and, generally, collateral is not required. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers comprising the Company's customer base and dispersion across many different industries and geographies.

     The Company generally uses parts and components available from multiple vendors. However, for the Vivant product line, the Company currently purchases disk drives solely from Seagate Technology, Inc., chipsets solely from Qlogic Corporation, and RAID controllers for the Vivant "S" series solely from Mylex Corporation. To date, the Company has been able to obtain supplies of these parts and believes that adequate quantities are available to meet its needs. Disruptions in supply or material increases in the cost of these components would have an adverse effect on the Company's operations.

  Sale of Common Stock by Affiliate

     At the time a subsidiary or affiliate, accounted for under the equity method of accounting, sells existing or newly-issued common stock to unrelated parties at a price in excess of its book value, the Company's policy is to record its share of the change in the subsidiary's or affiliate's equity resulting from the sale as an increase to additional paid-in-capital net of the tax effect.

  Net Income (Loss) per Share

     Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share by application of the treasury-stock method.

  Fair Value of Financial Instruments

     Statement 107, "Disclosure about Fair Value of Financial Instruments," requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Statement 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of April 7, 2001, the fair value of all financial instruments approximated their carrying value.

     In June 2000, the FASB issued Statement of Financial Accounting Standards ("FAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FAS 133" ("FAS 138"). FAS 138 amends the accounting and reporting standards for certain derivative instruments and hedging activities. MTI is required to adopt FAS 138 not later than the first quarter of fiscal year 2002. The Company does not currently believe adoption will have a material effect on its financial position or overall trends in results of operations and does not believe adoption will result in significant changes to its financial risk management practices. However, the effect of adoption on the Company's results of operations is dependent upon the fair values of the Company's derivatives and related financial instruments at the date of adoption and may result in more pronounced quarterly fluctuations in other income and expense.

   Reclassifications

     Certain reclassifications have been made to the fiscal years 2000 and 1999 financial statements to conform to the fiscal year 2001 presentation.

(2) INVENTORIES

     Inventories consist of the following:

                                                          APRIL 7,    APRIL 1,
                                                            2001        2000
                                                          --------    --------
Raw materials............................................  $ 8,665     $13,408
Work-in-process..........................................      705         595
Finished goods...........................................   19,742      11,512
                                                           -------     -------
                                                           $29,112     $25,515
                                                           =======     =======

(3) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at cost, are summarized as follows:

                                                          APRIL 7,    APRIL 1,
                                                            2001        2000
                                                          --------    --------
Plant equipment, office furniture and fixtures...........  $19,507     $15,252
Computer equipment.......................................   20,886      20,394
Field service spares.....................................   12,793      11,155
Leasehold improvements...................................    3,042       2,361
                                                           -------     -------
                                                            56,228      49,162
Less accumulated depreciation and amortization...........   39,046      34,698
                                                           -------     -------
                                                           $17,182     $14,464
                                                           =======     =======

(4) INVESTMENT IN AFFILIATE

     In August, 1999, the Company purchased 5,333,333 shares of Caldera Systems, Inc. ("Caldera"), representing approximately 25% of the outstanding capital stock of Caldera upon completion of the purchase. Caldera develops and markets software based on the Linux operating system and provides related services. The Canopy Group, Inc. ("Canopy"), a major stockholder of the Company, owned all the issued and outstanding shares of Caldera before this transaction. The Chairman of the Board of Directors of the Company, is the largest shareholder and Chairman of the Board of Directors of Canopy.

     Also, in August, 1999, after the Company's initial investment in Caldera, the Company's percentage ownership was diluted to approximately 20% as a result of Canopy exercising a convertible note payable from Caldera. Additionally, on March 21, 2000, Caldera completed its initial public offering, further diluting the Company's percentage ownership to approximately 14%. The Company accounts for our investment in Caldera under the equity method because the Company has significant influence, but not control, of the operations of Caldera.

     The investment in Caldera was $7,598 and included: (a) cash payment of $3,000, (b) note payable of $3,000 bearing interest at the prime rate plus one percent per annum and payable in two equal semi-annual payments beginning February 2000 and (c) investment costs of $1,598, including the issuance of a warrant to purchase 150,000 shares of the Company's common stock. In November 1999, the Company accelerated the first $1,500 payment on the note payable in exchange for the cancellation of any interest charges on the note payable. In August 2000, the Company paid off the balance of $1,500. The excess of the Company's investment in Caldera over the related underlying equity in net assets of $6,931 is being amortized on a straight-line basis over seven years.

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

     Effective with the fourth quarter of fiscal year 2000, the Company records its share of the results of Caldera on a two-month lag to coincide with Caldera's fiscal reporting as a publicly-traded company. The unaudited financial information for Caldera is summarized below:

                                                            January 31,    April 30,
                                                               2001          2000
                                                            ----------     --------
Current assets............................................   $87,613       $94,183
Non-current assets........................................     9,027         5,244
Current liabilities.......................................    (5,563)       (3,479)
Non-current liabilities...................................        --            --
                                                             -------       -------
Net assets................................................   $91,077       $95,948
                                                             =======       =======

                                                            April 7,       April 1,
                                                              2001          2000
                                                            --------       -------
Company's equity investment...............................   $ 9,504       $14,304
                                                             =======       =======

                                                              TWELVE            SIX
                                                           MONTHS ENDED    MONTHS ENDED
                                                           ------------    ------------
                                                            JANUARY 31,     JANUARY 31,
                                                               2001            2000
                                                           ------------    ------------
Total revenue.............................................   $  4,775       $   1,201
Operating loss............................................    (36,582)        (10,891)
Net loss..................................................    (31,253)        (10,711)
Company's equity in net loss..............................     (4,800)         (2,824)

(5) ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                           APRIL 7,    APRIL 1,
                                                             2001        2000
                                                           --------    --------
Salaries and wages.......................................  $ 6,039     $ 5,766
Commissions..............................................    1,247       5,466
Taxes....................................................    4,426       6,236
Accrued warranty costs...................................      784         792
Other....................................................    2,188       2,112
                                                           -------     -------
                                                           $14,684     $20,372
                                                           =======     =======

     During the fourth quarter of fiscal year 2001, MTI recorded a charge of $0.4 million related to severance that were recorded in operating expenses. Of the charges, $0.3 million was paid during fiscal year 2001 and $0.1 million was recorded as accrued salaries and will be paid during fiscal year 2002.

(6) DEBT

  Credit Agreement and Lines of Credit

     The Company entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank and General Electric Capital Corporation as of July 22, 1998, and amended July 22, 1999, whereby the Company may borrow up to $30.0 million under an asset-secured domestic line of credit, limited by the value of pledged collateral. Effective September 22, 2000, the Company renewed its agreement with Silicon Valley Bank and General Electric Capital Corporation. The agreement allows the Company to borrow at a rate equal to the prime rate plus 1%. Borrowings under the line of credit are subject to certain financial and operating covenants, including, without limitation, various financial covenants requiring the Company to maintain a minimum quick ratio, debt-net worth ratio, tangible net worth, and a maximum net loss, and restricts the Company from paying any dividends. The term of the agreement is for one year.

     As of April 7, 2001, the Company was in default under the Amended Loan Agreement for failing to comply with certain covenants particularly the quick ratio and the maximum net loss covenants which were subsequently waived for the period ended April 7, 2001 pursuant to an agreement among the Company, Silicon Valley Bank and General Electric Capital Corporation. The quick ratio, the profitability, and the maximum net loss covenants of the Loan Agreement also were amended on May 31, 2001. The Company is operating under the waiver and amended loan agreement. There can be no assurance that the Company will be in compliance with the new covenants in future periods. The Company's current line of credit agreement will expire September 22, 2001. The Company has begun negotiations for a renewal of its existing credit facility and believes the Company will be able to secure comparable financing prior to the expiration of the existing credit facility.

     No assurance can be given that additional financing will be available or, if available, will be on terms favorable to the Company. There were no borrowings outstanding under this agreement at April 7, 2001.

(7) INCOME TAXES

     The components of income (loss) before income taxes are as follows:

                                                      FISCAL YEARS ENDED
                                           --------------------------------------
                                           APRIL 7,       APRIL 1,       APRIL 3,
                                             2001           2000           1999
                                           --------       --------       --------
U.S. ...............................       $(31,044)       $ 7,833       $ 3,965
Foreign ............................         (1,868)         2,392         7,648
                                           --------        -------       -------
                                           $(32,912)       $10,225       $11,613
                                           ========        =======       =======

     Income tax expense (benefit) consists of the following:

                                                       CURRENT    DEFERRED     TOTAL
                                                       -------    --------    --------
2001:
  Federal............................................  $   --     $  3,435    $  3,435
  State..............................................      --           --          --
  Foreign............................................      94           --          94
                                                       ------     --------    --------
                                                       $   94     $  3,435   $   3,529
                                                       ======     ========    ========
2000:
  Federal............................................  $6,452     $(20,841)   $(14,389)
  State..............................................   1,459       (2,107)       (648)
  Foreign............................................     (58)          --         (58)
                                                       ------     --------    --------
                                                       $7,853     $(22,948)   $(15,095)
                                                       ======     ========    ========
1999:
  Federal............................................  $ (375)    $  1,305    $    930
  State..............................................      25           --          25
  Foreign............................................     566           --         566
                                                       ------     --------    --------
                                                       $  216     $  1,305    $  1,521
                                                       ======     ========    ========

Reconciliations of the federal statutory tax rate to the effective tax rate are as follows:

                                                     FISCAL YEARS ENDED
                                               --------------------------------
                                               APRIL 7,    APRIL 1,    APRIL 3,
                                                 2001        2000        1999
                                               --------    --------    --------
Federal statutory rate .....................     (35.0)%      35.0%       35.0%
Effect of foreign operations ...............       2.0         6.9        (4.6)
State taxes, net of federal benefit ........      (5.8)       (3.8)         --
Change in valuation allowance ..............      46.0      (184.6)      (20.1)
Non-deductible expenses ....................       2.0         7.4         5.2
Other ......................................       1.5        (8.5)       (2.4)
                                                ------      ------      ------
                                                  10.7%     (147.6)%      13.1%
                                                ======      ======      ======

     The change in the valuation allowance shown in the table is net of the stock option deduction of $1,450 that is included in the deferred tax asset. This amount will be charged to Additional Paid in Capital when the valuation allowance is released.

     Deferred-tax assets and liabilities result from differences between the financial-statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of the deferred-income-tax assets and deferred-income-tax liabilities are as follows:

                                                               2001       2000       1999
                                                              -------    -------    -------
Tax operating loss carryforwards............................  $26,887    $18,013    $15,436
Tax basis of intangible assets greater than book basis......    4,185      4,989      5,370
Accrued expenses not deductible for tax purposes............    2,531      2,249      1,187
Inventory reserves..........................................    1,661      1,144        885
Book depreciation greater than tax depreciation.............    2,781      2,805      3,185
Recognition of income reported on different methods for tax
  purposes than for financial reporting.....................    1,451       (693)     1,982
Other.......................................................    1,648       (772)      (444)
                                                              -------    -------    -------
                                                               41,144     27,735     27,601
Less valuation allowance....................................   16,844         --     23,641
                                                              -------    -------    -------
                                                              $24,300    $27,735    $ 3,960
                                                              =======    =======    =======

     At April 7, 2001, the Company had federal net operating loss ("NOL") carryforwards arising from the acquisition of SF2, available to offset future taxable income of $15,662, subject to alternative minimum tax limitations. These carryforwards begin to expire in fiscal year 2004. The utilization of these carryforwards is limited to approximately $1,000 annually, as a result of the Internal Revenue Code's restrictive change of ownership rules.

     At April 7, 2001, the Company had federal NOL carryforwards, exclusive of the $15,662 SF2 NOL discussed above, of $48,533. These carryforwards expire through fiscal year 2021.

     Management believes that it is more likely than not that the Company will realize the benefits of the net deferred tax asset existing at April 7, 2001 based upon projected financial results and available tax-planning strategies. The change in the valuation allowance from fiscal year 2000 to fiscal year 2001 was $16,844 and the change in the valuation allowance from fiscal year 1999 to fiscal year 2000 was ($23,641).

     The Internal Revenue Service ("IRS") is conducting an examination of the Company's fiscal years 1992 through 1995 federal-income-tax returns. During the fourth quarter of fiscal year 1999, the Company received notice from the IRS of proposed adjustments for fiscal years 1992 through 1995. The Company, after consultation with tax counsel, continues to believe in the propriety of its positions as set forth in its tax returns and has filed a letter of protest with the IRS appeals office. The Company believes the ultimate resolution of the examinations will not result in a material effect on the Company's consolidated financial position, results of operations, or liquidity.

(8) STOCKHOLDERS' EQUITY

  Net Income (Loss) per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                         2001       2000       1999
                                                        -------    -------    -------
Numerator:
  Net income (loss), basic and diluted................ $(36,441)   $25,320    $10,092
                                                       ========    =======    =======
Denominator:
  Denominator for net income (loss) per share,
     basic -- weighted-average shares outstanding.....   32,233     30,268     28,451
                                                        -------    -------    -------
  Effect of dilutive securities:
     Dilutive options outstanding.....................       --      2,917      1,259
     Dilutive warrants outstanding....................       --         47         --
                                                        -------    -------    -------
  Dilutive potential common shares....................       --      2,964      1,259
                                                        -------    -------    -------
  Denominator for net income per share,
     diluted -- adjusted weighted-average shares......   32,233     33,232     29,710
                                                        =======    =======    =======
Net income (loss) per share, basic....................  $ (1.13)   $  0.84    $  0.35
                                                        =======    =======    =======
Net income (loss) per share, diluted... ..............  $ (1.13)   $  0.76    $  0.34
                                                        =======    =======    =======

     Options and warrants to purchase 9,560,835 shares of common stock were outstanding at April 7, 2001, but were not included in the computation of diluted earnings per share for the year then ended because the effect would be antidilutive.

     Options to purchase 2,864,100 shares of common stock at prices in excess of $22.95 per share were outstanding at April 1, 2000, but were not included in the net income per share, diluted computation for the year then ended because the options' exercise price was greater than the average market price of the common stock during the period and, therefore, the effect would have been antidilutive.

     Options to purchase 2,935,350 shares of common stock at prices in excess of $7.54 per share were outstanding at April 3, 1999, but were not included in the net income per share, diluted computation for the year then ended because the options' exercise price was greater than the average market price of the common stock during the period, and therefore, the effect would have been antidilutive.

  Stock Options

     The Company has granted stock options under its 1985 Incentive Stock Option Plan, its 1987 Incentive Stock Option Plan and Non-Qualified Stock Option Plan, its 1992 Stock Incentive Plan, and its 1996 Stock Incentive Plan, generally at prices equal to the estimated fair-market value of the Company's common stock at date of grant.

     The 1992 Stock Incentive Plan provides for the grant by the Company of stock options, stock bonuses/purchases, and stock-appreciation rights to acquire up to an aggregate of not more than the greater of 5% of the authorized shares of the Company's common stock or 15% of the total number of shares outstanding as of the Company's prior fiscal year-end, with the aggregate number of options and rights outstanding not to exceed 30% of the then-outstanding common stock of the Company. The maximum number of shares available in any case under the plan is 4,079,960.

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

     The Board of Directors has approved, subject to approval by the stockholders, the adoption of a 2001 Stock Incentive Plan. A maximum of 4,000,000 shares is authorized for issuance under the 2001 Stock Incentive Plan, plus annual increases of 3%, subject to terms and conditions of the plan. If approved by the stockholders, the Company will no longer issue options under its prior stock option plans, although options currently outstanding under such plans shall remain in effect in accordance with the respective terms of such plans.

  Stock Purchase Warrants

     At April 7, 2001, a warrant to purchase 150,000 shares of the Company's common stock at a price of $18.75 per share was outstanding. The warrant was issued in August, 1999 to an individual affiliated with Canopy in connection with services provided to the Company and expires in August, 2009. At April 7, 2001, the warrant was fully exercisable.

     At April 7, 2001, a warrant to purchase 55,974 shares of the Company's common stock at a price of $12.00 per share was outstanding. The warrant was issued in February, 1998 in connection with a French distribution agreement and expires in February, 2008. At April 7, 2001, the warrant was exercisable to purchase 42,724 shares of the Company's common stock. The remaining shares become exercisable ratably through February 2002.

  Directors' Non-Qualified Stock Option Plan

     On March 31, 1994, the Company adopted the Directors' Non-Qualified Stock Option Plan (the "Directors' Plan"). A total of 150,000 shares of the Company's common stock are reserved for issuance under the Directors' Plan. Under the Directors' Plan, non-qualified options to purchase 10,000 shares were granted to each non-employee director of the Company upon the closing of the Company's initial public offering. Non-employee directors appointed to the Board of Directors after the initial public offering also receive a non-qualified option to purchase 10,000 shares of common stock. In addition, each non-employee director who has served as a director for at least one year receives an option to purchase 2,500 shares of common stock following each annual meeting of stockholders; provided that he or she continues to be a director of the Company immediately following each meeting. The exercise price per share of each option granted under the Director Plan will be the fair-market value of the Company's common stock on the date the option is granted, except that the initial grants to directors upon the closing of the Company's initial public offering had an exercise price per share of $9.00 per share, the price to the public in the initial public offering. As of April 7, 2001, options to purchase 80,000 shares of common stock were outstanding, of which 65,000 were exercisable.

     Options granted typically vest over a period of four years from the date of grant. At April 7, 2001 and April 1, 2000, the number of options exercisable was 2,434,000 and 946,000, respectively, and the weighted-average exercise price of those options was $12.63 and $7.40.

     The Board of Directors has approved, subject to approval by the stockholders, the adoption of the 2001 Non-Employee Directors Option Program. The Program, if approved by the stockholders, will function as part of the 2001 Stock Incentive Plan described above. If approved by the stockholders, the Company will no longer issue options under its 1994 Directors' Non-Qualified Stock Option Plan.

     The per-share weighted-average fair value of stock options granted during fiscal years 2001, 2000 and 1999 was $4.23, $16.85 and $4.11, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2001 -- expected dividend yield of 0%, risk-free interest rate of 4.60%, volatility of its stock over the expected life of the options of 1.4172 and an expected life of five years; 2000 -- expected dividend yield of 0%, risk-free interest rate of 6.32%, volatility of its stock over the expected life of the options of 1.0 and an expected life of five years; 1999 -- expected dividend yield of 0%, risk-free interest rate of 5.43%, volatility of its stock over the expected life of the options of .5 and an expected life of six years.

     The Company applies APB Opinion No. 25 in accounting for its stock-option plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements, except as noted above. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net income (loss) would have been the pro-forma amounts indicated below:

                                                  NET INCOME    NET INCOME (LOSS)
                                                    (LOSS)      PER SHARE, DILUTED
                                                  ----------    ------------------
As reported:
  2001...........................................  $(36,441)          $(1.13)
  2000...........................................  $ 25,320           $ 0.76
  1999...........................................  $ 10,092           $ 0.34
Pro forma:
  2001...........................................  $(52,579)          $(1.63)
  2000...........................................  $ 12,992           $ 0.37
  1999...........................................  $  4,912           $ 0.17

A summary of all stock option transactions follows (in thousands, except per share data):

                                                                    WEIGHTED
                                                                     AVERAGE
                                                       SHARES     EXERCISE PRICE
                                                       -------    --------------
Options outstanding at April 4, 1998..................   4,578        $ 5.56
Granted...............................................   2,020          7.86
Exercised.............................................    (392)         2.06
Canceled..............................................    (254)         8.30
                                                        ------
Options outstanding at April 3, 1999..................   5,952          6.51
Granted...............................................   4,424         22.29
Exercised.............................................  (3,138)         5.16
Canceled..............................................    (267)        11.95
                                                        ------
Options outstanding at April 1, 2000..................   6,971         16.90
Granted...............................................   5,657          4.22
Exercised.............................................    (379)         5.26
Canceled..............................................  (2,894)        18.16
                                                        ------
Options outstanding at April 7, 2001..................   9,355        $ 9.39
                                                        ======

A summary of stock options outstanding at April 7, 2001 follows (in thousands, except per share data):

                                                             EXERCISABLE(1)
                                   WEIGHTED                --------------------
                                    AVERAGE     WEIGHTED               WEIGHTED
                     NUMBER OF     REMAINING    AVERAGE                AVERAGE
     RANGE OF         OPTIONS     CONTRACTUAL   EXERCISE   NUMBER OF   EXERCISE
 EXERCISE PRICES    OUTSTANDING      LIFE        PRICE      OPTIONS     PRICE
------------------  -----------   -----------   --------   ---------   --------
$ 0.0980 -  1.8750        138         3.6        $ 1.71       138       $ 1.71
  2.1250 -  2.1250      1,826        10.0          2.12        --           --
  2.2500 -  3.6875        908         8.4          3.43       308         3.04
  4.1250 -  4.1250      1,466         9.5          4.12         5         4.12
  4.3125 -  5.0625        949         8.0          5.02       522         4.99
  5.5000 -  8.3125      1,631         8.1          7.16       514         7.90
  8.3750 - 19.1250        943         8.0         11.12       379        13.00
 22.3750 - 22.3750         47         8.5         22.38        23        22.38
 30.0625 - 30.0625      1,226         8.7         30.06       460        30.06
 36.8750 - 52.3440        221         8.8         44.00        85        42.57
                        -----                               -----
                        9,355                    $ 7.81     2,434       $12.63
                        =====                    ======     =====       ======

----------

Note:

(1) Options exercisable at April 1, 2000, and April 3, 1999, were 946 and 2,341, respectively.

  Employee Stock Purchase Plan

     On March 31, 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the "Purchase Plan") allowing for an aggregate of 500,000 shares of the Company's common stock. Under the Purchase Plan, the Board may authorize participation by eligible employees, including officers, in periodic six month offerings following the commencement of the Purchase Plan. The price of the Company's common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Company's common stock at the commencement date of each offering period or the relevant purchase date. During fiscal years 2001, 2000 and 1999, 104,781, 95,914 and 90,645 shares of stock, respectively, were issued pursuant to this plan.

     The Board of Directors has approved, subject to approval by the stockholders, the adoption of a 2001 Employee Stock Purchase Plan. A maximum of 1,200,000 shares of our common stock is authorized for issuance under the 2001 Employee Stock Purchase Plan. If approved by the stockholders, the Company will no longer issue options under the 1994 Employee Stock Purchase Plan.

(9) COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases facilities and certain equipment under non-cancelable operating leases. Under the lease agreements for facilities, the Company is required to pay insurance, taxes, utilities and building maintenance and is subject to certain consumer-price-index adjustments.

     Future minimum lease payments at April 7, 2001 under all non-cancelable operating leases for subsequent fiscal years are as follows:

     2002.......................................................  $ 4,708
     2003.......................................................    4,100
     2004.......................................................    2,460
     2005.......................................................    2,150
     2006.......................................................    1,264
     Thereafter.................................................      595
                                                                  -------
                                                                  $15,277
                                                                  =======

Future minimum capital lease payments at April 7, 2001 for subsequent fiscal years are as follows:

     2002.......................................................  $   216
     2003.......................................................      214
     2004.......................................................      210
     2005.......................................................      210
     2006.......................................................       79
     Thereafter.................................................       --
                                                                  -------
     Total minimum lease payments...............................      929
                                                                  -------
     Less: Amount representing interest.........................      181
                                                                  -------
     Present value of minimum lease payments....................      748
     Less: current portion......................................      127
                                                                  -------
     Capital lease obligations excluding current portion........  $   621
                                                                  =======

     Rent expense totaled $5,383, $5,782 and $5,422, for fiscal years 2001, 2000 and 1999, respectively.

  Litigation

     In July through September, 2000, several class-action complaints were filed against the Company and certain officers (defendants), alleging violations of the provisions of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The plaintiffs in those various cases filed a Consolidated Amended Complaint in the federal court for the Central District of California on or about December 5, 2000, making similar allegations. This consolidated complaint alleges a class period from July 22, 1999 to July 27, 2000 and alleges that the defendants were aware of certain adverse information that they failed to disclose during that period. On March 27, 2001, the court granted the Company's motion to dismiss the complaint on the grounds plaintiffs had failed to state a legally-cognizable claim and had failed to plead the allegations consistently with the requirements of the Private Securities Litigation Reform Act. The court gave plaintiffs sixty days to attempt again to file a legally sustainable complaint. Plaintiffs filed the First Amended Consolidated Complaint on or about May 25, 2001. The Company believes the lawsuit is without merit and the Company intends to defend the suit vigorously.

     The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a materially adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

(10) BUSINESS SEGMENT AND INTERNATIONAL INFORMATION

     The Company is engaged in the design, manufacture, sale, and service of high-performance storage systems, software, and related products. The Company's reportable business segments are based upon geographic areas. The Company's operations are structured to achieve consolidated objectives. As a result, significant interdependence and overlap exists among the Company's geographic areas. Accordingly, revenue, operating income and identifiable assets shown for each geographic area may not be the amounts which would have been reported if the geographic areas were independent of one another.

     Revenue and transfers between geographic areas are generally priced to recover cost, plus an appropriate mark-up for profit. Operating income is revenue less cost of revenues and direct operating expenses.

     A summary of the Company's operations by geographic area is presented below:

                                                       2001        2000        1999
                                                     --------    --------    --------
Revenue:
  United States....................................  $110,025    $174,156    $145,185
  Europe...........................................    58,052      64,303      66,960
  Transfers between areas..........................    (6,387)    (11,362)    (10,496)
                                                     --------    --------    --------
          Total revenue............................  $161,690    $227,097    $201,649
                                                     ========    ========    ========
Operating income (loss):
  United States....................................  $(30,977)   $  5,762    $    136
  Europe...........................................      (841)      3,788       8,407
                                                     --------    --------    --------
          Total operating income (loss)............  $(31,818)   $  9,550    $  8,543
                                                     ========    ========    ========
Identifiable assets:
  United States....................................   105,170    $146,183    $ 75,830
  Europe...........................................    23,790      34,764      37,948
                                                     --------    --------    --------
          Total assets.............................   128,960    $180,947    $113,778
                                                     ========    ========    ========

     The Company's revenues by product type and are summarized below:

                                                       2001        2000        1999
                                                     --------    --------    --------
Server:
  Vivant...........................................  $ 42,696    $ 67,700    $  1,000
  Other............................................    25,408      64,093      89,992
Tape libraries.....................................    35,537      35,719      52,550
Tape related software..............................     8,179      10,258      13,914
Service............................................    49,870      49,327      44,193
                                                     --------    --------    --------
                                                     $161,690    $227,097    $201,649
                                                     ========    ========    ========

     No single customer accounted for more than 10% of revenue in fiscal year 2001, 2000, or 1999.

(11) SALE OF PATENTS

     Effective February 9, 1996, the Company entered into an agreement (the "EMC Agreement") by which we sold to EMC substantially all of the Company's existing patents, patent applications and related rights. Pursuant to the EMC Agreement, the Company was entitled to receive $30,000 over the life of this agreement, in six equal annual installments of $5,000 each. As of January 2001, the Company had received all installments. The Company also would receive royalty payments in the aggregate of up to a maximum of $30,000 over the term of the EMC Agreement. As part of the maximum $30,000 of royalties, minimum royalties of $10,000 would be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the EMC Agreement, and within thirty days of each subsequent anniversary thereof. As of March 2001, the Company had received all installments. Also, pursuant to the terms of the EMC Agreement, $10,000 of the maximum $30,000 of royalties, will be received in five equal annual installments as a result of a computer and technology agreement between EMC and IBM announced in March, 1999. The first two annual installments were received in March, 2000 and March, 2001. Included in net product revenue and other income for fiscal years 2001, 2000 and 1999 are $3,410, $4,348 and $4,000, and $4,800, $5,000 and $5,000, respectively, related to this agreement. Included in deferred income at April 7, 2001 and April 1, 2000, are $3,600 and $3,750, respectively, related to this agreement. In addition, pursuant to the terms of the EMC Agreement, the Company also received an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market, and sell the technology protected under the applicable patents. Pursuant to the terms and conditions of the EMC Agreement, this license will terminate in the event of a change in control of the Company involving certain acquirers. As part of the EMC Agreement, the Company and EMC granted to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the EMC Agreement for a period of five years, which expired in February 2001.

(12) RELATED-PARTY TRANSACTIONS

     In the normal course of business, the Company sold goods and services to a subsidiary of Canopy. Goods and services sold to the subsidiary of Canopy in fiscal year 2001 and 2000 were $429 and $4,920, respectively. The Company made no sales to the subsidiary of Canopy prior to fiscal year 2000. At April 7, 2001, there was $15 due from the subsidiary of Canopy.

(13) EMPLOYEE BENEFITS

     The Company maintains an employee savings plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Company's contributions to the plan are determined at the discretion of the Board of Directors. During fiscal years 2001, 2000 and 1999, the Company contributed $0, $306 and $243, respectively.

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for continuing operations for fiscal years 2001 and 2000 are as follows:

                                                                                            NET INCOME
                                                                                  NET        (LOSS)
                                                                                 INCOME      PER SHARE,
                                               TOTAL REVENUES    GROSS PROFIT    (LOSS)      DILUTED
                                               --------------    ------------   --------    ----------
2001:
  Fourth quarter.............................     $ 34,170         $11,498      $(20,592)    $(0.64)
  Third quarter..............................       42,021          12,896        (4,984)     (0.15)
  Second quarter.............................       47,589          17,335        (2,125)     (0.07)
  First quarter..............................       37,910          12,190        (8,740)     (0.27)
                                                  --------         -------      --------
          Total..............................     $161,690         $53,919      $(36,441)
                                                  ========         =======      ========
2000:
  Fourth quarter.............................     $ 60,574         $25,093      $ 14,152      $0.41
  Third quarter..............................       58,958          23,341         2,533       0.08
  Second quarter.............................       54,325          22,430         5,077       0.16
  First quarter..............................       53,240          19,209         3,558       0.12
                                                  --------         -------      --------
          Total..............................     $227,097         $90,073      $ 25,320
                                                  ========         =======      ========

     The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue into the future. These fluctuations have been and may continue to be caused by a number of factors, including: competitive pricing pressures, the timing of customer orders (a large majority of which have historically been placed in the last month of each quarter), the timing of the introduction of new products and new versions of the Company's products, shifts in product mix and the timing of sales and marketing and research, and development expenditures. Future operating results may fluctuate as a result of these and other factors, including the Company's ability to continue to develop innovative products, the introduction of new products by the Company's competitors and decreases in gross profit margin for mature products.

     The Company recorded a net tax expense of $3,500 for fiscal year 2001, as compared to a net tax benefit of $15,100 in fiscal year 2000. The increase was primarily because of the recording of a net $9,000 expense related to the valuation allowance for deferred-tax assets in the fourth quarter of fiscal year 2001. The net $9,000 tax expense was partly offset by $5,500 of tax benefit recorded in the first three quarters of fiscal year 2001. Management believes that it is more likely than not that the Company will realize the benefits of the net deferred tax asset existing at April 7, 2001 based on projected financial results and available tax planning strategies, including the realizable value of our Caldera investment.

     In the fourth quarter of fiscal years 2001 and 2000, the Company recognized $2,000 from royalty revenue resulting from the sale of patents to EMC (see note
11). Based upon the agreement, the Company will receive a minimum of $10,000 of royalties in five equal annual installments, the first and the second of which were paid in March 2000 and March 2001. The Company expects to continue to recognize $2,000 of royalty revenue in the fourth quarter for fiscal years 2002, 2003 and 2004.

     The Company has operated historically without a significant backlog of orders and, as a result, net product revenue in any quarter is dependent upon orders booked and products shipped during that quarter. A significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based primarily upon sales forecasts. If revenue does not meet the Company's expectations in any given quarter, the adverse effect on the Company's liquidity and net income may be magnified by the Company's inability to reduce expenditures quickly enough to compensate for the revenue shortfall. Further, as is common in the computer industry, the Company historically has experienced an increase in the number of orders and shipments in the latter part of each quarter and the Company expects this pattern to continue into the future. The Company's failure to receive anticipated orders or to complete shipments in the latter part of a quarter could have a materially adverse effect on the Company's results of operations for that quarter.

     Because of all of the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. There can be no assurance that the Company will remain profitable on a quarter-to-quarter basis or that future revenues and operating results will not be below the expectations of public market analysts and investors, which could result in a materially adverse effect on the Company's common stock.

                                                                     SCHEDULE II

                           MTI TECHNOLOGY CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
    FOR THE FISCAL YEARS ENDED APRIL 7, 2001, APRIL 1, 2000 AND APRIL 3, 1999
                                 (IN THOUSANDS)


                                                                                            CHARGED TO
                                               BALANCE AT     REVENUE,                      BALANCE AT
                                               BEGINNING      COSTS AND                       END OF
                 DESCRIPTION                   OF PERIOD     EXPENSES(1)      DEDUCTIONS      PERIOD
                 -----------                   ----------    -----------      ----------    ----------
Year ended April 7, 2001
  Allowance for doubtful accounts and sales
     returns.................................    $7,210        $ 7,580         $(4,330)      $10,460
                                                 ======        =======         =======        ======
  Allowance for inventory obsolescence.......    $3,530        $ 2,825         $  (988)       $5,367
                                                 ======        =======         =======        ======
Year ended April 1, 2000
  Allowance for doubtful accounts and sales
     returns.................................    $3,250        $ 4,439         $  (479)       $7,210
                                                 ======        =======         =======        ======
  Allowance for inventory obsolescence.......    $3,249        $ 2,281         $(2,000)       $3,530
                                                 ======        =======         =======        ======
Year ended April 3, 1999
  Allowance for doubtful accounts and sales
     returns.................................    $5,686        $(2,002)(2)     $  (434)       $3,250
                                                 ======        =======         =======        ======
  Allowance for inventory obsolescence.......    $3,037        $ 2,239         $(2,027)       $3,249
                                                 ======        =======         =======        ======

---------------

(1) The allowance for sales returns is recorded as a charge to revenue; the allowance for doubtful accounts is charged to selling, general and administrative expenses; and the allowance for inventory obsolescence is charged to product cost of revenue.

(2) Includes amounts related to the recognition of receivables for which related revenue was not recognized until fiscal year 1999.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   4.6     Specimen of the Amended Stock Certificate.

 *10.20    Severance and Release Agreement dated as of July 7, 2000, between
           Dale Boyd and Registrant.

 *10.21    Severance and Release Agreement dated as of April 29, 2001, between
           Guy M. Cheney and Registrant.

 *10.22 Severance and Release Agreement dated as of September 20, 2000, between Daniel Brown and Registrant.

 *10.23    Severance Agreement dated as of July 10, 2000, between Paul W. Emery,
           II and Registrant.

 *10.24 Severance Agreement dated as of February 7, 2001, between Keith Clark and Registrant.

 *10.25    Severance Agreement dated as of May 30, 2001, between Dale Wight and
           Registrant.

 *10.26    Severance Agreement dated as of May 30, 2001, between Kenneth D.
           Simpson and Registrant.

 *10.27    Severance Agreement dated as of May 31, 2001, between Venki
           Venkataraman and Registrant.

 *10.28    Severance Agreement dated as of May 31, 2001, between Richard L.
           Ruskin and Registrant.

 *10.30    MTI Technology Corporation 2001 Stock Incentive Plan.

 *10.31    MTI Technology Corporation 2001 Non-Employee Directors Option
           Program.

 *10.32    MTI Technology Corporation 2001 Employee Stock Purchase Plan.

  10.33 Limited Waiver and Amendment to Loan Documents dated May 31, 2001, between the Company and Silicon Valley Bank and General Electric
           Capital Corporation, as Co-Lenders.

  21       Subsidiaries of the Company.

  23       Consent of KPMG LLP.

---------------

* Management or compensatory plan or arrangement.