Form 10-K/A
period 2001-04-07
MTI TECHNOLOGY CORP
filed 2001-06-20
CIK 901696

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

                         Commission file number 0-23418

                           MTI TECHNOLOGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           95-3601802
  -------------------------------                          ------------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $28,037,604 on May 16, 2001, based on the closing sale price of such stock on The Nasdaq National Market. The number of shares outstanding of Registrant's Common Stock, $0.001 par value, was 32,436,108 on May 16, 2001.

     MTI Technology Corporation (the "Company") hereby amends its Annual Report on Form 10-K for the year ended April 7, 2001 to include the following restated items:

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

     (3) Exhibits included herewith (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT
NUMBER                    DESCRIPTION
--------                  -----------

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

    4.5        Specimen Stock Certificate, incorporated by reference to Exhibit
               4.12 of the Company's Registration Statement on Form S-1 (No. 33-75180).

    4.6 Specimen of the Amended Stock Certificate, incorporated by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

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

  *10.19 Severance Agreement dated July 26, 2000, between Gary Scott and Registrant.

  *10.20 Severance and Release Agreement dated as of July 7, 2000, between Dale Boyd and Registrant, incorporated by reference to Exhibit
               10.20 of the Company's Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

  *10.21 Severance and Release Agreement dated as of April 29, 2001, between Guy M. Cheney and Registrant, incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

  *10.22 Severance and Release Agreement dated as of September 20, 2000, between Daniel Brown and Registrant, incorporated by reference to
               Exhibit 10.22 of the Company's Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

  *10.23 Severance Agreement dated as of July 10, 2000, between Paul W. Emery, II and Registrant, incorporated by reference to Exhibit
               10.23 of the Company's Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

  *10.24 Severance Agreement dated as of February 7, 2001, between Keith Clark and Registrant, incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

  *10.25 Severance Agreement dated as of May 30, 2001, between Dale Wight and Registrant, incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

  *10.26 Severance Agreement dated as of May 30, 2001, between Kenneth D. Simpson and Registrant, incorporated by reference to Exhibit
               10.26 of the Company's Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

  *10.27 Severance Agreement dated as of May 31, 2001, between Venki Venkatarman and Registrant, incorporated by reference to Exhibit
               10.27 of the Company's Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

  *10.28 Severance Agreement dated as of May 31, 2001, between Richard L. Ruskin and Registrant, incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

  *10.29 Amendment to the 1996 Stock Incentive Plan, incorporated by reference to Exhibit 10.29 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 2, 1999.

  *10.30 MTI Technology Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

  *10.31 MTI Technology Corporation 2001 Non-Employee Directors Option Program, incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

  *10.32 MTI Technology Corporation 2001 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

  *10.33 Limited Waiver and Amendment to Loan Documents dated May 31, 2001, between the Company and Silicon Valley Bank and General Electric Capital Corporation, as Co-Lenders, incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

   21 Subsidiaries of the Company, incorporated by reference to Exhibit 21 of the Company's Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

   23 Consent of KPMG LLP, incorporated by reference to Exhibit 23 of the Company's Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

   24 Power of Attorney, incorporated by reference to Exhibit 24 of the Company's Annual Report on Form 10-K for the fiscal year ended April 7, 2001.


---------------

* Management or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of June 2001.

                                                 MTI TECHNOLOGY CORPORATION


                                                 By: /s/ Thomas P. Raimondi, Jr.
                                                     ---------------------------
                                                         Thomas P. Raimondi, Jr.
                                                         (Vice Chairman,
                                                         President and Chief
                                                         Executive Officer)

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

         SIGNATURE                                   TITLE                                       DATE
         ---------                                   -----                                       ----

/s/ Thomas P. Raimondi, Jr.                 Vice Chairman, President and Chief Executive     June 20, 2001
------------------------------------        Officer
    (Thomas P. Raimondi, Jr.)

/s/ Dale Wight                              Chief Financial Officer                          June 20, 2001
------------------------------------        (Principal Financial and Accounting Officer)
    (Dale Wight)

/s/   *                                     Chairman of the Board                            June 20, 2001
------------------------------------
   (Raymond J. Noorda)

/s/   *                                     Director                                         June 20, 2001
------------------------------------
   (Val Kreidel)

/s/    *                                    Director                                         June 20, 2001
------------------------------------
   (Al Melrose)

/s/   *                                     Director                                         June 20, 2001
------------------------------------
   (John Repp)

/s/   *                                     Director                                         June 20, 2001
------------------------------------
   (Ralph J. Yarro, III)

/s/   *                                     Director                                         June 20, 2001
------------------------------------
   (Franz L. Cristiani)

*By: /s/ Thomas P. Raimondi, Jr.            Attorney-in-Fact                                 June 20, 2001
     -------------------------------
         (Thomas P. Raimondi, Jr.)