Form 10-Q
period 2001-07-07
MTI TECHNOLOGY CORP
filed 2001-08-21
CIK 901696

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 7, 2001


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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        The number of shares outstanding of the issuer's common stock, $.001 par value, as of August 7, 2001 was 32,482,183.

                           MTI TECHNOLOGY CORPORATION

                                      INDEX


                                                                                Page
                                                                                ----
PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets as of July 7, 2001
                    and April 7, 2001                                             3

                 Condensed Consolidated Statements of Operations for the
                    Three Months Ended July 7, 2001 and July 1, 2000              4

                 Condensed Consolidated Statements of Cash Flows for the
                    Three Months Ended July 7, 2001 and July 1, 2000              5

                 Notes to Condensed Consolidated Financial Statements             6

        Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                          12

        Item 3.  Quantitative and Qualitative Disclosures about Market
                    Risk                                                         15

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                               16

        Item 6.  Exhibits and Reports on Form 8-K                                16

                           MTI TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                                          JULY 7,         APRIL 7,
                                                                                           2001             2001
                                                                                         ---------       ---------
        ASSETS

Current assets:
   Cash and cash equivalents ......................................................      $  13,339       $  16,320
   Accounts receivable, net .......................................................         18,417          21,514
   Inventories ....................................................................         22,751          29,112
   Deferred income tax benefit ....................................................             --           1,020
   Prepaid expenses and other receivables .........................................          5,854           5,615
                                                                                         ---------       ---------
        Total current assets ......................................................         60,361          73,581

Property, plant and equipment, net ................................................         16,404          17,182
Deferred income tax benefit .......................................................             --          23,280
Investment in affiliate ...........................................................          7,801           9,504
Goodwill, net .....................................................................          5,184           5,184
Other .............................................................................             93             229
                                                                                         ---------       ---------
        Total assets ..............................................................      $  89,843       $ 128,960
                                                                                         =========       =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of capital lease obligations ...................................            130             127
   Accounts payable ...............................................................          9,899          11,042
   Accrued liabilities ............................................................         13,656          14,684
   Deferred income ................................................................         20,514          20,214
                                                                                         ---------       ---------
        Total current liabilities .................................................         44,199          46,067

Capital lease obligations .........................................................            583             621
Other .............................................................................          2,825           3,522
                                                                                         ---------       ---------
        Total liabilities .........................................................         47,607          50,210

Stockholders' equity:
   Preferred stock, $.001 par value; authorized 5,000 shares; issued and
     outstanding, none ............................................................             --              --
   Common stock, $.001 par value; authorized 80,000 shares; issued (including treasury shares) and outstanding 32,811 and 32,732 shares at July 7, 2001
     and April 7, 2001, respectively ..............................................             33              33
   Additional paid-in capital .....................................................        135,272         135,132
   Accumulated deficit ............................................................        (87,537)        (51,050)
   Less cost of treasury stock (375 shares at July 7, 2001 and
     April 7, 2001) ...............................................................         (1,348)         (1,348)
   Accumulated other comprehensive loss ...........................................         (4,184)         (4,017)
                                                                                         ---------       ---------
        Total stockholders' equity ................................................         42,236          78,750
                                                                                         ---------       ---------
        Total liabilities and stockholders' equity ................................      $  89,843       $ 128,960
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

                           MTI TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                    THREE MONTHS ENDED
                                                                  -----------------------
                                                                   JULY 07,       JULY 01,
                                                                    2001           2000
                                                                  --------       --------
Net product revenue ........................................      $ 17,270       $ 25,443
Service revenue ............................................        12,550         12,467
                                                                  --------       --------
        Total revenue ......................................        29,820         37,910

Product cost of revenue ....................................        16,786         17,147
Service cost of revenue ....................................         7,666          8,573
                                                                  --------       --------
        Total cost of revenue ..............................        24,452         25,720
                                                                  --------       --------
        Gross profit .......................................         5,368         12,190
                                                                  --------       --------

Operating expenses:
    Selling, general and administrative ....................        12,395         18,660
    Research and development ...............................         3,476          5,185
                                                                  --------       --------
        Total operating expenses ...........................        15,871         23,845
                                                                  --------       --------

        Operating loss .....................................       (10,503)       (11,655)

Interest and other income (expense), net ...................           (83)           985
Equity in net loss of affiliate ............................        (1,703)        (1,094)
Gain (loss) in foreign currency transactions ...............           102           (176)
                                                                  --------       --------

Loss before income taxes ...................................       (12,187)       (11,940)
Income tax expense (benefit) ...............................        24,300         (3,200)
                                                                  --------       --------
        Net loss ...........................................      $(36,487)      $ (8,740)
                                                                  ========       ========

Net loss per share:
    Basic and diluted ......................................      $  (1.13)      $  (0.27)
                                                                  ========       ========

Weighted-average shares used in per share computations:
    Basic and diluted ......................................        32,417         32,085
                                                                  ========       ========


See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                            THREE MONTHS ENDED
                                                                                         -----------------------
                                                                                          JULY 7,        JULY 1,
                                                                                           2001           2000
                                                                                         --------       --------
Cash flows from operating activities:
        Net loss ..................................................................      $(36,487)      $ (8,740)
        Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
         Depreciation and amortization ............................................         1,508          3,916
         Provision for sales returns and losses on accounts receivable, net .......           581          1,033
         Net loss in equity of affiliate ..........................................         1,703          1,094
         Provision for inventory obsolescence .....................................         4,880            637
         Loss on disposal of fixed assets .........................................            --            350
         Deferred income tax expense (benefit) ....................................        24,300         (3,200)
         Deferred income ..........................................................          (402)        (1,144)
        Changes in assets and liabilities:
         Accounts receivable ......................................................         2,453         25,627
         Inventories ..............................................................         1,459         (4,137)
         Prepaid expenses, other receivables and other assets .....................            37           (884)
         Accounts payable .........................................................        (1,164)        (4,858)
         Accrued and other liabilities ............................................        (1,082)        (4,587)
                                                                                         --------       --------
Net cash provided by (used in) operating activities ...............................        (2,214)         5,107
                                                                                         --------       --------

Cash flows from investing activities:
        Capital expenditures for property, plant
          and equipment, net ......................................................          (878)        (2,388)
                                                                                         --------       --------
Net cash used in investing activities .............................................          (878)        (2,388)
                                                                                         --------       --------

Cash flows from financing activities:
        Proceeds from issuance of common stock and
         exercise of options and warrants .........................................           140          1,740
        Payment of capital lease ..................................................           (35)            --
                                                                                         --------       --------
Net cash provided by financing activities .........................................           105          1,740
                                                                                         --------       --------

Effect of exchange rate changes on cash ...........................................             6            101
                                                                                         --------       --------

Net increase (decrease) in cash and cash equivalents ..............................        (2,981)         4,560

Cash and cash equivalents at beginning of period ..................................        16,320          8,791
                                                                                         --------       --------

Cash and cash equivalents at end of period ........................................      $ 13,339       $ 13,351
                                                                                         ========       ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest ................................................................      $     19       $      2
          Income taxes ............................................................            44             42

Supplemental schedule of noncash investing and financing activities:
     Note issued in connection with equity investment in affiliate ................            --          1,500


See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Overview

        The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 7, 2001. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of July 7, 2001 and April 7, 2001, and the condensed consolidated results of operations and cash flows for the three month periods ended July 7, 2001 and July 1, 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. References to amounts are in thousands, except per share data, unless otherwise specified.


2. Inventory

        Inventories consist of the following:

                               JULY 7,      APRIL 7,
                                2001          2001
                               -------      -------
Raw Materials ...........      $ 3,559      $ 8,665
Work in Process .........          719          705
Finished Goods ..........       18,473       19,742
                               -------      -------
                               $22,751      $29,112
                               =======      =======

3. Line of Credit

        The Company entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank and General Electric Capital Corporation as of July 22, 1998, and amended July 22, 1999, whereby the Company may borrow up to $30.0 million under an asset-secured domestic line of credit, limited by the value of pledged collateral. Effective September 22, 2000, the Company renewed its agreement with Silicon Valley Bank and General Electric Capital Corporation. The agreement allows the Company to borrow at a rate equal to the prime rate plus 1%. Borrowings under the line of credit are subject to certain financial and operating covenants, including, without limitation, various financial covenants requiring the Company to maintain a minimum quick ratio, debt-net worth ratio, tangible net worth, and a maximum net loss, and restricts the Company from paying any dividends. The term of the agreement is for one year. The quick ratio, the profitability, and the maximum net loss covenants of the Loan Agreement were further amended on May 31, 2001.

        As of July 7, 2001, there were no borrowings outstanding under the Loan Agreement and the Company was in default under the Amended Loan Agreement for failing to comply with covenants relating to the maximum debt to tangible net worth ratio and the maximum net loss. The Company is in the process of applying for a waiver, forbearance or amendment. There is no assurance that a waiver, forbearance or amendment will be received or that, if received, the Company will be in compliance with the covenants in future periods.

        The Company's current line of credit agreement will expire on September 22, 2001. The Company has begun negotiations for a renewal of its existing credit facility. No assurance can be given that a renewal will be available or, if available, will be on terms favorable to the Company. If a renewal is not available, the Company would seek another source of financing. However, there can be no assurance that a new source of financing would be available. Should the Company be unable to secure a new financing arrangement, the Company's activities may be severely constrained.

4. Income Taxes

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

        The Company recorded a tax expense of $24,300 related to the valuation allowance for deferred-tax assets in the first quarter of fiscal year 2002. Because of the continued decline in the market value of the Company's holding of Caldera stocks and continued softness in the American and European markets for the Company's products, management believes that it is more likely than not that the Company will not realize the benefits of the net deferred tax asset existing on July 7, 2001.

5. Net Loss per Share

        The following table sets forth the computation of basic and diluted net loss per share:



                                                              THREE MONTHS ENDED
                                                            -----------------------
                                                             JULY 7,        JULY 1,
                                                              2001           2000
                                                            --------       --------
Numerator:
   Net loss ..........................................      $(36,487)      $ (8,740)
                                                            ========       ========

Denominator:
   Denominator for net loss per share, basic -
    weighted-average shares outstanding ..............        32,417         32,085

   Effect of dilutive securities:
    Dilutive options outstanding .....................            --             --
                                                            --------       --------

   Denominator for net loss per share,
      diluted - adjusted weighted-average shares .....        32,417         32,085
                                                            ========       ========

Net loss per share, basic and diluted ................      $  (1.13)      $  (0.27)
                                                            ========       ========

        Options and warrants to purchase 8,991 shares of common stock were outstanding at July 7, 2001, but were not included in the computation of diluted loss per share for the three months ended July 7, 2001, because the effect would be antidilutive.

        Options and warrants to purchase 6,824 shares of common stock were outstanding at July 1, 2000, but were not included in the computation of diluted loss per share for the three months ended July 1, 2000, because the effect would be antidilutive.

6. Business Segment Information

        The Company is engaged in the design, manufacture, sale, and service of high-performance storage systems, software, and related products. The Company's reportable business segments are based upon geographic areas. The Company's operations are structured to achieve consolidated objectives. As a result, significant interdependence and overlap exists among the Company's geographic areas. Accordingly, revenue, operating loss and identifiable assets shown for each geographic area may not be the amounts which would have been reported if the geographic areas were independent of one another.

        Revenue and transfers between geographic areas are generally priced to recover cost, plus an appropriate mark-up for profit. Operating loss is revenue less cost of revenues and direct operating expenses.

        A summary of the Company's operations by geographic area is presented below:


                                           THREE MONTHS ENDED
                                         -----------------------
                                          JULY 7,        JULY 1,
                                           2001           2000
                                         --------       --------
Revenue:
    United States .................      $ 20,432       $ 29,808
    Europe ........................        10,067         11,196
    Transfers between areas .......          (679)        (3,094)
                                         --------       --------
Total revenue .....................      $ 29,820       $ 37,910
                                         ========       ========

Operating loss:
    United States .................      $(10,524)      $(10,022)
    Europe ........................            21         (1,633)
                                         --------       --------
Total operating loss ..............      $(10,503)      $(11,655)
                                         ========       ========


                                     JULY 7,       APRIL 7,
                                      2001           2001
                                    --------      --------
Identifiable assets:
    United States ............      $ 66,103      $105,170
    Europe ...................        23,740        23,790
                                    --------      --------
Total assets .................      $ 89,843      $128,960
                                    ========      ========


7. Goodwill and Other Intangibles

        In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

        The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and Statement 142 effective January 1, 2002. Companies with fiscal year ends beginning after March 15, 2001, who have not yet issued financial statements for their first interim period may early adopt Statement 142. The Company has elected to adopt Statement 142 as of April 8, 2001, the beginning of fiscal year 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

        Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

        In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill and equity method goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

\
        As of July 7, 2001, the Company had remaining goodwill related to the acquisition of National Peripherals, Inc. ("NPI") of $5,184 and the investment in Caldera of $4,209. Because of the adoption of Statement 142, $463 and $1,852 of goodwill amortization expense incurred in the same quarter of the prior year and in fiscal year 2001, respectively, will no longer be recognized.

        Because of the extensive effort needed to comply with the adoption of Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements as of July 7, 2001, as it relates to whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle. An evaluation of goodwill impairment will be performed in the second quarter of fiscal year 2002.

8. Comprehensive Loss

        The components of comprehensive loss are as follows:


                                                    THREE MONTHS ENDED
                                                   ---------------------
                                                    JULY 7,        JULY 1,
                                                     2001           2000
                                                   --------       --------
Net loss ....................................      $(36,487)      $ (8,740)
Foreign currency translation adjustment .....          (167)          (164)
                                                   --------       --------
Total comprehensive loss ....................      $(36,654)      $ (8,904)
                                                   ========       ========


9. Related Party Transactions

        In the normal course of business, the Company sold goods and services to Center 7, Inc. ("Center 7"), a subsidiary of the Canopy Group, Inc. ("Canopy"). Goods and services sold to Center 7 in the first quarter of fiscal years 2002 and 2001 were $200 and $92, respectively. Raymond J. Noorda, Chairman of the Board of Directors of the Company, is the Chairman of the Board of Directors of Canopy. Ralph J. Yarro, III, our Director, is also the Director and President and Chief Executive Officer of Canopy. Canopy beneficially owns approximately 45% of our outstanding common stock. At July 7, 2001 and April 7, 2001, there was $50 and $15 due from Center 7, respectively.

        On April 1, 2001, MTI entered into a PilotCenter Master Services Agreement with Center 7. Under this Agreement, Center 7 provides for a number of enterprise management services to MTI. The enterprise management services include monitoring and management of certain of MTI's "Managed Assets" (Managed Assets includes: installation and operation of an advanced help desk function for MTI customers, MTI field service representatives and the MTI Network Operations Center ("NOC"). As part of this service, Center 7 provides MTI customers with email notification of help desk ticket status and MTI Field representatives with robust email notifications of tickets. The Agreement further provides an improvement in functionality for the NOC, demonstration capabilities of functionality for select MTI product models, and operation, management and monitoring of the help desk systems on a twenty four hours, seven days a week and three hundred and sixty five days a year basis. These services are provided based upon a Center 7 owned appliance that is installed at MTI and connected to Center 7's operations in Lindon, Utah. Additionally, the Agreement provides software, maintenance, implementation, hardware, monitoring, updates, AHD integration, and Center 7 PCC service. MTI pays Center 7 $50 per month for the services. The Initial Term of the Agreement is 36 months. Upon the expiration of the Initial Term, the term of the Agreement is extended automatically on a month-to-month basis, unless and until either party gives the other no less than thirty (30) days' notice of termination, provided, that either party may terminate the Agreement for any reason, with or without cause, after the Initial Term. Management believes that the above amount represents the fair value of services provided.

        The Company is negotiating a Management Services Development Agreement with Center 7. Under the Agreement, Center 7 will develop certain software in support of the Company's management services offering, designed to allow the Company to better integrate with enterprise management infrastructure frameworks. The cost aggregate of the project under this Agreement is not currently expected to exceed $500. In the first quarter of fiscal year 2002, the Company paid $320 to Center 7 under this Agreement.

10. Subsequent Event

        At the Company's Annual Meeting of Stockholders held on July 11, 2001, the Company's stockholders approved the 2001 Stock Incentive Plan, the 2001 Non-Employee Director Option Program and the 2001 Employee Stock Purchase Plan. A maximum of 4,000 shares and 1,200 shares are authorized for issuance under the 2001 Stock Incentive Plan (the "SIP") and the 2001 Employee Stock Purchase Plan. The maximum aggregate number of shares allocated for the SIP shall be increased by 3% annually, subject to terms and conditions of the SIP. The 2001 Non-Employee Director Option Program functions as part of the SIP.

11. Litigation.

        In July through September 2000, several class action complaints were filed against the Company and certain officers, alleging violations of the provisions of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The plaintiffs in those various cases filed a Consolidated Amended Complaint in the federal court for the Central District of California on or about December 5, 2000, making similar allegations. On March 27, 2001, the court granted the Company's motion to dismiss the complaint on the grounds plaintiffs had failed to state a legally-cognizable claim and had failed to plead the allegations consistently with the requirements of the Private Securities Litigation Reform Act. The court gave plaintiffs sixty days to attempt again to file a legally sustainable complaint. Plaintiffs then filed a First Amended Consolidated Complaint. As with the earlier version, this complaint alleges a class period from July 22, 1999 to July 27, 2000 and alleges that the defendants were aware of certain adverse information that they failed to disclose during that period. The Company believes the lawsuit is without merit, has moved to dismiss the new complaint, and intends to continue to defend the suit vigorously.

        We are also, from time to time, subject to claims and suits arising in the ordinary course of business. In our opinion, the ultimate resolution of these matters will not have a materially-adverse effect on our financial position, results of operations, or liquidity.

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements set forth herein are not historical or based on historical facts and constitute "forward-looking statements" involving known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements, expressed or implied, by such forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company's revenue, markets, margin, the effect of accounting changes, attempts to modify its banking facility, proprietary product sales, customers, service and support costs, investment in research and development, foreign currency hedging activity, dependence on new products, international sales and quarterly fluctuations. The Company's transition to sales of its proprietary products and its focus of sales efforts on Global 2000 accounts may not be successful. The Company may fail to achieve anticipated revenue levels and efficiencies of operation. Given these uncertainties, investors in the Company's common stock are cautioned not to place undue reliance on such forward-looking statements. Additional information on potential factors that could affect the Company's financial results are included in the Company's Annual Report on Form 10-K for the year ended April 7, 2001.

Our current line of credit agreement will expire on September 22, 2001 and we have begun negotiations for a renewal of our existing credit facility. No assurance can be given that a renewal will be available or, if available, will be on terms favorable to us. If a renewal is not available, we would seek another source of financing. However, there can be no assurance that a new source of financing would be available.

Our securities are currently traded on the Nasdaq National Market. To maintain our listing, we must continue to meet the required continued listing standards including minimum stockholders' equity, number of shareholders and bid price. One of such requirements is a minimum trading price of $1.00 per share. As of July 7, 2001, we were in compliance with the continued listing requirements. On August 17, 2001, our closing price was $1.05 per share. There can be no assurance that we will be in compliance with the standards in the future. Failure to comply with any of requirements may cause our stock to be removed from listing on Nasdaq. Should this happen, we may not be able to secure listing on other exchanges or quotation systems. This would have a negative effect on the price and liquidity of our stock.

OVERVIEW

MTI Technology Corporation is a leading provider of high-availability, fault-tolerant solutions for the enterprise-storage marketplace. We design, develop, manufacture, sell and support a complete line of integrated products and services that provide customers with a full range of hardware, software and networking components as well as sophisticated professional services, which we combine into one solution to provide continuous access to online information. We have historically sold our products and services to Global 2000 companies for their data center computing environments. During fiscal 2000, the Company's markets expanded to include e-commerce Internet-related businesses, or IRBs such as content providers, online retailers and web-based advertisers. However, during fiscal 2001, because of the lack of liquidity and resulting higher risk of success of the IRBs, the Company experienced a decrease in demand for its proprietary products from IRBs. The Company elected to pursue sales from Fortune 1000 and Global 2000 customers.

Our solutions are compatible with Sun Solaris, HP-UX, Windows NT, Novell Netware, IBM AIX, Compaq Tru64 and Linux operating systems, which enable us to address a broad range of customer applications and markets. Our customers represent a cross section of industries and governmental agencies and range from Fortune 500 companies to small businesses.

RESULTS OF OPERATIONS

The following table sets forth selected items from the Condensed Consolidated Statements of Operations as a percentage of total revenue for the periods indicated, except for product gross profit and service gross profit, which are expressed as a percentage of the related revenue. This information should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere herein:



                                                        FOR THE THREE MONTHS ENDED
                                                        --------------------------
                                                          JULY 7,         JULY 1,
                                                           2001            2000
                                                          ------          ------
Net product revenue .............................          57.9%           67.1%
Service revenue .................................          42.1            32.9
                                                          -----           -----
     Total revenue ..............................         100.0           100.0

Product gross profit ............................           2.8            32.6
Service gross profit ............................          38.9            31.2
                                                          -----           -----
     Gross profit ...............................          18.0            32.2

Selling, general and administrative .............          41.6            49.2
Research and development ........................          11.7            13.7
                                                          -----           -----
     Operating loss .............................         (35.2)          (30.7)

Interest and other income (expense), net ........          (0.3)            2.6
Equity in net loss of affiliate .................          (5.7)           (2.9)
Gain (loss) in foreign currency transactions ....           0.3            (0.5)
Income tax expense (benefit) ....................          81.5            (8.4)
                                                          -----           -----
     Net loss ...................................         (122.4)%        (23.1)%
                                                          =====           =====



Net Product Revenue: Net product revenue for the first quarter of fiscal 2002 decreased $8.2 million, or 32.1% from the same quarter of the prior year. This decrease was primarily because of a $7.4 million, or 38.6%, and a $0.8 million, or 12.6% decrease in domestic and international product revenue, respectively. The current economic downturn contributed significantly to the decreasing demand for our information-storage systems and software.

Service Revenue: Service revenue for the first quarter of fiscal 2002 increased $0.1 million, or 0.7% over the same quarter of the prior year. This increase was primarily because of increased revenue from domestic maintenance contracts.

Product Gross Profit: Product gross profit was $0.5 million for the first quarter of fiscal 2002, a decrease of $7.8 million, or 94.1% from the same quarter of the preceding year, and the gross profit percentage of net product sales was 2.8% for the first quarter of fiscal 2002 as compared to 32.6% for the same period of the prior year. The product gross profit percentage decrease was mainly because of additional inventory reserves of $4.9 million, which consisted primarily of additional reserves for Gladiator 6700 inventory, and reduced manufacturing efficiencies resulting from lower production volumes as well as changes in product mix. Vivant sales that carried a higher product margin have declined. Before recording the additional reserves for Gladiator 6700 inventory, the product gross profit was $4.7 million, a decrease of $3.6 million or 42.9% from the same quarter of the preceding year.

Service Gross Profit: Service gross profit was $4.9 million for the first quarter of fiscal 2002, an increase of $1.0 million, or 25.4% from the same period of the previous year. The gross profit percentage of service revenue increased to 38.9% in the first quarter of fiscal 2002 as compared to 31.2% in the same quarter of the preceding year. The increase in service gross profit is primarily attributable to increased revenue from domestic maintenance contracts coupled with decreased Field Service Costs resulting from reduced manpower and travel related expenses.

Selling, General and Administrative: Selling, general and administrative expenses for the first quarter of fiscal 2002 decreased $6.3 million, or 33.6% over the same quarter of the preceding year. This decrease was primarily because of a $2.4 million decrease in compensation-related sales costs resulting from reduced revenues and commission related expenses, a reduction of $2.2 million of goodwill impairment charge and the elimination of $0.3 million of goodwill amortization expense related to NPI resulting from the adoption of Statement 142 and a $0.5 million decrease in travel related expenses.

Research and Development: Research and development expenses for the first quarter of fiscal 2002 decreased $1.7 million, or 33.0% over the same quarter of the preceding year. This decrease was primarily attributable to a decrease in inflows of expensed components to complete the development of new products. In the first quarter of fiscal year 2002, materials moved into engineering primarily consisted of non-expensed, inventoriable items.

Interest and Other Income (Expense), Net: The net other expense for the first quarter of fiscal 2002 was $0.1 million, as compared to the net other income of $1.0 million from the same quarter of the preceding year. Despite an increase in interest income from our short-term investments, the decrease reflected a reduction in patent income from EMC Corporation ("EMC") that was fully paid in January 2001 and an increase in interest expense.

Inflation and Foreign Currency Exchange: We recorded $0.1 million in foreign exchange gain during the first quarter of fiscal year 2002, as compared to $0.2 million in foreign exchange loss in the same quarter of the prior year. In order to minimize the risk of foreign exchange loss, we have used hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial-market risks, none of which were outstanding at July 7, 2001. There can be no assurance, however, that such actions successfully will reduce our exposure to financial-market risks.

Income Tax Expense (Benefit): The income tax expense for the first quarter of fiscal 2002 was $24.3 million, as compared with the income tax benefit of $3.2 million for the same period last year. We recorded a valuation allowance against the remaining $24.3 million net deferred-tax asset because our management believes that it is more likely than not that we will not realize the benefits of the net deferred tax asset existing on July 7, 2001 because of the continued decline in the market value of our holding of Caldera stocks and continued softness in the American and European markets for our products.

NEW ACCOUNTING STANDARDS

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and working capital were $13.3 million and $16.2 million, respectively, at July 7, 2001. Decreases in cash and cash equivalents from April 7, 2001, were mostly because of cash used in operations. Net operating activities used cash of $2.2 million for the first three months of fiscal 2002, which was primarily attributable to the net loss of $36.5 million which was partially offset by non-cash adjustments of $32.4 million for deferred tax assets, provision for inventory obsolescence, depreciation and net loss in equity investment of affiliate.

Effective February 9, 1996, we entered into an agreement (the "EMC Agreement") by which we sold to EMC substantially all of our existing patents, patent applications and related rights. Pursuant to the EMC Agreement, we were entitled to receive $30.0 million over the life of this agreement, in six equal annual installments of $5.0 million each. As of January 2001, we had received all installments. We also were to receive royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the EMC Agreement. As part of the maximum $30.0 million of royalties, minimum royalties of $10.0 million were to be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the EMC Agreement, and within thirty days of each subsequent anniversary thereof. As of March 2001, we had received all installments. Also, pursuant to the terms of the EMC Agreement, $10.0 million of the maximum $30.0 million of royalties, will be received in five equal annual installments as a result of a computer and technology agreement between EMC and International Business Machines Corporation announced in March 1999. The first two annual installments were received in March 2000 and March 2001.

We entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank and General Electric Capital Corporation as of July 22, 1998, and amended July 22, 1999, whereby we may borrow up to $30.0 million under an asset-secured domestic line of credit, limited by the value of pledged collateral. Effective September 22, 2000, we renewed its agreement with Silicon Valley Bank and General Electric Capital Corporation. The agreement allows us to borrow at a rate equal to the prime rate plus 1%. Borrowings under the line of credit are subject to certain financial and operating covenants, including, without limitation, various financial covenants requiring us to maintain a minimum quick ratio, debt-net worth ratio, tangible net worth, and a maximum net loss, and restricts us from paying any dividends. The term of the agreement is for one year. The quick ratio, the profitability, and the maximum net loss covenants of the Loan Agreement were further amended on May 31, 2001.

As of July 7, 2001, there were no borrowings outstanding under the Loan Agreement and we were in default under the Amended Loan Agreement for failing to comply with covenants relating to the maximum debt to tangible net worth ratio and the maximum net loss. We are in the process of applying for a waiver, forbearance or amendment. There is no assurance that a waiver, forbearance or amendment will be received or that, if received, we will be in compliance with the covenants in future periods.

Our current line of credit agreement will expire on September 22, 2001 and we have begun negotiations for a renewal of our existing credit facility. No assurance can be given that a renewal will be available or, if available, will be on terms favorable to us. If a renewal is not available, we would seek another source of financing. However, there can be no assurance that a new source of financing would be available.

In the event our operations do not improve and our working capital does not increase, we expect to require additional funds to support our working capital requirements, including financing of accounts receivable and inventory, or for other purposes, and may seek to raise such funds through public or private equity financing, bank lines of credit or from other sources. In addition, we will receive a minimum of $2.0 million in March for the next three years as part of the EMC agreement. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to us. Should we be unable to secure a new financing arrangement, our activities may be severely constrained.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our European operations transact in foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound sterling and the Euro. We have and may continue to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks, none of which were outstanding at July 7, 2001. There can be no assurance that such actions will successfully reduce our exposure to financial market risks.

We maintain a $30 million credit line. The interest rate applied to any debt outstanding under this credit line is equal to the prime rate plus 1% and is, therefore subject to a certain amount of risk arising from fluctuations in these rates. However, we believe that a 10% increase in interest rates would not have a material impact on our results of operations.

                                     PART II

                                OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

In July through September 2000, several class action complaints were filed against the Company and certain officers, alleging violations of the provisions of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The plaintiffs in those various cases filed a Consolidated Amended Complaint in the federal court for the Central District of California on or about December 5, 2000, making similar allegations. On March 27, 2001, the court granted the Company's motion to dismiss the complaint on the grounds plaintiffs had failed to state a legally-cognizable claim and had failed to plead the allegations consistently with the requirements of the Private Securities Litigation Reform Act. The court gave plaintiffs sixty days to attempt again to file a legally sustainable complaint. Plaintiffs then filed a First Amended Consolidated Complaint. As with the earlier version, this complaint alleges a class period from July 22, 1999 to July 27, 2000 and alleges that the defendants were aware of certain adverse information that they failed to disclose during that period. The Company believes the lawsuit is without merit, has moved to dismiss the new complaint, and intends to continue to defend the suit vigorously.

We are also, from time to time, subject to claims and suits arising in the ordinary course of business. In our opinion, the ultimate resolution of these matters will not have a materially-adverse effect on our financial position, results of operations, or liquidity.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

3.2.    Certificate of Amendment of Restated Certificate of Incorporation of the
        Registrant (incorporated by reference to Exhibit A of the Registrant's
        Information Statement on Schedule 14C filed with the Commission on April 3, 2000).

10.34.  PilotCenter Master Services Agreement, dated April 1, 2001, between
        Center 7, Inc. and the Registrant.

10.35.  Statement of Work under PilotCenter Master Services Agreement, dated
        April 1, 2001.

10.36.  Description of Understanding between Center 7, Inc. and the Registrant
        (terms and conditions of the Understanding are subject to change).

(b)     Reports on Form 8-K:

        None.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of August, 2001.


                                       MTI TECHNOLOGY CORPORATION



                                       By: /s/ Paul W. Emery, II
                                          --------------------------------------
                                          Paul W. Emery, II
                                          Chief Operating Officer, Acting Chief
                                          Financial Officer
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX



Exhibit
Number                            Description
-------                           -----------

3.2.     Certificate of Amendment of Restated Certificate of Incorporation of the
         Registrant (incorporated by reference to Exhibit A of the Registrant's
         Information Statement on Schedule 14C filed with the Commission on April 3, 2000).

10.34.   PilotCenter Master Services Agreement, dated April 1, 2001, between
         Center 7, Inc. and the Registrant.

10.35.   Statement of Work under PilotCenter Master Services Agreement, dated
         April 1, 2001.

10.36.   Description of Understanding between Center 7, Inc. and the Registrant
         (terms and conditions of the Understanding are subject to change).