Form 10-Q
period 2001-10-06
MTI TECHNOLOGY CORP
filed 2001-11-20
CIK 901696

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 6, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-23418

MTI TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-3601802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4905 East La Palma Avenue
Anaheim, California 92807
(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (714) 970-0300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

     The number of shares outstanding of the issuer’s common stock, $.001 par value, as of November 5, 2001 was 32,483,933.

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 3.3
EXHIBIT 4.7
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 10.42
EXHIBIT 10.43
EXHIBIT 10.44
EXHIBIT 10.45
EXHIBIT 10.46
EXHIBIT 10.47
EXHIBIT 10.48

MTI TECHNOLOGY CORPORATION

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of October 6, 2001 and April 7, 2001	3

Condensed Consolidated Statements of Operations for the Three and Six Months Ended October 6, 2001 and September 30, 2000	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 6, 2001 and September 30, 2000	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 6. Exhibits and Reports on Form 8-K	19

MTI TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	OCTOBER 6,	APRIL 7,
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$12,238	$16,320
Accounts receivable, net	19,698	21,514
Inventories	16,675	29,112
Deferred income tax benefit	—	1,020
Prepaid expenses and other receivables	6,597	5,615

Total current assets	55,208	73,581
Property, plant and equipment, net	16,403	17,182
Deferred income tax benefit	—	23,280
Investment in affiliate	6,041	9,504
Goodwill, net	5,184	5,184
Other	532	229

Total assets	$83,368	$128,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	146	127
Accounts payable	10,418	11,042
Accrued liabilities	11,937	14,684
Deferred income	17,764	20,214

Total current liabilities	40,265	46,067
Capital lease obligations	543	621
Other	2,410	3,522

Total liabilities	43,218	50,210
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding, none	—	—
Common stock, $.001 par value; authorized 80,000 shares; issued (including treasury shares) and outstanding 32,865 and 32,732 shares at October 6, 2001 and April 7, 2001, respectively	33	33
Additional paid-in capital	135,308	135,132
Accumulated deficit	(90,277)	(51,050)
Less cost of treasury stock (328 and 375 shares at October 6, 2001 and April 7, 2001)	(1,171)	(1,348)
Accumulated other comprehensive loss	(3,743)	(4,017)

Total stockholders’ equity	40,150	78,750

Total liabilities and stockholders’ equity	$83,368	$128,960

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	OCTOBER 6,	SEPTEMBER 30,	OCTOBER 6,	SEPTEMBER 30,
	2001	2000	2001	2000

Net product revenue	$19,877	$34,850	$37,147	$60,293
Service revenue	12,670	12,739	25,220	25,206

Total revenue	32,547	47,589	62,367	85,499
Product cost of revenue	14,736	21,438	31,522	38,585
Service cost of revenue	7,466	8,816	15,132	17,389

Total cost of revenue	22,202	30,254	46,654	55,974

Gross profit	10,345	17,335	15,713	29,525

Operating expenses:
Selling, general and administrative	10,302	15,892	22,697	34,552
Research and development	3,448	4,371	6,924	9,556

Total operating expenses	13,750	20,263	29,621	44,108

Operating loss	(3,405)	(2,928)	(13,908)	(14,583)
Interest and other income, net	2,478	1,272	2,395	2,257
Equity in net loss of affiliate	(1,760)	(1,168)	(3,463)	(2,262)
Gain (loss) on foreign currency transactions	(53)	(6)	49	(182)

Loss before income taxes	(2,740)	(2,830)	(14,927)	(14,770)
Income tax expense (benefit)	—	(705)	24,300	(3,905)

Net loss	$(2,740)	$(2,125)	$(39,227)	$(10,865)

Net loss per share:
Basic and diluted	$(0.08)	$(0.07)	$(1.21)	$(0.34)

Weighted-average shares used in per share computations:
Basic and diluted	32,483	32,225	32,450	32,155

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED

	October 6,	September 30,
	2001	2000

Cash flows from operating activities:
Net loss	$(39,227)	$(10,865)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,260	6,012
Provision for sales returns and losses on accounts receivable, net	567	4,669
Net loss in equity of affiliate	3,463	2,262
Provision for inventory obsolescence	5,453	1,087
Loss on disposal of fixed assets	214	1,617
Deferred income tax expense (benefit)	24,300	(3,905)
Deferred income	(3,586)	(3,062)
Changes in assets and liabilities:
Accounts receivable	1,325	26,023
Inventories	7,007	(4,370)
Prepaid expenses, other receivables and other assets	(1,352)	(1,150)
Accounts payable	(599)	(804)
Accrued and other liabilities	(2,644)	(5,380)

Net cash provided by (used in) operating activities	(1,819)	12,134

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(2,618)	(6,067)

Net cash used in investing activities	(2,618)	(6,067)

Cash flows from financing activities:
Proceeds from issuance of common stock, treasury stock and exercise of options and warrants	353	2,088
Payment of capital lease	(59)	—
Repayment of notes payable	—	(1,500)

Net cash provided by financing activities	294	588

Effect of exchange rate changes on cash	61	225

Net increase (decrease) in cash and cash equivalents	(4,082)	6,880
Cash and cash equivalents at beginning of period	16,320	8,791

Cash and cash equivalents at end of period	$12,238	$15,671

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$36	$4
Income taxes	142	62
Supplemental schedule of noncash investing and financing activities:
Acquisition of leased equipment	—	838

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview

The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of October 6, 2001 and April 7, 2001, the condensed consolidated results of operations for the three and six month periods ended October 6, 2001 and September 30, 2000, and cash flows for the six month periods ended October 6, 2001 and September 30, 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

References to amounts are in thousands, except per share data, unless otherwise specified.

2.	Inventory

Inventories consist of the following:

	OCTOBER 6,	APRIL 7,
	2001	2001

Raw Materials	$2,355	$8,665
Work in Process	422	705
Finished Goods	13,898	19,742

	$16,675	$29,112

3.	Line of Credit

The Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank and General Electric Capital Corporation as of July 22, 1998, and amended July 22, 1999, whereby the Company may borrow up to $30,000 under an asset-secured domestic line of credit, limited by the value of pledged collateral. Effective September 22, 2000, the Company renewed its agreement with Silicon Valley Bank and General Electric Capital Corporation. The agreement allows the Company to borrow at a rate equal to the prime rate plus 1%. Borrowings under the line of credit are subject to certain financial and operating covenants, including, without limitation, various financial covenants requiring the Company to maintain a minimum quick ratio, debt-net worth ratio, tangible net worth, and a maximum net loss, and restricts the Company from paying any dividends. The term of the agreement was for one year. The quick ratio, the profitability, and the maximum net loss covenants of the Loan Agreement were further amended on May 31, 2001. During the first quarter of fiscal 2002, the Company was in default under the Amended Loan Agreement for failing to comply with covenants relating to the maximum debt to tangible net worth ratio and the maximum net loss. As of September 22, 2001, General Electric Capital Corporation terminated their commitments to extend credit to the Company.

The Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank as of October 29, 2001, whereby the Company may borrow up to $15,000, limited by the value of pledged collateral, at a rate equal to the prime rate plus 1.5% under an asset-secured domestic line of credit. Borrowings under the line of credit are subject to certain covenants, including, without limitation, a financial covenant requiring the Company to maintain a minimum tangible net worth, banking and investment account relationship, subordination agreement, patents, trademarks and copyrights, landlord agreement, warrants, continuing guaranty, and Amended and Restated continuing guaranty. The term of the agreement is for one year. The loan agreement also restricted the Company from paying any dividends. As of October 6, 2001, and November 5, 2001, there were no borrowings outstanding under the Amended Loan Agreement, and the Company was in compliance with the financial covenant.

4.	Income Taxes

Under the asset and liability method of Statement 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, net of a valuation allowance for deferred tax assets which are determined to not be more likely than not realizable. Under Statement 109, the effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date.

The Company recorded a tax expense of $24,300 related to the valuation allowance for deferred-tax assets in the first quarter of fiscal year 2002. Because of the continued decline in the market value of the Company’s holding of Caldera stocks and continued softness in the American and European markets for the Company’s products, management believes that it is more likely than not that the Company will not realize the benefits of the deferred tax asset existing on October 6, 2001.

5.	Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED

	OCTOBER 6,	SEPTEMBER 30,	OCTOBER 6,	SEPTEMBER 30,
	2001	2000	2001	2000

Numerator:
Net loss	$(2,740)	$(2,125)	$(39,227)	$(10,865)

Denominator:
Denominator for net loss per share, basic- weighted-average shares outstanding	32,483	32,225	32,450	32,155
Effect of dilutive securities:
Dilutive options outstanding	—	—	—	—

Denominator for net loss per share,

	THREE MONTHS ENDED		SIX MONTHS ENDED

	OCTOBER 6,	SEPTEMBER 30,	OCTOBER 6,	SEPTEMBER 30,
	2001	2000	2001	2000

diluted-adjusted weighted-average shares	32,483	32,225	32,450	32,155

Net loss per share, basic and diluted	$(0.08)	$(0.07)	$(1.21)	$(0.34)

Options and warrants to purchase 12,191 shares of common stock were outstanding at October 6, 2001, but were not included in the computation of diluted loss per share for the three and six months ended October 6, 2001, because the effect would be antidilutive.

Options and warrants to purchase 8,260 shares of common stock were outstanding at September 30, 2000, but were not included in the computation of diluted loss per share for the three and six months ended September 30, 2000, as the effect would be antidilutive.

6.	Business Segment Information

The Company is engaged in the design, manufacture, sale, and service of high-performance storage systems, software, and related products. The Company’s reportable business segments are based upon geographic areas. The Company’s operations are structured to achieve consolidated objectives. As a result, significant interdependence and overlap exists among the Company’s geographic areas. Accordingly, revenue, operating loss and identifiable assets shown for each geographic area may not be the amounts which would have been reported if the geographic areas were independent of one another.

Revenue and transfers between geographic areas are generally priced to recover cost, plus an appropriate mark-up for profit. Operating loss is revenue less cost of revenues and direct operating expenses.

A summary of the Company’s operations by geographic area is presented below:

	THREE MONTHS ENDED		SIX MONTHS ENDED

	OCTOBER 6,	SEPTEMBER 30,	OCTOBER 6,	SEPTEMBER 30,
	2001	2000	2001	2000

Revenue:
United States	$22,178	$32,754	$42,610	$62,562
Europe	11,082	16,103	21,149	27,299
Transfers between areas	(713)	(1,268)	(1,392)	(4,362)

Total revenue	$32,547	$47,589	$62,367	$85,499

Operating loss:
United States	$(3,719)	$(2,623)	$(14,243)	$(12,592)
Europe	314	(305)	335	(1,991)

Total operating loss	$(3,405)	$(2,928)	$(13,908)	$(14,583)

	OCTOBER 6,	APRIL 7,
	2001	2001

Identifiable assets:
United States	$60,545	$105,170
Europe	22,823	23,790

Total assets	$83,368	$128,960

7.	Prepaid Expenses and Other Receivables

The Company entered into a Master Lease Agreement with WebUseNet Corporation (“WebUseNet”) as of September 28, 2001, and amended October 25, 2001, whereby WebUseNet, Lessee, agreed to pay minimum lease payments of $73 per month for 18 months for the use of the Company’s departmental storage solution equipment. Upon expiration of the lease term, title to the equipment transfers to the Lessee. As a result, the Company recorded product revenue, professional service revenue, and installation revenue of $1,053, $75, and $10, respectively, in September 2001.

As of October 6, 2001, the lease payment receivable, unearned interest, and executory costs were $1,307, $ 169, and $5, respectively. The first payment for $73 was received in November 2001.

8.	Goodwill and Other Intangibles

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

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

Statement 141 required upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption (period ended October 6, 2001). In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there is an indication that goodwill and equity method goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

As of October 6, 2001, the Company had remaining goodwill related to the acquisition of National Peripherals, Inc. (“NPI”) of $5,184 and the investment in Caldera of $4,209. Because of the adoption of Statement 142, $486 and $1,852 of goodwill amortization expense incurred in the same quarter of the prior year and in fiscal year 2001, respectively, will no longer be recognized.

An assessment for goodwill impairment was performed by an independent third party in the second quarter of fiscal 2002. Income and Market Approaches were used for reporting unit valuations. The methodology used to implement the Income Approach was the Capitalized Income Approach that bases the value of an asset on the future cash flows attributable to that asset. The methodologies used to implement the Market Approach were the Market Multiples Methodology, which results in an indication of value by comparing the business being appraised to guideline publicly traded companies, and the Similar Transactions Methodology, which develops an indication of value based on prices paid for comparable businesses. Because the Company’s reportable business segments were based upon geographic areas, it had two reporting units, the United States and Europe. The lower of the total of the market value estimated for each reporting unit or the total market value of the Company’s stock at the Valuation Date was used as the total value of each of the reporting units in performing the reporting unit valuations. The result of the test showed that the Company did not meet SFAS 142 requirements for reporting unit valuations. Therefore, additional valuation procedures, the Underlying Asset Valuations, were required to determine whether goodwill was impaired. This step involved the comparison of the fair value of the business enterprise for the Company to its carrying value. Based on the valuation procedures employed, as of April 8, 2001, the fair value of goodwill exceeded the reported carrying value of the goodwill and, therefore, no impairment was recorded.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), which supersedes both Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“Statement 121”) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending April 6, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company’s financial statements.

9.	Comprehensive Loss

The components of comprehensive loss are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED

	OCTOBER 6,	SEPTEMBER 30,	OCTOBER 6,	SEPTEMBER 30,
	2001	2000	2001	2000

Net loss	$(2,740)	$(2,125)	$(39,227)	$(10,865)
Foreign currency translation adjustment	441	25	274	188

Total comprehensive loss	$(2,299)	$(2,100)	$(38,953)	$(10,677)

10.	Related Party Transactions

In the normal course of business, the Company sold goods and services to Center 7, Inc. (“Center 7”), a subsidiary of the Canopy Group, Inc. (“Canopy”). Goods and services sold to Center 7 in the second quarter of fiscal years 2002 and 2001 were $150 and $0, respectively. Raymond J. Noorda, Chairman of the Board of Directors of the Company, is the Chairman of the Board of Directors of Canopy. Ralph J. Yarro, III, one of our Directors, is also a Director and President and Chief Executive Officer of Canopy. Canopy beneficially owns approximately 45% of our outstanding common stock. At October 6, 2001 and April 7, 2001, there was $0 and $15 due from Center 7, respectively.

On April 1, 2001, MTI entered into a PilotCenter Master Services Agreement with Center 7. Under this Agreement, Center 7 provides for a number of enterprise management services to MTI. The enterprise management services include monitoring and management of certain of MTI’s “Managed Assets” (Managed Assets includes: installation and operation of an advanced help desk function for MTI customers, MTI field service representatives and the MTI Network Operations Center (“NOC”)). As part of these services, Center 7 provides MTI customers with email notification of help desk ticket status and MTI Field representatives with robust email notifications of tickets. The Agreement further provides an improvement in functionality for the NOC, demonstration capabilities of functionality for select MTI product models, and operation, management and monitoring of the help desk systems on a twenty four hours, seven days a week, and three hundred and sixty five days a year basis. These services are provided based upon a Center 7 owned appliance that is installed at MTI and connected to Center 7’s operations in Lindon, Utah. Additionally, the Agreement provides software, maintenance, implementation, hardware, monitoring, updates, AHD integration, and Center 7 PCC service. MTI pays Center 7 $50 per month for the services. The Initial Term of the Agreement is 36 months. Upon the expiration of the Initial Term, the term of the Agreement is extended automatically on a month-to-month basis, unless and until either party gives the other no less than thirty (30) days’ notice of termination, provided, that either party may terminate the Agreement for any reason, with or without cause, after the Initial Term. Management believes that the above amount represents the fair value of services provided.

The Company has negotiated a Management Services Development Agreement with Center 7. Under the Agreement, Center 7 will develop certain software in support of the Company’s management services offering, designed to allow the Company to better integrate with enterprise management infrastructure frameworks. The aggregate cost of the project under this Agreement is not currently expected to exceed $500. As of October 6, 2001, the Company had fully paid $500 to Center 7 under this Agreement.

The Company, on behalf of Helius, Inc. (“Helius”), a subsidiary of Canopy, purchased approximately $75 in PC Boards from Philips Digital Network. Upon receiving the boards from Philips, the Company forwarded the goods to Helius without price mark-up.

11.	Litigation.

From July through September 2000, several class action complaints were filed against the Company and several officers, alleging that defendants were aware of adverse information that they failed to disclose during that period and, hence, that they violated specified provisions of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The plaintiffs in those cases filed a Consolidated Amended Complaint in the federal court for the Central District of California on or about December 5, 2000, making similar allegations. After the court granted the Company’s motion to dismiss that complaint, plaintiffs filed a First Amended Complaint, and, on October 9, 2001, the court denied the Company’s motion to the new complaint and permitted plaintiffs to file a Second Amended Complaint. The Second Amended Complaint was filed on October 24, 2001. This complaint alleges a class period from July 22, 1999 to July 12, 2000. The Company believes the lawsuit is without merit and intends to continue to defend the suit vigorously.

The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a materially adverse effect on the Company’s financial position, results of operations, or liquidity.

PART I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements set forth herein are not historical or based on historical facts and constitute “forward-looking statements” involving known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements, expressed or implied, by such forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s revenue, markets, margin, the effect of accounting changes, proprietary product sales, customers, service and support costs, investment in research and development, foreign currency hedging activity, dependence on new products, international sales and quarterly fluctuations. The Company’s transition to sales of its proprietary products and its focus of sales efforts on Global 2000 accounts may not be successful. The Company may fail to achieve anticipated revenue levels and efficiencies of operation. Given these uncertainties, investors in the Company’s common stock are cautioned not to place undue reliance on such forward-looking statements. Recent terrorist attacks in the United States, as well as future events occurring in response or in connection to them, including, without limitation, future terrorist attacks against the United States targets, actual conflicts involving the United States or its allies or military or trade disruptions could negatively impact our business, financial condition, results of operation and may result in the volatility of the market price of our common stock and on the future price of our common stock. Additional information on potential factors that could affect the Company’s financial results is included in the Company’s Annual Report on Form 10-K for the year ended April 7, 2001.

Overview

MTI Technology Corporation is a leading provider of high-availability, fault-tolerant solutions for the enterprise-storage marketplace. We design, develop, manufacture, sell and support a complete line of integrated products and services that provide customers with a full range of hardware, software and networking components as well as sophisticated professional services, which we combine into one solution to provide continuous access to online information. We have historically sold our products and services to Global 2000 companies for their data center computing environments. During fiscal 2000, the Company’s markets expanded to include e-commerce Internet-related businesses, or IRBs, such as content providers, online retailers and web-based advertisers. However, during fiscal 2001, because of the lack of liquidity and resulting higher risk of success of the IRBs, the Company experienced a decrease in demand for its proprietary products from IRBs. The Company elected to pursue sales from Fortune 1000 and Global 2000 customers.

The Company’s solutions are compatible with Sun Solaris, HP-UX, Windows NT, Novell Netware, IBM AIX, Compaq Tru64 and Linux operating systems, which enable the Company to address a broad range of customer applications and markets. The Company’s customers represent a cross section of industries and governmental agencies and range from Fortune 500 companies to small businesses.

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

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED

	OCTOBER 6,	SEPTEMBER 30,	OCTOBER 6,	SEPTEMBER 30,
	2001	2000	2001	2000

Net product revenue	61.1%	73.2%	59.6%	70.5%
Service revenue	38.9	26.8	40.4	29.5

Total revenue	100.0	100.0	100.0	100.0
Product gross profit	25.9	38.5	15.1	36.0
Service gross profit	41.1	30.8	40.0	31.0

Gross profit	31.8	36.4	25.2	34.5
Selling, general and administrative	31.7	33.4	36.4	40.4
Research and development	10.6	9.2	11.1	11.2

Operating loss	(10.5)	(6.2)	(22.3)	(17.1)
Interest and other income, net	7.6	2.7	3.8	2.6
Equity in net loss of affiliate	(5.4)	(2.5)	(5.5)	(2.6)
Gain (loss) on foreign currency transactions	(0.1)	—	0.1	(0.2)
Income tax expense (benefit)	—	1.5	(39.0)	4.6

Net loss	(8.4)%	(4.5)%	(62.9)%	(12.7)%

Net Product Revenue: Net product revenue for the second quarter of fiscal 2002 decreased $15.0 million, or 43.0% from the same quarter of the prior year. This decrease was primarily because of a $10.0 million, or 42.7%, and a $4.9 million, or 43.4% decrease in domestic and international product revenue, respectively. Net product revenue for the first six months of fiscal 2002 decreased $23.1 million, or 38.4% from the same period of the prior year. The continued economic downturn and the September 11, 2001 tragedy contributed significantly to the decreasing demand for our information-storage systems and software. We usually receive most of our orders in the last weeks and days of the quarter and we believe the terrorist attacks resulted in a decline in sales in September 2001.

Service Revenue: Despite decreasing product revenue, service revenue for the second quarter and for the first six months of fiscal 2002 remained almost constant over the same quarter and period of the prior year. We have been successful replacing the warranty and maintenance revenue from the IRB customers with professional service revenue such as SAN implementation and storage consolidation services, back-up services, replications and redeployment services.

Product Gross Profit: Product gross profit was $5.1 million for the second quarter of fiscal 2002, a decrease of $8.3 million, or 61.7% from the same quarter of the preceding year, and the gross profit percentage of net product sales was 25.9% for the second quarter of fiscal 2002 as compared to 38.5% for the same period of the prior year. The product gross profit percentage decrease was mainly because of reduced manufacturing efficiencies resulting from lower production volumes as well as changes in product mix. In the United States in particular, we had a greater mix of third-party products, in particular back-up tape libraries, and third-party software such as Veritas that have lower margins than Vivant, our proprietary enterprise product. Vivant sales that carried a higher product margin have declined. These decreases were partially offset by reduced costs of sales from lower headcount and mandatory pay cuts.

Product gross profit was $5.6 million for the first six months of fiscal 2002, a decrease of $16.1 million, or 74.1% over the same period of the preceding year, and the gross profit percentage of net product sales was 15.1% for the first six months of fiscal 2002 as compared to 36.0% for the same period of the prior year. These decreases are primarily the result of lower volumes, change in product mix and additional inventory reserves of $4.9 million which consisted primarily of additional reserves for Gladiator 6700 inventory that was recorded in the first quarter of fiscal 2002. These decreases were partially offset by reduced costs of sales from lower headcount and mandatory pay cuts.

Service Gross Profit: Service gross profit was $5.2 million for the second quarter of fiscal 2002, an increase of $1.3 million, or 32.7% from the same period of the previous year. The gross profit percentage of service revenue increased to 41.1% in the second quarter of fiscal 2002 as compared to 30.8% in the same quarter of the preceding year. Service gross profit was $10.1 million for the first six months of fiscal 2002, an increase of $2.3 million, or 29.1% from the same period of the previous year. The gross profit percentage of service revenue increased to 40.0% for the first six months of fiscal 2002 as compared to 31.0% in the same period of the preceding year. The increase in service gross profit is primarily attributable to decreased infrastructure costs resulting from reduced manpower, mandatory pay cuts, and cost control on travel-related expenses.

Selling, General and Administrative: Selling, general and administrative expenses for the second quarter of fiscal 2002 decreased $5.6 million, or 35.2% over the same quarter of the preceding year. Selling, general and administrative expenses for the first six months of fiscal 2002 decreased $11.9 million, or 34.3% from the same period of the preceding year. This decrease was primarily due to a decrease in salary and benefit expenses resulting from a reduction of bad debt expense, reduced headcount and compensation rates, a decrease in travel-related expenses, cost savings resulting from mandatory vacations required during the second quarter of fiscal 2002, and the elimination of goodwill amortization expense related to NPI resulting from the adoption of Statement 142. Goodwill amortization expense was $486 and $949 for the three and six months ended September 30, 2000.

Research and Development: Research and development expenses for the second quarter of fiscal 2002 decreased $0.9 million, or 21.1% over the same quarter of the preceding year. Research and development expenses for the first six months of fiscal 2002 decreased $2.6 million, or 27.5% from the same period of the preceding year. This decrease was primarily attributable to a decrease in inflows of expensed components to complete the development of new products. Other factors that caused the decrease in research and development expenses were a 35% reduction of manpower, salary cuts and mandatory vacations. In order to minimize costs, we consolidated our Research and Development centers; we closed the center located in Northern California and moved the facility to Southern California. We are continuously trying to fully utilize our facilities.

Interest and Other Income, Net: The net other income for the second quarter of fiscal 2002 was $2.5 million, as compared with the net other income of $1.3 million from the same quarter of the preceding year. The increase was due to patent income from EMC Corporation (“EMC”) that was fully paid in January 2001 and which will be amortized quarterly up to the third quarter of this fiscal year. The net other income for the first six months of fiscal 2002 remained almost constant as compared to that from the same period of the preceding year.

Inflation and Foreign Currency Exchange: We recorded $0.05 million in foreign exchange gain during the first six months of fiscal year 2002, as compared to $0.2 million in foreign exchange loss in the same period of the prior year. In order to minimize the risk of foreign exchange loss, we have used hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial-market risks, none of which were outstanding at October 6, 2001. There can be no assurance, however, that such actions successfully will reduce our exposure to financial-market risks.

Income Tax Expense (Benefit): The income tax expense for the second quarter of fiscal 2002 was zero, as compared with the income tax benefit of $0.7 million for the same quarter last year. Income tax expense for the first six months of fiscal 2002 was $24.3 million, as compared with the income tax benefit of $3.9 million for the same period of the preceding year. We recorded a valuation allowance against the remaining $24.3 million net deferred-tax asset because our management believed that it was more likely than not that we will not realize the benefits of the deferred tax asset because of the decline in the market value of our holding of Caldera stock and continued softness in the American and European markets for our products.

New Accounting Standards

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), which supersedes both Statement

No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“Statement 121”) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending April 6, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of Statement 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company’s financial statements.

Liquidity and Capital Resources

Cash and cash equivalents and working capital were $12.2 million and $14.9 million, respectively, at October 6, 2001. Decreases in cash and cash equivalents of $4.1 million from April 7, 2001, were mostly due to cash used in operations and in investing activities. Net operating activities used cash of $1.8 million for the first six months of fiscal 2002, which was attributable to the net loss from continuing operations of $39.2 million offset by $37.4 million in non-cash adjustments and changes in assets and liabilities primarily consisting of deferred taxes, inventories, provision for inventory obsolescence, depreciation and net loss in equity investment of affiliate.

Effective February 9, 1996, we entered into an agreement (the “EMC Agreement”) by which we sold to EMC substantially all of our existing patents, patent applications and related rights. Pursuant to the EMC Agreement, we were entitled to receive $30.0 million over the life of this agreement, in six equal annual installments of $5.0 million each. As of January 2001, we had received all installments. We also were to receive royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the EMC Agreement. As part of the maximum $30.0 million of royalties, minimum royalties of $10.0 million were to be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the EMC Agreement, and within thirty days of each subsequent anniversary thereof. As of March 2001, we had received all installments. Also, pursuant to the terms of the EMC Agreement, $10.0 million of the maximum $30.0 million of royalties will be received in five equal annual installments as a result of a computer and technology agreement between EMC and International Business Machines Corporation announced in March 1999. The first two annual installments were received in March 2000 and March 2001.

We entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank and General Electric Capital Corporation as of July 22, 1998, and amended July 22, 1999, whereby we could borrow up to $30.0 million under an asset-secured domestic line of credit, limited by the value of pledged collateral. Effective September 22, 2000, we renewed our agreement with Silicon Valley Bank and General Electric Capital Corporation. The agreement allowed us to borrow at a rate equal to the prime rate plus 1%. Borrowings under the line of credit were subject to certain financial and operating covenants, including, without limitation, various financial covenants requiring us to maintain a minimum quick ratio, debt-net worth ratio, tangible net worth, and a maximum net loss. The loan agreement also restricted us from paying any dividends. The term of the agreement was for one year. The quick ratio, the profitability, and the maximum net loss covenants of the Loan Agreement were further amended on May 31, 2001. During the first quarter of fiscal 2002, we were in default under the Amended Loan Agreement for failing to comply with covenants relating to the maximum debt to tangible net worth ratio and the maximum net loss. As of September 22, 2001, General Electric Capital Corporation terminated their commitments to extend credit to us.

We entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank as of October 29, 2001, whereby we may borrow up to $15.0 million, limited by the value of pledged collateral, at a rate equal to the prime rate plus 1.5% under an asset-secured domestic line of credit. Borrowings under the line of credit are subject to certain covenants, including, without limitation, a financial covenant requiring us to maintain a minimum tangible net worth, banking and investment account relationship, subordination agreement, patents, trademarks and copyrights, landlord agreement, warrants, continuing guaranty, and Amended and Restated continuing guaranty. The term of the agreement is for one year. The loan agreement also restricted us from paying any dividends. As of October 6, 2001, and November 5, 2001, there were no borrowings outstanding under the Amended Loan Agreement, and we were in compliance with the financial covenant.

We entered into a Master Lease Agreement with WebUseNet Corporation (“WebUseNet”) as of September 28, 2001, and amended October 25, 2001, whereby WebUseNet, Lessee, agreed to pay minimum lease payments of $73 per month for 18 months for the use of our departmental storage solution equipment. Upon expiration of the lease term, title to the equipment transfers to the Lessee. As a result, we recorded product revenue, professional service revenue, and installation revenue of $1,053, $75, and $10, respectively, in September 2001.

As of October 6, 2001, the lease payment receivable, unearned interest, and executory costs were $1,307, $ 169, and $5, respectively. The first payment for $73 was received in November 2001.

We have available for use a credit line of up to $15.0 million, described above, and may elect to borrow at any time. Based on our current operating and capital expenditure forecasts, we believe that the combination of funds currently available, funds generated from operations and our available line of credit will be adequate to finance our ongoing operations throughout 2002.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our European operations transact in foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound sterling and the Euro. We have and may continue to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks, none of which were outstanding at October 6, 2001. There can be no assurance that such actions will successfully reduce our exposure to financial market risks.

We maintain a $15 million credit line. The interest rate applied to any debt outstanding under this credit line is equal to the prime rate plus 1.5% and is, therefore subject to a certain amount of risk arising from fluctuations in these rates. However, we believe that a 10% increase in interest rates would not have a material impact on our results of operations.

PART II
OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

From July through September 2000, several class action complaints were filed against the Company and several officers, alleging that defendants were aware of adverse information that they failed to disclose during that period and, hence, that they violated specified provisions of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The plaintiffs in those cases filed a Consolidated Amended Complaint in the federal court for the Central District of California on or about December 5, 2000, making similar allegations. After the court granted the Company’s motion to dismiss that complaint, plaintiffs filed a First Amended Complaint, and, on October 9, 2001, the court denied the Company’s motion to the new complaint and permitted plaintiffs to file a Second Amended Complaint. The Second Amended Complaint was filed on October 24, 2001. This complaint alleges a class period from July 22, 1999 to July 12, 2000. The Company believes the lawsuit is without merit and intends to continue to defend the suit vigorously.

We are also, from time to time, subject to claims and suits arising in the ordinary course of business. In our opinion, the ultimate resolution of these matters will not have a materially-adverse effect on our financial position, results of operations, or liquidity.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on July 11, 2001. There was no solicitation in opposition to management’s nominees as listed in our proxy statement and all such nominees, Raymond J. Noorda and Ralph J. Yarro, III, were elected as directors for a three-year term. Franz L. Cristiani, Val Kreidel, Thomas P. Raimondi, Jr., John Repp, and Al Melrose remained members of the Board of Directors. The stockholders ratified the selection of KPMG LLP as our independent auditors for fiscal year 2002. In addition, the stockholders approved the 2001 Stock Incentive Plan, the 2001 Non-Employee Director Option Program and the 2001 Employee Stock Purchase Plan. A maximum of 4,000 shares and 1,200 shares are authorized for issuance under the 2001 Stock Incentive Plan (the “SIP”) and the 2001 Employee Stock Purchase Plan. The maximum aggregate number of shares allocated for the SIP shall be increased by 3% annually, subject to terms and conditions of the SIP. The 2001 Non-Employee Director Option Program functions as part of the SIP.

The results of the votes for each of these proposals were as follows:

1.	Election of Directors:

	FOR	AGAINST

Raymond J. Noorda	26,800,018	878,762
Ralph J. Yarro, III	26,961,218	717,562

2.	Ratification of the selection of KPMG LLP as our independent auditors for fiscal year 2002:

FOR:	27,585,740
AGAINST:	66,502
ABSTAIN:	26,538

3.	Approval of the 2001 Stock Incentive Plan:

FOR:	1,576,655
AGAINST:	2,088,246
ABSTAIN:	35,030
BROKER NON-VOTE:	23,978,945

4.	Approval of the 2001 Non-Employee Director Option Program:

FOR:	1,409,627
AGAINST:	2,247,514
ABSTAIN:	42,790
BROKER NON-VOTE:	23,978,945

5.	Approval of the 2001 Employee Stock Purchase Plan:

FOR:	2,968,294
AGAINST:	704,141
ABSTAIN:	27,496
BROKER NON-VOTE:	23,978,945

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (No. 33-75180).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit A of the Registrant’s Information Statement on Schedule 14C filed with the Commission on April 3, 2000)

3.3	Restated Bylaws of the Registrant, as amended on September 5, 2001.

4.7	Registration Rights Agreement between the Company and Silicon Valley Bank, dated November 8, 2001.

10.37	Amended and Restated Loan and Security Agreement dated October 29, 2001, between the Company and Silicon Valley Bank.

10.38	Amendment to Loan Documents dated October 29, 2001.

10.39	Severance and Release Agreement dated as of July 31, 2001, between Richard L. Ruskin and Registrant.

10.40	Consulting Agreement dated as of August 1, 2001, between Richard L. Ruskin and Registrant.

10.41	Severance and Release Agreement dated as of August 20, 2001, between Dale Wight and Registrant.

10.42	Consulting Agreement dated as of August 21, 2001, between Dale Wight and Registrant.

10.43	Indemnification Agreement dated as of October 15, 2001, between Kent Smith and the Registrant.

10.44	Warrant to Purchase 10,500 shares of Common Stock, issued to John E. Osborne dated May 27, 2001.

10.45	Warrant to Purchase 4,500 shares if Common Stock, issued to Kenneth J. Virnig dated May 27, 2001.

10.46	Statement of Work under PilotCenter Master Services Agreement, dated July 24, 2001.

10.47	Master Lease Agreement No. 20011 between WebUseNet Corporation and the Registrant, dated September 28, 2001.

10.48	Amendment No. 1 to Master Lease Agreement No. 20011, dated October 5, 2001.

(b)	Reports on Form 8-K:
None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of November 2001.

MTI TECHNOLOGY CORPORATION

By:	/s/ Paul W. Emery, II

Paul W. Emery, II Chief Operating Officer, Acting Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (No. 33-75180).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit A of the Registrant’s Information Statement on Schedule 14C filed with the Commission on April 3, 2000)

3.3	Restated Bylaws of the Registrant, as amended on September 5, 2001.

4.7	Registration Rights Agreement between the Company and Silicon Valley Bank, dated November 8, 2001.

10.37	Amended and Restated Loan and Security Agreement dated October 29, 2001, between the Company and Silicon Valley Bank.

10.38	Amendment to Loan Documents dated October 29, 2001.

10.39	Severance and Release Agreement dated as of July 31, 2001, between Richard L. Ruskin and Registrant.

10.40	Consulting Agreement dated as of August 1, 2001, between Richard L. Ruskin and Registrant.

10.41	Severance and Release Agreement dated as of August 20, 2001, between Dale Wight and Registrant.

10.42	Consulting Agreement dated as of August 21, 2001, between Dale Wight and Registrant.

10.43	Indemnification Agreement dated as of October 15, 2001, between Kent Smith and the Registrant.

10.44	Warrant to Purchase 10,500 shares of Common Stock, issued to John E. Osborne dated May 27, 2001.

10.45	Warrant to Purchase 4,500 shares if Common Stock, issued to Kenneth J. Virnig dated May 27, 2001.

10.46	Statement of Work under PilotCenter Master Services Agreement, dated July 24, 2001.

10.47	Master Lease Agreement No. 20011 between WebUseNet Corporation and the Registrant, dated September 28, 2001.

10.48	Amendment No. 1 to Master Lease Agreement No. 20011, dated October 5, 2001.