Form 10-Q
period 2002-01-05
MTI TECHNOLOGY CORP
filed 2002-02-19
CIK 901696

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 5, 2002


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

         The number of shares outstanding of the issuer's common stock, $.001 par value, as of February 11, 2002 was 32,569,642.

                           MTI TECHNOLOGY CORPORATION

                                      INDEX


                                                                                Page
                                                                                ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of January 5, 2002
                  and April 7, 2001                                               3

                  Condensed Consolidated Statements of Operations for the
                  Three and Nine Months Ended January 5, 2002 and
                  December 30, 2000                                               4

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended January 5, 2002 and December 30, 2000         5

                  Notes to Condensed Consolidated Financial Statements            6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            13

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk     17

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                              18

         Item 2.  Changes in Securities and Use of Proceeds                      18

         Item 6.  Exhibits and Reports on Form 8-K                               18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                           MTI TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                                    JANUARY 5,     APRIL 7,
                                                                                       2002         2001
                                                                                    ----------   ----------
        ASSETS

Current assets:
   Cash and cash equivalents ....................................................   $    7,515   $   16,320
   Accounts receivable, net .....................................................       22,470       21,514
   Inventories ..................................................................       12,485       29,112
   Deferred income tax benefit ..................................................           --        1,020
   Prepaid expenses and other receivables .......................................        6,117        5,615
                                                                                    ----------   ----------
        Total current assets ....................................................       48,587       73,581

Property, plant and equipment, net ..............................................       14,807       17,182
Deferred income tax benefit .....................................................           --       23,280
Investment in affiliate .........................................................           --        9,504
Goodwill, net ...................................................................        5,184        5,184
Other ...........................................................................          375          229
                                                                                    ----------   ----------
                                                                                    $   68,953   $  128,960
                                                                                    ==========   ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of capital lease obligations .................................          149          127
   Accounts payable .............................................................       10,217       11,042
   Accrued liabilities ..........................................................       11,843       14,684
   Deferred income ..............................................................       13,963       20,214
                                                                                    ----------   ----------
        Total current liabilities ...............................................       36,172       46,067

Capital lease obligations .......................................................          503          621
Other ...........................................................................        1,747        3,522
                                                                                    ----------   ----------
        Total liabilities .......................................................       38,422       50,210

Commitments and Contingencies
Stockholders' equity:
   Preferred stock, $.001 par value; authorized 5,000 shares; issued and
     outstanding, none ..........................................................           --           --
   Common stock, $.001 par value; authorized 80,000 shares; issued (including treasury shares) and outstanding 32,812 and 32,732 shares at January 5, 2002
     and April 7, 2001, respectively ............................................           33           33
   Additional paid-in capital ...................................................      135,452      135,132
   Accumulated deficit ..........................................................      (99,894)     (51,050)
   Less cost of treasury stock (328 and 375 shares at January 5, 2002 and
     April 7, 2001) .............................................................       (1,171)      (1,348)
   Accumulated other comprehensive loss .........................................       (3,889)      (4,017)
                                                                                    ----------   ----------
        Total stockholders' equity ..............................................       30,531       78,750
                                                                                    ----------   ----------
                                                                                    $   68,953   $  128,960
                                                                                    ==========   ==========


See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           -------------------------   -------------------------
                                                           JANUARY 5,   DECEMBER 30,   JANUARY 5,   DECEMBER 30,
                                                              2002          2000          2002          2000
                                                           ----------   ------------   ----------   ------------

Net product revenue ...................................    $   17,696    $   29,390    $   54,843    $   89,683
Service revenue .......................................        12,131        12,631        37,351        37,837
                                                           ----------    ----------    ----------    ----------
        Total revenue .................................        29,827        42,021        92,194       127,520

Product cost of revenue ...............................        13,669        20,752        45,191        59,337
Service cost of revenue ...............................         7,263         8,373        22,395        25,762
                                                           ----------    ----------    ----------    ----------
        Total cost of revenue .........................        20,932        29,125        67,586        85,099
                                                           ----------    ----------    ----------    ----------
        Gross profit ..................................         8,895        12,896        24,608        42,421
                                                           ----------    ----------    ----------    ----------

Operating expenses:
    Selling, general and administrative ...............        10,596        15,254        33,293        49,806
    Research and development ..........................         2,719         3,927         9,643        13,483
                                                           ----------    ----------    ----------    ----------
        Total operating expenses ......................        13,315        19,181        42,936        63,289
                                                           ----------    ----------    ----------    ----------

        Operating loss ................................        (4,420)       (6,285)      (18,328)      (20,868)

Interest and other income, net ........................         1,073           987         3,468         3,244
Equity in net loss of affiliate .......................        (6,041)       (1,076)       (9,504)       (3,338)
Loss on foreign currency transactions .................          (229)         (270)         (180)         (452)
                                                           ----------    ----------    ----------    ----------

Loss before income taxes ..............................        (9,617)       (6,644)      (24,544)      (21,414)
Income tax expense (benefit) ..........................            --        (1,660)       24,300        (5,565)
                                                           ----------    ----------    ----------    ----------
        Net loss ......................................    $   (9,617)   $   (4,984)   $  (48,844)   $  (15,849)
                                                           ==========    ==========    ==========    ==========

Net loss per share:
    Basic and diluted .................................    $    (0.30)   $    (0.15)   $    (1.50)   $    (0.49)
                                                           ==========    ==========    ==========    ==========

Weighted-average shares used in per share computations:
    Basic and diluted .................................        32,538        32,258        32,479        32,189
                                                           ==========    ==========    ==========    ==========



See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                       NINE MONTHS ENDED
                                                                                  --------------------------
                                                                                  January 5,    December 30,
                                                                                     2002           2000
                                                                                  ----------    ------------
Cash flows from operating activities:
        Net loss .............................................................    $  (48,844)    $  (15,849)
        Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
         Depreciation and amortization .......................................         5,163          7,944
         Provision for sales returns and losses on accounts receivable, net ..           726            553
         Net loss in equity of affiliate .....................................         9,504          3,338
         Provision for inventory obsolescence ................................         5,803          1,783
         Loss on disposal of fixed assets ....................................           378          2,580
         Deferred income tax expense (benefit) ...............................        24,300         (5,565)
         Deferred income .....................................................        (8,033)        (4,522)
         Non-cash employee compensation ......................................           218             --
        Changes in assets and liabilities:
         Accounts receivable .................................................        (1,431)        32,494
         Inventories .........................................................        10,886         (8,411)
         Prepaid expenses, other receivables and other assets ................          (617)        (1,823)
         Accounts payable ....................................................          (737)         3,342
         Accrued and other liabilities .......................................        (2,605)        (5,308)
                                                                                  ----------     ----------
Net cash provided by (used in) operating activities ..........................        (5,289)        10,556
                                                                                  ----------     ----------

Cash flows from investing activities:
        Capital expenditures for property, plant
          and equipment ......................................................        (3,166)        (9,186)
                                                                                  ----------     ----------
Net cash used in investing activities ........................................        (3,166)        (9,186)
                                                                                  ----------     ----------

Cash flows from financing activities:
        Proceeds from issuance of common stock, treasury stock and
         exercise of options and warrants ....................................           299          2,292
        Payment of capital lease .............................................           (96)            --
        Repayment of notes payable ...........................................            --         (1,500)
                                                                                  ----------     ----------
Net cash provided by financing activities ....................................           203            792
                                                                                  ----------     ----------

Effect of exchange rate changes on cash ......................................          (553)            90
                                                                                  ----------     ----------

Net increase (decrease) in cash and cash equivalents .........................        (8,805)         2,252

Cash and cash equivalents at beginning of period .............................        16,320          8,791
                                                                                  ----------     ----------

Cash and cash equivalents at end of period ...................................    $    7,515     $   11,043
                                                                                  ==========     ==========

Supplemental disclosures of cash flow information: Cash paid during the period for:
          Interest ...........................................................    $       69     $      396
          Income taxes .......................................................           156            131

Supplemental schedule of noncash investing and financing activities:
     Acquisition of leased equipment .........................................            --            799
     Employee compensation paid in common stock ..............................           198             --




See accompanying notes to condensed consolidated financial statements.

                           MTI TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Overview

      The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended April 7, 2001. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of January 5, 2002 and April 7, 2001, the condensed consolidated results of operations for the three and nine month periods ended January 5, 2002 and December 30, 2000, and cash flows for the nine month periods ended January 5, 2002 and December 30, 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

      References to amounts in these Notes to Condensed Consolidated Financial Statements are in thousands, except per share data, unless otherwise specified.

2.    Revenue Recognition

      Sales of the Company's computer equipment are recorded upon shipment, net of an allowance for estimated returns, as long as no significant post-delivery obligations exist and collection of the resulting receivable is probable and the amount is determinable. Revenue from equipment maintenance contracts is recorded as deferred income when billed and is recognized as earned over the period in which the services are provided, primarily straight-line over the term of the contract. The Company accrues for warranty expense at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated warranty costs and sales volumes. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This Bulletin has subsequent updates: SAB 101A and SAB 101B. The objective of this SAB is to provide further guidance or revenue -- recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company adopted SAB 101 in the fourth quarter of fiscal year 2001, which caused no material effect upon the Company's results of operations or financial position.

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

      While returns, cancellations, maintenance and warranty expense have historically been within our expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same returns, cancellations, maintenance and warranty expense rates that it has in the past. Any significant increase of those rates could have a material adverse impact on our operating results for the period or periods in which such increase occurs.

3.    Inventory

      Inventories consist of the following:

                                   JANUARY 5,     APRIL 7,
                                      2002          2001
                                   ---------      -------
      Raw Materials                 $ 2,200       $ 8,665
      Work in Process                   423           705
      Finished Goods                  9,862        19,742
                                    -------       -------
                                    $12,485       $29,112
                                    =======       =======

4.    Line of Credit and Liquidity

      The Company entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank and General Electric Capital Corporation as of July 22, 1998, and amended July 22, 1999, whereby the Company could borrow up to $30,000 under an asset-secured domestic line of credit, limited by the value of pledged collateral. On September 22, 2000, the Company renewed its agreement with Silicon Valley Bank and General Electric Capital Corporation. The agreement allowed the Company to borrow at a rate equal to the prime rate plus 1%. Borrowings under the line of credit were subject to certain financial and operating covenants, including, without limitation, various financial covenants requiring the Company to maintain a minimum quick ratio, debt-net worth ratio, tangible net worth, and a maximum net loss, and restricted the Company from paying any dividends. The term of the agreement was for one year. The quick ratio, the profitability, and the maximum net loss covenants of the Loan Agreement were amended on May 31, 2001. During the first quarter of fiscal 2002, the Company was in default under the Amended Loan Agreement for failing to comply with covenants relating to the maximum debt to tangible net worth ratio and the maximum net loss. As of September 22, 2001, General Electric Capital Corporation terminated the agreement and thus its commitment to extend credit to the Company.

      The Company thereafter entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank as of October 29, 2001,and further amended November 8, 2001, whereby the Company may borrow up to $15,000, limited by among other things as discussed below, the value of certain pledged collateral, at a rate equal to the prime rate plus 1.5%, under an asset-secured domestic line of credit. Borrowings under this line of credit are subject to certain covenants, including, without limitation, a financial covenant requiring the Company to maintain a minimum tangible net worth, banking and investment account relationship, subordination agreement, patents, trademarks and copyrights, landlord agreement, warrants, continuing guaranty, and an Amended and Restated continuing guaranty. The term of the agreement is for one year. The loan agreement also restricts the Company from paying any dividends.

      As part of the Amended and Restated Loan and Security Agreement, the Company, on January 11, 2002, issued a warrant to Silicon Valley Bank to purchase 190,678 shares of its Common Stock at an exercise price of $2.36 per share. The term of the warrant is five years. The Company has valued the warrant using the Black-Scholes option pricing model, with the following assumptions: expected life - 297 days; risk free interest rate - 4.5%; expected volatility - 121%; and dividend yield - 0. The fair value of approximately $131,353 will be amortized on a straight-line basis as interest expense over the agreement term.

      As of January 5, 2002, and February 11, 2002, there were no borrowings outstanding under the Amended Loan Agreement and the Company was in compliance with the financial covenant. However, our borrowing is limited by the value of the pledged collateral and certain other exclusions such as over 90 day balances, governmental customers, service revenue and other factors which currently substantially reduces our borrowing capacity under the credit line. For example, we had borrowing capacity under the credit line of approximately 1,700 as of January 5, 2002.


5.    Income Taxes

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

      The Company recorded a tax expense of $24,300 related to the valuation allowance for deferred-tax assets in the first quarter of fiscal year 2002. Because of the continued decline in the market value of the Company's holding of Caldera stock and continued softness in the American and European markets for the Company's products, management believes that it is more likely than not that the Company will not realize the benefits of the deferred tax asset existing on January 5, 2002.


6.    Net Loss per Share

      The following table sets forth the computation of basic and diluted net loss per share:

                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       -------------------------   -------------------------
                                                       January 5,   December 30,   January 5,   December 30,
                                                          2002          2000          2002          2000
                                                       ----------   ------------   ----------   ------------
      Numerator:
         Net loss .................................     $ (9,617)     $ (4,984)     $(48,844)     $(15,849)
                                                        ========      ========      ========      ========

      Denominator:
         Denominator for net loss per share, basic-
          weighted-average shares outstanding .....       32,538        32,258        32,479        32,189

         Effect of dilutive securities:
          Dilutive options outstanding ............           --            --            --            --
                                                        --------      --------      --------      --------

         Denominator for net loss per share,
          diluted-adjusted weighted-average shares        32,538        32,258        32,479        32,189
                                                        ========      ========      ========      ========

      Net loss per share, basic and diluted .......     $  (0.30)     $  (0.15)     $  (1.50)     $  (0.49)
                                                        ========      ========      ========      ========

      Options and warrants to purchase 11,752 shares of common stock were outstanding at January 5, 2002, but were not included in the computation of diluted loss per share for the three and nine months ended January 5, 2002, because the effect would be antidilutive.

      Options and warrants to purchase 8,210 shares of common stock were outstanding at December 30, 2000, but were not included in the computation of diluted loss per share for the three and nine months ended December 30, 2000, as the effect would be antidilutive.


7.    Business Segment Information

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

      A summary of the Company's operations by geographic area is presented below:

                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                     --------------------------    --------------------------
                                     JANUARY 5,    DECEMBER 30,    JANUARY 5,    DECEMBER 30,
                                        2002           2000           2002           2000
                                     ----------    ------------    ----------    ------------
      Revenue:
          United States .........    $   20,969     $   26,073     $   63,579     $   88,635
          Europe ................         9,833         17,699         30,982         44,998
          Transfers between areas          (975)        (1,751)        (2,367)        (6,113)
                                     ----------     ----------     ----------     ----------
      Total revenue .............    $   29,827     $   42,021     $   92,194     $  127,520
                                     ==========     ==========     ==========     ==========

      Operating loss:
          United States .........    $   (4,287)    $   (6,135)    $  (18,530)    $  (19,559)
          Europe ................          (133)          (150)           202         (1,309)
                                     ----------     ----------     ----------     ----------
      Total operating loss ......    $   (4,420)    $   (6,285)    $  (18,328)    $  (20,868)
                                     ==========     ==========     ==========     ==========


                                     JANUARY 5,     APRIL 7,
                                        2002          2001
                                     ----------    ----------

      Identifiable assets:
          United States .........    $   49,272    $  105,170
          Europe ................        19,681        23,790
                                     ----------    ----------
      Total assets ..............    $   68,953    $  128,960
                                     ==========    ==========

8.    Prepaid Expenses and Other Receivables

      The Company entered into a Master Lease Agreement with WebUseNet Corporation ("WebUseNet") as of September 28, 2001, and amended October 25, 2001, whereby WebUseNet, Lessee, agreed to pay minimum lease payments of $73 per month for 18 months for the use of the Company's departmental storage solution equipment. Upon expiration of the lease term, title to the equipment transfers to the Lessee. As a result, the Company recorded product revenue, professional service revenue, and installation revenue of $1,053, $75, and $10, respectively, in September 2001.

      As of January 5, 2002, the lease payment receivable, unearned interest, and executory costs were $1,089, $ 120, and $5, respectively. The first payment for $73 was received in November 2001.


9.    Goodwill and Other Intangibles

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

      The Company was required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and Statement 142 effective January 1, 2002. Companies with fiscal year ends beginning after March 15, 2001, who have not yet issued financial statements for their first interim period may early adopt Statement 142. The Company has elected to adopt Statement 142 as of April 8, 2001, the beginning of fiscal year 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

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

      In connection with the transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there is an indication that goodwill and equity method goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

      As of January 5, 2002, the Company had remaining goodwill related to the acquisition of National Peripherals, Inc. ("NPI") of $5,184. During the third quarter of fiscal year 2002, the Company wrote off the remaining balance of goodwill related to the investment in Caldera of $4,209. Such loss has been included in "Equity in net loss of affiliate" in the Company's Condensed Consolidated Statements of Operations. Because of the adoption of Statement 142, $463 and $1,852 of goodwill amortization expense incurred in the same quarter of the prior year and in fiscal year 2001, respectively, will no longer be recognized.

      An assessment for goodwill impairment was performed by an independent third party in the second quarter of fiscal 2002. Income and Market Approaches were used for reporting unit valuations. The methodology used to implement the Income Approach was the Capitalized Income Approach that bases the value of an asset on the future cash flows attributable to that asset. The methodologies used to implement the Market Approach were the Market Multiples Methodology, which results in an indication of value by comparing the business being appraised to guideline publicly traded companies, and the Similar Transactions Methodology, which develops an indication of value based on prices paid for comparable businesses. Because the Company's reportable business segments were based upon geographic areas, it had two reporting units, the United States and Europe. The lower of the total of the market value estimated for each reporting unit or the total market value of the Company's stock at the Valuation Date was used as the total value of each of the reporting units in performing the reporting unit valuations. The result of the test showed that the Company did not meet SFAS 142 requirements for reporting unit valuations. Therefore, additional valuation procedures, the Underlying Asset Valuations, were required to determine whether goodwill was impaired. This step involved the comparison of the fair value of the business enterprise for the Company to its carrying value. Based on the valuation procedures employed, as of April 8, 2001, the fair value of goodwill exceeded the reported carrying value of the goodwill and, therefore, no impairment was recorded.

      In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), which supersedes both Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement 121") and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

      The Company is required to adopt Statement 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending July 6, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.


10.   Comprehensive Loss

      The components of comprehensive loss are as follows:

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 --------------------------    --------------------------
                                                 JANUARY 5,    DECEMBER 30,    JANUARY 5,    DECEMBER 30,
                                                    2002           2000           2002           2000
                                                 ----------    ------------    ----------    ------------
      Net loss ..............................    $   (9,617)    $   (4,984)    $  (48,844)    $  (15,849)
      Foreign currency translation adjustment          (146)        (1,079)           128         (1,267)
                                                 ----------     ----------     ----------     ----------
      Total comprehensive loss ..............    $   (9,763)    $   (6,063)    $  (48,716)    $  (17,116)
                                                 ==========     ==========     ==========     ==========


11.   Related Party Transactions

      In the normal course of business, the Company sold goods and services to Center 7, Inc. ("Center 7"), a subsidiary of the Canopy Group, Inc. ("Canopy"). Goods and services sold to Center 7 in the third quarter of fiscal years 2002 and 2001 were $150 and $46, respectively. Sales to Center 7 in the first nine months of fiscal years 2002 and 2001 were $500 and $138, respectively. Raymond J. Noorda, Chairman of the Board of Directors of the Company, is the Chairman of the Board of Directors of Canopy. Ralph J. Yarro, III, one of our Directors, is also a Director, President and Chief Executive Officer of Canopy. Canopy beneficially owns approximately 45% of our outstanding common stock. At January 5, 2002 and April 7, 2001, there was $150 and $15 due from Center 7, respectively.

      On April 1, 2001, MTI entered into a PilotCenter Master Services Agreement with Center 7. Under this Agreement, Center 7 provides for a number of enterprise management services to MTI. The enterprise management services include monitoring and management of certain of MTI's "Managed Assets" (Managed Assets includes: installation and operation of an advanced help desk function for MTI customers, MTI field service representatives and the MTI Network Operations Center ("NOC")). As part of these services, Center 7 provides MTI customers with email notification of help desk ticket status and MTI Field representatives with robust email notifications of tickets. The Agreement further provides an improvement in functionality for the NOC, demonstration capabilities of functionality for select MTI product models, and operation, management and monitoring of the help desk systems on a twenty four hours, seven days a week, and three hundred and sixty five days a year basis. These services are provided based upon a Center 7 owned appliance that is installed at MTI and connected to Center 7's operations in Lindon, Utah. Additionally, the Agreement provides software, maintenance, implementation, hardware, monitoring, updates, AHD integration, and Center 7 PCC service. MTI pays Center 7 $50 per month for the services. The Initial Term of the Agreement is 36 months. Upon the expiration of the Initial Term, the term of the Agreement is extended automatically on a month-to-month basis, unless and until either party gives the other no less than thirty (30) days' notice of termination, provided, that either party may terminate the Agreement for any reason, with or without cause, after the Initial Term. Management believes that the above amount represents the fair value of services provided.

      The Company, on behalf of Helius, Inc. ("Helius"), a subsidiary of Canopy, purchased approximately $225 in PC Boards from Philips Digital Network. Upon receiving the boards from Philips, the Company forwarded the goods to Helius without price mark-up.


12.   Commitments and Contingencies.

      From July through September 2000, several class action complaints were filed against the Company and several officers, alleging that defendants were aware of adverse information that they failed to disclose during that period and, hence, that they violated specified provisions of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The plaintiffs in those cases filed a Consolidated Amended Complaint in the federal court for the Central District of California on or about December 5, 2000, making similar allegations. After the court granted the Company's motion to dismiss that complaint, plaintiffs filed a First Amended Complaint, and, on October 9, 2001, the court denied the Company's motion to dismiss the new complaint and permitted plaintiffs to file a Second Amended Complaint. The Second Amended Complaint was filed on October 24, 2001. This complaint alleges a class period from July 22, 1999 to July 12, 2000. The Company believes the lawsuit is without merit and intends to continue to defend the suit vigorously.

      The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position, results of operations, or liquidity.

      We recently entered into a Confidential Settlement and Release Agreement in which we agreed to pay $0.7 million plus interest by March 4, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements set forth herein are not historical or based on historical facts and constitute "forward-looking statements" involving known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements, expressed or implied, by such forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company's revenue, markets, margin, the effect of accounting changes, proprietary product sales, customers, service and support costs, investment in research and development, foreign currency hedging activity, dependence on new products, international sales and quarterly fluctuations. The Company's transition to sales of its proprietary products and its focus of sales efforts on Global 2000 accounts may not be successful. The Company may fail to achieve anticipated revenue levels and efficiencies of operation. Given these uncertainties, investors in the Company's common stock are cautioned not to place undue reliance on such forward-looking statements. Recent terrorist attacks in the United States, as well as future events occurring in response or in connection to them, including, without limitation, future terrorist attacks against the United States targets, actual conflicts involving the United States or its allies or military or trade disruptions could negatively impact our business, financial condition, results of operation and may result in the volatility of the market price of our common stock and on the future price of our common stock. Additional information on potential factors that could affect the Company's financial results is included in the Company's Annual Report on Form 10-K for the year ended April 7, 2001.

OVERVIEW

MTI Technology Corporation is a leading provider of high-availability, fault-tolerant solutions for the enterprise-storage marketplace. We design, develop, manufacture, sell and support a complete line of integrated products and services that provide customers with a full range of hardware, software and networking components as well as sophisticated professional services, which we combine into one solution to provide continuous access to online information. We have historically sold our products and services to Global 2000 companies for their data center computing environments. During fiscal 2000, the Company's markets expanded to include e-commerce Internet-related businesses, or IRBs, such as content providers, online retailers and web-based advertisers. However, during fiscal 2001, because of the lack of liquidity and resulting higher risk of success of the IRBs, the Company experienced a decrease in demand for its proprietary products from IRBs. The Company elected to pursue sales from Fortune 1000 and Global 2000 customers.

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

                                         FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                         --------------------------    -------------------------
                                         JANUARY 5,    DECEMBER 30,    JANUARY 5,    DECEMBER 30,
                                            2002           2000           2002           2000
                                         ----------    ------------    ----------    ------------
Net product revenue .................         59.3%          69.9%          59.5%          70.3%
Service revenue .....................         40.7           30.1           40.5           29.7
                                          --------       --------       --------       --------
     Total revenue ..................        100.0          100.0          100.0          100.0

Product gross profit ................         22.8           29.4           17.6           33.8
Service gross profit ................         40.1           33.7           40.0           31.9
                                          --------       --------       --------       --------
     Gross profit ...................         29.8           30.7           26.7           33.3

Selling, general and administrative .         35.5           36.3           36.1           39.1
Research and development ............          9.1            9.3           10.5           10.6
                                          --------       --------       --------       --------
     Operating loss .................        (14.8)         (14.9)         (19.9)         (16.4)

Interest and other income, net ......          3.6            2.3            3.8            2.5
Equity in net loss of affiliate .....        (20.2)          (2.6)         (10.3)          (2.6)
Loss on foreign currency transactions         (0.8)          (0.6)          (0.2)          (0.3)
Income tax benefit (expense) ........           --            3.9          (26.4)           4.4
                                          --------       --------       --------       --------
     Net loss .......................        (32.2)%        (11.9)%        (53.0)%        (12.4)%
                                          ========       ========       ========       ========


Net Product Revenue: Net product revenue for the third quarter of fiscal 2002 decreased $11.7 million, or 39.8% from the same quarter of the prior year. This decrease was primarily because of a $4.0 million, or 24.2%, and a $7.7 million, or 59.3% decrease in domestic and international product revenue, respectively. Compared to the third quarter of fiscal 2001, library and software sales decreased by 55.6% and 70.1% domestically and internationally, respectively. Net product revenue for the first nine months of fiscal 2002 decreased $34.8 million, or 38.8% from the same period of the prior year. The continued economic downturn and the September 11, 2001 tragedy contributed significantly to the decreasing demand for our information-storage systems and software. We usually receive most of our orders in the last weeks and days of the quarter and we believe the terrorist attacks resulted in a decline in sales in September 2001.

Service Revenue: Despite a substantial decrease in product revenue, service revenue for the third quarter and for the first nine months of fiscal 2002 decreased by only 4.0% and 1.3% over the same quarter and period of the prior year. We have been successful in replacing the warranty and maintenance revenue from the IRB customers with professional service revenue such as Storage Area Networks implementation and storage consolidation services, back-up services, replications and redeployment services.

Product Gross Profit: Product gross profit was $4.0 million for the third quarter of fiscal 2002, a decrease of $4.6 million, or 53.4% from the same quarter of the preceding year, and the gross profit percentage of net product sales was 22.8% for the third quarter of fiscal 2002 as compared to 29.4% for the same period of the prior year. The product gross profit percentage decrease was mainly because of reduced manufacturing efficiencies resulting from lower production volumes as well as changes in product mix. In the United States in particular, we sold more D-100, Vivant S-Series without the switches, which have a lower margin. Vivant V-Series sales that carried a higher product margin have declined. These decreases were partially offset by reduced costs of sales from lower headcount, mandatory pay cuts, and mandatory vacations.

Product gross profit was $9.7 million for the first nine months of fiscal 2002, a decrease of $20.7 million, or 68.2% over the same period of the preceding year, and the gross profit percentage of net product sales was 17.6% for the first nine months of fiscal 2002 as compared to 33.8% for the same period of the prior year. These decreases are primarily the result of lower volumes, change in product mix and additional inventory reserves of $4.9 million which consisted primarily of additional reserves for Gladiator 6700 inventory that was recorded in the first quarter of fiscal 2002. These decreases were partially offset by reduced costs of sales from lower headcount, mandatory pay cuts, and mandatory vacations.

Service Gross Profit: Service gross profit was $4.9 million for the third quarter of fiscal 2002, an increase of $0.6 million, or 14.3% from the same period of the previous year. The gross profit percentage of service revenue increased to 40.1% in the third quarter of fiscal 2002 as compared to 33.7% in the same quarter of the preceding year. Service gross profit was $15.0 million for the first nine months of fiscal 2002, an increase of $2.9 million, or 23.9% from the same period of the previous year. The gross profit percentage of service revenue increased to 40.0% for the first nine months of fiscal 2002 as compared to 31.9% in the same period of the preceding year. The increase in service gross profit is primarily attributable to decreased infrastructure costs resulting from reduced manpower, mandatory pay cuts, mandatory vacations, and cost control on travel-related expenses.

Selling, General and Administrative: Selling, general and administrative expenses for the third quarter of fiscal 2002 decreased $4.7 million, or 30.5% over the same quarter of the preceding year. Selling, general and administrative expenses for the first nine months of fiscal 2002 decreased $16.5 million, or 33.2% from the same period of the preceding year. This decrease was primarily due to a decrease in salary and benefit expenses resulting from reduced headcount, reduced compensation rates and mandatory vacations, a decrease in bad debt expense, a decrease in travel-related expenses, and the elimination of goodwill amortization expense related to our acquisition of National Peripherals, Inc. resulting from the adoption of Statement 142. Goodwill amortization expense was $463 and $1,487 for the three and nine months ended December 30, 2000.

Research and Development: Research and development expenses for the third quarter of fiscal 2002 decreased $1.2 million, or 30.8% over the same quarter of the preceding year. Research and development expenses for the first nine months of fiscal 2002 decreased $3.8 million, or 28.5% from the same period of the preceding year. This decrease was primarily attributable to a decrease in inflows of expensed components to complete the development of new products. Other factors that caused the decrease in research and development expenses were a 35% reduction of manpower, salary cuts and mandatory vacations. In order to minimize costs, we consolidated our Research and Development centers; we closed the center located in Northern California and moved the facility to Southern California. We are continuously trying to fully utilize our facilities.

Interest and Other Income, Net: The net other income for the third quarter and the first nine months of fiscal 2002 remained almost constant as compared to that from the same period of the preceding year.

Inflation and Foreign Currency Exchange: We recorded $0.2 million in foreign exchange loss during the first nine months of fiscal year 2002, as compared to $0.5 million in foreign exchange loss in the same period of the prior year. In order to minimize the risk of foreign exchange loss, we have used hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial-market risks, none of which were outstanding at January 5, 2002. There can be no assurance, however, that such actions successfully will reduce our exposure to financial-market risks.

Income Tax Expense (Benefit): The income tax expense for the third quarter of fiscal 2002 was zero, as compared with the income tax benefit of $1.7 million for the same quarter last year. Income tax expense for the first nine months of fiscal 2002 was $24.3 million, as compared with the income tax benefit of $5.6 million for the same period of the preceding year. We recorded a valuation allowance against the remaining $24.3 million net deferred-tax asset because our management believed it more likely than not that we would not realize the benefits of the deferred tax asset because of the decline in the market value of our holding of Caldera stock and continued softness in the American and European markets for our products.

NEW ACCOUNTING STANDARDS

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), which supersedes both Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement 121") and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending April 6, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of Statement 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and working capital were $7.5 million and $12.4 million, respectively, at January 5, 2002. Decreases in cash and cash equivalents of $8.8 million or 54.0%, from April 7, 2001, were mostly due to cash used in operations and in investing activities. Net operating activities used cash of $5.3 million for the first nine months of fiscal 2002, which was attributable to the net loss from continuing operations of $48.8 million offset by $43.5 million in non-cash adjustments and changes in assets and liabilities primarily consisting of deferred taxes, inventories, net loss in equity investment of affiliate, deferred income, provision for inventory obsolescence, and depreciation.

Effective February 9, 1996, we entered into an agreement with EMC Corporation (the "EMC Agreement") by which we sold to EMC substantially all of our existing patents, patent applications and related rights. Pursuant to the EMC Agreement, we were entitled to receive $30.0 million over the life of this agreement, in six equal annual installments of $5.0 million each. As of January 2001, we had received all installments. We also were to receive royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the EMC Agreement. As part of the maximum $30.0 million of royalties, minimum royalties of $10.0 million were to be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the EMC Agreement, and within thirty days of each subsequent anniversary thereof. As of March 2001, we had received all installments. Also, pursuant to the terms of the EMC Agreement, $10.0 million of the maximum $30.0 million of royalties will be received in five equal annual installments as a result of a computer and technology agreement between EMC and International Business Machines Corporation announced in March 1999. The first two annual installments were received in March 2000 and March 2001.

We entered into a Master Lease Agreement with WebUseNet Corporation ("WebUseNet") as of September 28, 2001, and amended October 25, 2001, whereby WebUseNet, Lessee, agreed to pay minimum lease payments of $0.07 million per month for 18 months for the use of our departmental storage solution equipment. Upon expiration of the lease term, title to the equipment transfers to the Lessee. As a result, we recorded product revenue, professional service revenue, and installation revenue of $1.05 million, $0.08 million, and $0.01 million, respectively, in September 2001.

As of January 5, 2002, the lease payment receivable, unearned interest, and executory costs were $1,09 million, $0.12 million, and $0.05 million, respectively. The first payment for $0.07 million was received in November 2001.

We entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank and General Electric Capital Corporation as of July 22, 1998, and amended July 22, 1999, whereby we could borrow up to $30.0 million under an asset-secured domestic line of credit, limited by the value of pledged collateral. On September 22, 2000, we renewed our agreement with Silicon Valley Bank and General Electric Capital Corporation. The agreement allowed us to borrow at a rate equal to the prime rate plus 1%. Borrowings under the line of credit were subject to certain financial and operating covenants, including, without limitation, various financial covenants requiring us to maintain a minimum quick ratio, debt-net worth ratio, tangible net worth, and a maximum net loss. The loan agreement also restricted us from paying any dividends. The term of the agreement was for one year. The quick ratio, the profitability, and the maximum net loss covenants of the Loan Agreement were amended on May 31, 2001. During the first quarter of fiscal 2002, we were in default under the Amended Loan Agreement for failing to comply with covenants relating to the maximum debt to tangible net worth ratio and the maximum net loss. As of September 22, 2001, General Electric Capital Corporation terminated the agreement and thus its commitment to extend credit to us.

We then entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank as of October 29, 2001, and further amended November 8, 2001, whereby we may borrow up to $15.0 million, limited by, among other things discussed below, the value of pledged collateral, at a rate equal to the prime rate plus 1.5%, under an asset-secured domestic line of credit. The pledged collateral consists primarily of certain accounts receivable. Borrowings under this line of credit are subject to certain covenants, including, without limitation, a financial covenant requiring us to maintain a minimum tangible net worth, banking and investment account relationship, subordination agreement, patents, trademarks and copyrights, landlord agreement, warrants, continuing guaranty, and an Amended and Restated continuing guaranty. The term of the agreement is for one year. The loan agreement also restricts us from paying any dividends.

As part of the Amended and Restated Loan and Security Agreement, we, on January 11, 2002, issued a warrant to Silicon Valley Bank to purchase 190,678 shares of our Common Stock at an exercise price of $2.36 per share. The term of the warrant is five years. We have valued the warrant using the Black-Scholes option pricing model, with the following assumptions: expected life - 297 days; risk free interest rate - 4.5%; expected volatility - 121%; and dividend yield -
0. The fair value of approximately $131,353 will be amortized on a straight-line basis as interest expense over the agreement term.

As of January 5, 2002, and February 11, 2002, there were no borrowings outstanding under the Amended Loan Agreement and we were in compliance with the financial covenant.

We have available for use a credit line of up to $15.0 million, described above, and may elect to borrow under the credit line at any time. However, our borrowing is limited by the value of the pledged collateral, and certain other exclusions such as over 90 day balances, governmental customers, service revenue and other factors which currently substantially reduces our borrowing capacity under the credit line. For example, we had borrowing capacity under the credit line of approximately $1.7 million as of January 5, 2002. Given the current economic and competitive climate, we continue to closely monitor our liquidity resources. Based on our current level of operating and capital expenditures, we expect that we will seek additional outside financing to strengthen our liquidity position going forward. However, we can provide no assurances that such financing will be available on terms acceptable to us, if at all.

We recently entered into a Confidential Settlement and Release Agreement in which we agreed to pay $0.7 million plus interest by March 4, 2002.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our European operations transact in foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound sterling and the Euro. We have and may continue to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks, none of which were outstanding at January 5, 2002. There can be no assurance that such actions will successfully reduce our exposure to financial market risks.

We maintain a $15 million credit line. The interest rate applied to any debt outstanding under this credit line is equal to the prime rate plus 1.5% and is, therefore subject to a certain amount of risk arising from fluctuations in these rates. However, we believe that a 10% increase in interest rates would not have a material impact on our results of operations.

                                     PART II

                                OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

From July through September 2000, several class action complaints were filed against the Company and several officers, alleging that defendants were aware of adverse information that they failed to disclose during that period and, hence, that they violated specified provisions of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The plaintiffs in those cases filed a Consolidated Amended Complaint in the federal court for the Central District of California on or about December 5, 2000, making similar allegations. After the court granted the Company's motion to dismiss that complaint, plaintiffs filed a First Amended Complaint, and, on October 9, 2001, the court denied the Company's motion to dismiss the new complaint and permitted plaintiffs to file a Second Amended Complaint. The Second Amended Complaint was filed on October 24, 2001. This complaint alleges a class period from July 22, 1999 to July 12, 2000. The Company believes the lawsuit is without merit and intends to continue to defend the suit vigorously.

We are also, from time to time, subject to claims and suits arising in the ordinary course of business. In our opinion, the ultimate resolution of these matters will not have a materially-adverse effect on our financial position, results of operations, or liquidity.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 23, 2001, the Company issued a warrant to purchase 10,500 shares of common stock to John E. Osborne and a warrant to purchase 4,500 shares of common stock to Kenneth J. Virnig as consideration in connection with employment-search services provided by Messrs. Osborne and Virnig. The exercise price of the warrants is $3.00 per share of common stock. Both warrants will expire on October 23, 2006.

In connection with amending and restating a loan and security agreement with Silicon Valley Bank on November 8, 2001, the Company issued a warrant to purchase 190,678 shares of common stock on January 11, 2002 to Silicon Valley Bank. The exercise price of the warrant is $2.36 per share of common stock. The warrant will expire on January 11, 2007.

The grant of the warrants discussed above is exempt from the provisions of
Section 5 of the Securities Act of 1933, as amended (the "Securities Act") under
Section 4(2) thereof. These transactions were made directly by the Company without use of an underwriter or placement agent and without payment of commissions or other remuneration. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or advertising. Prior to making any offer or sale, the Company had reasonable grounds to believe and believed that each prospective investor was capable of the merits and risks of the investment and was able to bear the economic risk of the investment. Each purchaser represented that such purchaser was an accredited investor and agreed that the securities would not be sold without registration under the Securities Act or exemption therefrom.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

3.1 Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (No. 33-75180).

3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit A of the Company's Information Statement on Schedule 14C filed with the Commission on April 3, 2000).

3.3   Amended and Restated Bylaws of the Company, dated January 18, 2002.

4.8 Amended and Restated Registration Rights Agreement, dated January 11, 2002, between the Company and Silicon Valley Bank.

10.49 Amendment to Loan Documents, dated November 8, 2001, between the Company and Silicon Valley Bank.

10.50 Subordination Agreement, dated November 7, 2001, between the Company and Silicon Valley Bank.

10.51 Amended and Restated Continuing Guaranty, dated November 8, 2001, between the Company and Silicon Valley Bank.

10.52 Warrant to Purchase 190,678 shares of Common Stock, issued to Silicon Valley Bank, dated January 11, 2002.

10.53 Master Services Development Agreement, dated June 1, 2001, between the Company and Center 7, Inc.


(b)   Reports on Form 8-K:

      None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2002.


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

3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit A of the Company's
            Information Statement on Schedule 14C filed with the Commission on April 3, 2000).

3.3         Amended and Restated Bylaws of the Company, dated January 18,
            2002.

4.8         Amended and Restated Registration Rights Agreement, dated January
            11, 2002, between the Company and Silicon Valley Bank.

10.49       Amendment to Loan Documents, dated November 8, 2001, between the
            Company and Silicon Valley Bank.

10.50 Subordination Agreement, dated November 7, 2001, between the Company and Silicon Valley Bank.

10.51 Amended and Restated Continuing Guaranty, dated November 8, 2001, between the Company and Silicon Valley Bank.

10.52       Warrant to Purchase 190,678 shares of Common Stock, issued to
            Silicon Valley Bank, dated January 11, 2002.

10.53 Master Services Development Agreement, dated June 1, 2001, between the Company and Center 7, Inc.