Form 10-K
period 2002-04-06
MTI TECHNOLOGY CORP
filed 2002-07-05
CIK 901696

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 6, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-23418

MTI Technology Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3601802 (I.R.S. Employer Identification No.)

4905 East La Palma Avenue

Anaheim, California 92807
(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code:

(714) 970-0300

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value
(Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $9,500,630 on June 14, 2002, based on the closing sale price of such stock on The Nasdaq National Market. The number of shares outstanding of Registrant’s Common Stock, $0.001 par value, was 32,733,728 on June 14, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Form 10-K

Proxy Statement for 2002 Annual Meeting of Stockholders	III

PART I

Item 1.     Business

Introduction

      MTI Technology Corporation was incorporated in California in March 1981 and reincorporated in Delaware in October 1992. Our principal executive offices are located at 4905 East La Palma Avenue, Anaheim, California 92807. Our telephone number at that location is (714) 970-0300. References in this Form 10-K to “we,” “our,” “us,” the “Company” and “MTI” refer to MTI Technology Corporation and its consolidated subsidiaries.

      All references to years refer to our fiscal years ended April 4, 1998, April 3, 1999, April 1, 2000, April 7, 2001 and April 6, 2002, as applicable, unless the calendar year is specified. References to dollar amounts that appear in the tables and in the Notes to Consolidated Financial Statements are in thousands, except share and per share data amounts, unless otherwise specified. The fiscal year ended April 7, 2001 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.

Overview

      MTI Technology Corporation is a provider of high-availability, fault-tolerant solutions for the mid-range and enterprise-storage marketplace. We offer a complete line of integrated products and sophisticated professional services that provide customers with a full range of hardware, software and networking components and support, which we combine into one solution. We have historically sold our products and services to Global 2000 companies for their data center computing environments. In an effort to restore profitability and improve liquidity, we plan to shift our focus away from our proprietary products to a broader range of third-party integrated products.

      The products we sell and support are compatible with Sun Solaris, HP-UX, Windows NT, Novell Netware, IBM AIX, and Linux operating systems, which enable us to address a broad range of customer applications and markets.

      Our customers represent a cross section of industries and governmental agencies and range from Fortune 500 companies to small businesses. No single customer accounted for more than 10 percent of total revenue during fiscal years 2002, 2001 and 2000.

Significant Business Developments

Restructuring

      We continue to restructure our operations (the “Restructuring”) in an effort to reduce operating expenses. Over the past two years, we have reduced our workforce headcount by approximately 45% and have recently shut down our facilities in Sunnyvale, California; Boston, Massachusetts; Austin, Texas; Denver, Colorado; Florida and North Carolina. We have begun the process, which we expect to complete by the second quarter of fiscal 2003, of consolidating all manufacturing and assembly operations into our facility in Dublin, Ireland. We also anticipate reducing the amount of space leased for our corporate headquarters after our Anaheim lease expires in January 2003.

      As part of the Restructuring, we plan to emphasize our expertise in the design, deployment and servicing of integrated solutions for the enterprise-storage marketplace. We anticipate changing our product sales mix away from proprietary products to integrated products, such as Vivant 400, an IBM/ Mylex-based product. We also anticipate selling a higher proportion of non-MTI branded products. Although we expect to continue to develop and manufacture proprietary products, we plan to do so at significantly reduced levels, resulting in lower research and development expenditures.

      The primary goal of the Restructuring is to reduce costs. We believe the Restructuring may have other benefits as well, including: the ability to offer a wider range of products; greater flexibility in designing solutions for our customers; and the ability to react more quickly to changing technologies.

      We face significant risks and uncertainties in connection with the Restructuring and we have incurred substantial charges in connection with the Restructuring, more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Despite the Restructuring activities that have taken place to date, we have continued to incur recurring losses from operations. There can be no assurance that the Restructuring will be successful or that the anticipated cost savings will be realized. Please see “Risk Factors” for additional risks related to the Restructuring.

Canopy Loan Agreement

      In February 2002, The Canopy Group, Inc. (“Canopy”), our largest stockholder, lent us $1.9 million. We then entered into a Loan Agreement (the “Canopy Loan Agreement”) with Canopy on June 27, 2002, allowing us to borrow, subject to certain conditions, up to $7.0 million under a revolving line of credit. The line will mature on June 30, 2003, bearing an interest rate of nine percent per annum and will be secured by a security interest in substantially all of our assets. The outstanding $1.9 million loan has been converted to borrowings against this line of credit. The Canopy Loan Agreement contains negative covenants placing certain restrictions on our ability to repurchase capital stock, pay dividends or make distributions, purchase or sell assets, incur liens on our assets, incur additional debt, merge with another entity, make loans or investments, amend our charter Certificate of Incorporation or bylaws or issue stock. Although we are currently in compliance with all of the terms of the Canopy Loan Agreement, and believe that we will remain in compliance, there can be no assurance that we will be able to borrow under the Canopy Loan Agreement. Canopy may terminate the Canopy Loan Agreement and declare all amounts outstanding immediately due and payable upon an event of default, including upon 30 days notice in the event that Canopy in good faith deems its interest in MTI to be insecure, the value of the collateral to have significantly declined, or the prospect of timely payment or performance to be impaired. Canopy owns approximately 14,463,000 shares, or 44.7%, of our issued and outstanding common stock. Raymond Noorda, Chairman of MTI, is also Chairman of the Canopy Group and the beneficial owner of the majority interest in the Canopy Group. See Note 7 of Notes to Consolidated Financial Statements.

      In addition, on June 27, 2002, we entered into a termination agreement with Silicon Valley Bank, dated as of June 25, 2002, terminating our $15 million credit facility. Due to certain financial covenant restrictions, with which we were not in compliance, we were unable to borrow under this credit facility and thus, had no outstanding borrowings as of June 27, 2002 under our facility with Silicon Valley Bank.

Caldera Stock Repurchase

      On June 26, 2002, we entered into an agreement with Caldera International, Inc. (“Caldera”), whereby Caldera agreed to purchase all of the approximately 1.19 million shares of Caldera common stock held by us at a per share purchase price of $.90, for a total of approximately $1.1 million. The transaction is scheduled to close on or before July 8, 2002, subject to the satisfaction of certain closing conditions. There can be no assurance that such conditions will be satisfied.

EMC Agreement

      Effective February 9, 1996, we entered into an agreement (the “EMC Agreement”) with EMC Corporation (“EMC”), in which we sold to EMC substantially all of our existing patents, patent applications and related rights. We were entitled to receive $30.0 million over the life of the EMC Agreement. The final payment of $5.0 million was received in January 2001. We also were entitled to receive royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the EMC Agreement.

      As part of the maximum $30.0 million in royalties, minimum royalties of $10.0 million were to be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the EMC Agreement, and within thirty days of each subsequent anniversary thereof. As of March 2001, we had received all installments. Also, as a result of a computer and technology agreement between EMC and IBM announced in March 1999, the minimum royalties of $10.0 million were to be increased to $15.0 million. Payments were to be received under the EMC Agreement in five equal annual installments. We received the first three annual installments in March 2000, March 2001 and March 2002, and are expecting to receive the two remaining annual installments of $3.0 million in March 2003 and 2004.

      We also received from EMC an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the applicable patents. This license will terminate in the event of a change in control of the Company involving certain acquirers. As part of the EMC Agreement, MTI and EMC granted to each other a license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the EMC Agreement for a period of five years, which expired February, 2001. See Note 12 of Notes to Consolidated Financial Statements.

Our Market

      In the last decade, there has been a dramatic increase in the volume of data created, stored, processed and accessed throughout business organizations and this growth is projected to continue in the long term. In addition, organizations have recognized the increasing value of their data as strategic, competitive and often mission-critical assets. These organizations are demanding rapid and reliable access to this data 24 hours-a-day, 7 days-a-week and 365 days-a-year.

      We have historically sold our products and services to Global 2000 companies for their data center computing environments. During fiscal 2000, our markets expanded to include Internet Related Businesses (IRBs) such as content providers, online retailers and web-based advertisers. However, during fiscal 2001, because of the lack of liquidity and resulting higher risk of success of the IRBs, we experienced a decrease in demand for our proprietary products from IRBs and thus, we elected to pursue sales from Fortune 1000 and Global 2000 customers. In an effort to restore profitability and improve liquidity, we plan to shift our focus away from our proprietary products to a broader range of third-party integrated products.

      The information technology industry has been negatively affected by global economic slowdown, the terrorist attacks of September 11, 2001, and reductions in information technology expenditures. As a result, the demand for our products has decreased. Continued adverse changes in the economy would negatively impact revenues and margins in fiscal year 2003.

Our Solution

      Our professional services staff evaluates our customers’ storage management needs and designs comprehensive, individualized storage solutions. We integrate various third-party products into a comprehensive, flexible storage solution. Our goal is to enable customers to purchase a single, integrated storage system, rather than multiple components requiring integration by the customer.

      Our data storage solutions are designed to provide our customers with continuous access to their mission-critical data, while enhancing performance of their applications and reducing their information-technology staff’s management and support tasks. We provide these benefits to customers through the delivery of advanced technology, extensive services and broad support.

      Key elements of our solution include:

•	an international support and service organization that assists customers in determining their data storage needs, designing, implementing and maintaining their systems, and training their personnel; and

•	our certification for interoperability among multiple operating systems.

      We refer to our complete integrated enterprise storage solutions as MTI Data Services, which are delivered through our principal product line, Vivant. The Vivant solution is based upon a combination of various third-party products, as well as our proprietary Fibre Channel data-storage servers for Storage Area Network (“SAN”) and Network Attached Storage (“NAS”) connectivity. Vivant systems include the necessary networking components to create sophisticated fabric-based configurations; application software to enable backup, replication, management and high availability options; and a service and support offering designed to ensure that our systems perform to the specifications to which they were designed.

      As discussed above, pursuant to the Restructuring, we anticipate that our product offerings will place less emphasis on MTI’s proprietary products and will integrate more third-party products. Thus, we may sell fewer Vivant-branded systems or may integrate more third-party products into the Vivant line.

      Our integration of technology, services and support into a single storage solution is designed to reduce the complexity and cost of building and managing discrete SAN and NAS systems. This combination also increases the efficiency of data-storage usage by giving an information technology manager the flexibility to allocate storage across heterogeneous platforms. Furthermore, our cross-platform interoperability is designed to help protect a customer’s investment in the event of migrating to a new server platform.

Our Products

      Our product offerings include storage solutions consisting of Redundant Array of Independent Disks (“RAID”) storage subsystems, high-performance storage servers and high-speed switches for fiber channel fabric connections, tape-library systems and data-management software. In the past, we have sold MTI-branded products, which included our proprietary software and architecture. As part of our Restructuring, we plan to focus on the design, sale and servicing of solutions in which we integrate third-party products, and place less emphasis on the development of proprietary solutions.

Storage Server Products

      Our storage server products include the Vivant 400 family, a highly modular architecture that scales from the mid-range to the enterprise and the Vivant S-Series family, which is designed for use in departments and divisions of larger organizations. These products are used primarily with Sun Solaris, HP-UX, Windows NT/2000, Novell NetWare, Linux and IBM AIX.

Tape Library Systems

      Tape library systems provide a lower-cost, slower-access method of recording and retrieving large amounts of data, in comparison to magnetic disk systems. Tape libraries typically are used for recording a secondary backup copy of the data, thus providing extra data protection. We market and sell tape library systems that are used primarily with Sun Solaris, HP-UX, Windows NT/200, Novell NetWare, Linux and IBM AIX.

Data Management Software

      We developed our data-management software to be employed for the direct support and management of stored data and data-storage devices. In addition to our own proprietary software, we market and sell Veritas, Legato and FalconStor products to create a comprehensive, cross-platform approach for enterprise-wide solutions for network data protection and storage management.

      Revenue from server products represented approximately 65%, 61% and 74% of net product revenue in fiscal years 2002, 2001 and 2000, respectively. Revenues from tape-library systems represented approximately 26%, 32% and 20% of net product revenue in fiscal years 2002, 2001 and 2000, respectively. Revenues from data-management software represented approximately 9%, 7% and 6% of net product revenue in fiscal years 2002, 2001 and 2000, respectively. See Note 11 of Notes to Consolidated Financial Statements.

Customer Service and Support

      The quality and reliability of our products and the continuing support of these products are important elements of our business. Pursuant to the Restructuring, we believe that the expertise of our professional services staff and the delivery of high quality customer service will be of even greater importance, as we intend to emphasize our capabilities in the design, deployment and service of storage management systems.

      As of May 27, 2002, we provide direct service for all of our products through a service organization of 156 people, who are located in more than 20 service locations in the United States and Europe. We currently offer a variety of customer services that include system and software maintenance of MTI-manufactured products, as well as other open-system platforms, consulting services, storage-management integration and training. We offer on-site service response within four hours, 24 hours-a-day, seven-days-week, 365 days-a-year. We provide our customers with a warranty against defects in proprietary hardware products for one year domestically and for two years internationally. As of April 6, 2002, approximately 71% of our customers who purchased our products have entered into post-warranty maintenance contracts with us. Service revenue represented approximately 41%, 31% and 22% of our total revenue in fiscal years 2002, 2001 and 2000, respectively.

Sales and Marketing

      In the United States, we primarily market and sell our products directly to end users through our field sales organization and indirectly through selected distributors and resellers. As of May 27, 2002, our domestic sales organization consisted of 56 people, located in 11 sales offices in 11 states. This sales organization includes a technical field support staff of approximately 11 systems consultants, who provide consulting services and have experience in the management of complex data and implementing distributed client-server systems. As of May 27, 2002, we marketed our products internationally through our field sales organization of 32 people, with five offices located in Germany, France and the United Kingdom, and indirectly through independent distributors. International sales represented 34%, 36% and 28% of our total revenue in fiscal years 2002, 2001 and 2000, respectively. See Note 11 of Notes to Consolidated Financial Statements.

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

Product Development

      The computer industry is characterized by rapid technological change and is highly competitive with respect to product innovation and introduction. To develop the many different technologies that support our product development strategy, we have assembled several engineering teams with complementary expertise, consisting of approximately 38 people as of May 27, 2002. During fiscal years 2002, 2001 and 2000, our research and development spending was approximately $12,700, $19,100 and $16,000, respectively. Pursuant to our plan to integrate more third party products, we may reduce staffing levels and expenditures for product development.

      We have two separate primary product development centers: one is located at our corporate headquarters in Anaheim, California, and a second, the System Engineering Center, is located in Westmont, Illinois. Pursuant to the Restructuring, we plan to devote fewer resources in developing proprietary products and plan to consolidate the operations to avoid redundancy at the two facilities, with the Westmont facility serving as our interoperability center while the Anaheim center will become our sustaining and software development facility.

Manufacturing

      Our manufacturing operations are located in Dublin, Ireland and in our Anaheim facility. We have begun the process, which we expect to complete by the second quarter of fiscal 2003, of consolidating all manufacturing and assembly operations to our facility in Dublin, Ireland. Manufacturing operations consist primarily of final systems integration and reliability testing and rely principally upon outside production companies for the fabrication and assembly of circuit boards. These outside production companies contract with us to produce and assemble products in accordance with our specifications. This “turnkey” approach to product manufacturing reduces our capital and employee requirements and allows us to adopt manufacturing technologies as they emerge.

      The principal components used in our products include networking components, circuit boards, disk drives and chassis. We procure all of our principal components from outside suppliers and have established manufacturing relationships with a number of key vendors. We generally use parts and components available from multiple vendors. However, for our Vivant product line, we currently purchase disk drives from Seagate Technology, Inc. and Xyratex Corporation, chip sets solely from QLogic Corporation and RAID controllers for the Vivant “S/D and Vivant 400” series solely from IBM/ Mylex Corporation. To date, we have been able to obtain these components and we believe that adequate quantities are available for our needs. Disruptions in supply or significant increases in component costs from these vendors would have an adverse effect on our results from operations. See “Risk Factors — We are dependent on limited source suppliers for principal components used in our products, and disruptions in supply or significant increases in component costs could materially harm our business.”

Competition

      The market for our products is extremely competitive. We have a number of competitors in various markets, including EMC, Hewlett-Packard Company, Sun Microsystems, Inc., IBM, and Network Appliance, Inc., each of which has substantially greater name recognition, engineering, manufacturing and marketing capabilities, and greater financial and personnel resources than we have. We expect to experience increased competition from established and emerging computer storage hardware and management software companies, particularly Hewlett-Packard, Sun Microsystems, IBM, and EMC. As we focus more on the integration of third party products, we may face even greater competition from manufacturers and resellers, both in terms of product sales and providing maintenance services for such products.

      Since our goal is to enable customers to purchase a single, integrated storage system, rather than multiple components requiring integration by the customer, we believe the principal elements of competition include quality of service and support and responsiveness to customer and market needs, as well as price, product quality, reliability and performance. There can be no assurance that we will be able to compete successfully or that competition will not have a materially-adverse effect on our results of operations. See “Risk Factors — The markets for our products are intensely competitive which may lead to reduced sales of our products, reduced profits and reduced market share for our business.”

Proprietary Rights

      We rely on a combination of patent, copyright, trademark and trade-secret laws, employee and third-party non-disclosure agreements and technical measures to protect our proprietary rights in our products. Although we continue to take appropriate measures to protect our proprietary rights, there can be no assurance that these measures will be successful. Also, the laws of certain foreign countries may not protect our intellectual property to the same extent as the laws of the United States. See “Risk Factors — Our intellectual property is critical to our business and, if we are unable to protect our intellectual property, the success of our business and our results of operations could be materially harmed.”

      Pursuant to the EMC Agreement, we sold to EMC substantially all of our then-existing patents, patent applications, and related rights. We have an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the patents sold to EMC. The license we were granted pursuant to the terms and conditions of that Agreement will terminate in the event of a change of control of the Company involving certain identified acquirers. As part of the EMC Agreement, MTI and EMC granted to each other the license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the agreement for a period of five years. Such licenses expired in February 2001.

      Although we often seek patents on our products, we believe that patents are of less significance in our industry than other items such as technical expertise, timeliness and quality of the support services that we provide.

Employees

      As of May 27, 2002 we had 392 full-time employees worldwide, including 7 in marketing, 88 in sales, 156 in service support, 48 in manufacturing and quality assurance, 38 in engineering and research and development and 55 in general, administration and finance. None of our employees are represented by a labor union, and we consider our relations with our employees to be good.

Item 2.	Description of Property

      Our corporate offices, including marketing, sales and support, research and development, general administration, finance functions and manufacturing, are located in Anaheim, California, in a leased facility consisting of approximately 131,000 square feet. These premises are occupied under a lease agreement that expires on January 31, 2003. As part of our consolidation of manufacturing and assembly operations to our facility in Dublin, Ireland, we plan to cease manufacturing activities in Anaheim. Due to the transfer of manufacturing activities, as well as the previous reductions in the number of employees at our corporate headquarters, we anticipate requiring less space and plan to reduce the amount of space leased for our corporate headquarters after the Anaheim lease expires.

      We abandoned our 21,700-square-foot facility located in Sunnyvale, California, in the fourth quarter of fiscal year 2002; however, we are still obligated under the lease agreement that expires on July 31, 2006. We are seeking a sub-tenant in order to realize cost savings from the closure of the Sunnyvale facility, however, due to the current market conditions in the area, there can be no assurance that we will be able to sub-lease the facility in a timely manner. We have a 28,500-square-foot facility in Dublin, Ireland, in which we perform assembly and testing on a limited number of products, for which the lease expires in 2023. In addition, we have an 18,600 square foot facility in Westmont, Illinois, used for sales and sales technical support, under a lease expiring on June 30, 2005.

      We also lease approximately 17 sales and support offices located throughout the U.S. and Europe.

Item 3.	Legal Proceedings

      From July through September 2000, several class action complaints were filed against us and several of our officers, alleging that we were aware of adverse information that we failed to disclose primarily during fiscal 2000 and, hence, that we violated specified provisions of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The plaintiffs in those cases filed a consolidated amended complaint in the federal court for the Central District of California on or about December 5, 2000, making similar allegations. This consolidated complaint alleges a class period from July 22, 1999 to July 27, 2000 and alleges that the defendants were aware of certain adverse information that they failed to disclose during that period. We filed a motion to dismiss the complaint which the district court granted. However, the plaintiffs filed a Second Amended Complaint, and, on October 9, 2001, the district court denied our motion to dismiss that complaint. The Second Amended Complaint alleges a class period from July 22, 1999 to July 12, 2000. The trial date is August 19, 2003.

      The plaintiffs have not specified the amount of damages they seek. Although we believe the alleged claims in this lawsuit are without merit and are defending the lawsuit vigorously, due to the inherent uncertainties of the litigation process and the judicial system, we are unable to predict the outcome of this litigation. This litigation may result in substantial costs and distract management’s attention and resources. As of April 6, 2002, we met the deductible of our insurance policy. In addition, a judgment against us in this case could have a material adverse effect on our results of operations and liquidity.

      We are also, from time to time, subject to claims and suits arising in the ordinary course of business. In our opinion, the ultimate resolution of these matters are not expected to have a materially-adverse effect on our financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of MTI’s stockholders during the fourth quarter of fiscal year 2002.

Executive Officers of the Registrant

      The following table sets forth the names and ages of all executive officers of the Registrant as of June 14, 2002. A summary of the background and experience of each of these individuals is set forth below.

Name	Age	Position(s)

Thomas P. Raimondi, Jr.	44	Vice Chairman, President and Chief Executive Officer
Keith Clark	48	Senior Vice President and General Manager Europe
Mark A. Franzen	57	Chief Financial Officer and Secretary
Venki Venkataraman	53	Senior Vice President, Product Planning
Kenneth D. Simpson	49	Vice President, Information Technology and Chief Information Officer

      Thomas P. Raimondi, Jr. was named our President and Chief Executive Officer in December 1999 and Vice Chairman of the Board of Directors in April 2001. From July 1998 to December 1999, Mr. Raimondi was our Chief Operating Officer. Mr. Raimondi served as Senior Vice President and General Manager from May 1996 until July 1998 and was Vice President, Strategic Planning, Product Marketing, and Director of Marketing from 1987 until May 1996. Mr. Raimondi resigned from Caldera Systems, Inc. Board of Directors in July 2002.

      Keith Clark was named our Senior Vice President and General Manager Europe in April 2000. Mr. Clark was our Vice President European Operations from June 1994 to April 2000. Mr. Clark joined us in January 1990 as European Client Services Manager. Before joining us, Mr. Clark served in a number of senior-management positions within Europe during a ten-year period for System Industries, Inc., a data-storage company in the DEC marketplace.

      Mark A. Franzen was named our Chief Financial Officer and Secretary in June 2002. Before joining MTI, from November 1999 to June 2002, Mr. Franzen was Chief Financial Officer of Y Media Corporation, a start-up company in the digital imaging fabless semiconductor industry. Mr. Franzen served as Chief Financial Officer for various hi-tech companies from March 1980 to June 1999 including Storage Concepts, Level One Communications and Micro Peripherals, Inc. He served as Chief Financial Officer for R&G Sloane Manufacturer, a manufacturer of molded and excluded plastic from August 1975 to March 1980, and Senior Audit Manager for Price Waterhouse from January 1967 to July 1975.

      Venki Venkataraman was named Senior Vice President of Product Planning in February 2002. Mr. Venkataraman served as Senior Vice President of Operations and Services from September 2000 to January 2002, as Senior Vice President of Manufacturing from June 1998 to August 2000 and as Vice President of Operations from April 1996 to June 1998. Before joining MTI, Mr. Venkataraman served in several capacities for The Foxboro Company, a division of Siebe PLC, from August 1988 to April 1996. His most recent position with Foxboro was Manager of Product Development for the systems products division, a post he held for two years.

      Kenneth D. Simpson was named Vice President, Information Technology and Chief Information Officer in March 2001. Before joining MTI, Mr. Simpson was a consultant in SAP National Practice for marchFirst, a full-service information-systems consulting firm, from January 2000 to March 2001. Mr. Simpson served as Director of Information Technology for Digital Generation Systems, a leading provider of electronic delivery of commercials from the advertising industry to the broadcast industry, from September 1998 to December 1999. Before joining Digital Generation, Mr. Simpson served as Director of Information Systems for Tri Valley Growers, a food manufacturing company, from July 1995 to September 1998.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

Principal Market and Prices

      Our common stock is quoted on the Nasdaq National Market. The following table sets forth the range of high and low sales prices per share of our common stock for each quarterly period as reported on The Nasdaq National Market for the periods indicated. The price of our common stock at the close of business on June 14, 2002 was $0.5200. See “Risk Factors — Our securities may be removed from Nasdaq listing.”

	Sales Prices

	High	Low

Fiscal Year 2001
First Quarter	27.6250	6.8130
Second Quarter	8.2500	3.5630
Third Quarter	9.6250	3.0630
Fourth Quarter	5.3750	1.6560
Fiscal Year 2002
First Quarter	2.6000	1.4500
Second Quarter	1.8600	0.6800
Third Quarter	2.6700	0.7400
Fourth Quarter	2.2300	0.8700

Number of Common Stockholders

      The approximate number of record holders of our common stock as of June 14, 2002 was 376.

Dividends

      We never have declared or paid any dividends. We currently expect to retain earnings for use in the operation of our business and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future. Also, the terms of the Canopy Loan Agreement prohibit us from declaring or paying any cash dividends.

Warrants

      No warrants were exercised during fiscal year 2002.

Securities Authorized for Issuance

      The following table sets forth certain information as of April 6, 2002 with respect to equity compensation plans under which our equity securities are authorized for issuance:

	Number of Securities	Weighted-Average	Number of Securities
	to be Issued	Exercise Price	Remaining Available for
	Upon the Exercise of	of Outstanding	Future Issuance Under
	Outstanding Options,	Options, Warrants	Equity Compensation Plans
	Warrants and Rights	and Rights	(Excluding Securities
Plan Category	(A)	(B)	Reflected in Column(A))

Equity Compensation Plans Approved by Security Holders:
1987 Stock Option Plan	15.5	$2.25	—
1992 Stock Option Plan	481.0	7.13	—
1996 Stock Option Plan	7,981	7.86	—
1994 Directors’ Non-Qualified Stock Option Plan	80	13.13	—
2001 Stock Inventive Plan and 2001 Non- Employee Director Option Program(1)	2,051 (2)	1.32	2,942 (3)
2001 Employee Stock Purchase Plan	—	—	1,200
Warrants:
Ralph Yarro	150	18.75	—
GB Storage	56	12.00	—
Silicon Valley Bank	191	2.36	—
Equity Compensation Plans Not Approved by Security Holders:
None.

(1)	The 2001 Non-Employee Director Option Program functions as part of the 2001 Stock Incentive Plan.

(2)	2,001 shares and 50 shares related to the 2001 Stock Incentive Plan and the 2001 Non-Employee Director Option Program, respectively.

(3)	The maximum aggregate number of shares allocated for the SIP increases by 3% annually, subject to terms and conditions of the SIP.

Item 6.     Selected Financial Data

	Fiscal Year Ended

	April 6,	April 7,	April 1,	April 3,	April 4,
	2002	2001	2000	1999	1998

Selected Statement of Operations Data:
Net product revenue	$69,519	$111,820	$177,770	$157,456	$163,707
Service revenue	48,399	49,870	49,327	44,193	36,304

Total revenue	117,918	161,690	227,097	201,649	200,011
Product gross profit	13,053	39,291	71,202	50,689	56,747
Service gross profit	18,648	14,628	18,871	16,276	14,262

Gross profit	31,701	53,919	90,073	66,965	71,009
Operating expenses:
Selling, general and administrative	43,211	66,249	64,506	45,657	40,818
Research and development	12,742	19,095	16,017	12,765	12,475
Restructuring charges	4,911	393	—	—	—

Total operating expenses	60,864	85,737	80,523	58,422	53,293

Operating income (loss)	(29,163)	(31,818)	9,550	8,543	17,716
Other income, net	4,182	4,258	3,822	3,739	2,557
Equity in net loss and write-down of net investment of affiliate	(9,504)	(4,800)	(2,824)	—	—
Loss on foreign currency transactions	(542)	(552)	(323)	(669)	(237)

Income (loss) before income taxes	(35,027)	(32,912)	10,225	11,613	20,036
Income tax expense (benefit)	24,598	3,529	(15,095)	1,521	2,020

Net income (loss)	$(59,625)	$(36,441)	$25,320	$10,092	$18,016

Net income (loss) per share:
Basic	$(1.83)	$(1.13)	$0.84	$0.35	$0.68

Diluted	$(1.83)	$(1.13)	$0.76	$0.34	$0.62

Weighted average shares used in per share computations:
Basic	32,548	32,233	30,268	28,451	26,674

Diluted	32,548	32,233	33,232	29,710	29,112

Selected Balance Sheet Data:
Cash and cash equivalents	$8,420	$16,320	$8,791	$7,213	$7,768
Working capital	3,269	27,514	51,434	29,997	16,711
Total assets	61,698	128,960	180,947	113,778	105,091
Short-term debt	2,035	127	1,500	5,824	7,904
Long-term debt, less current maturities	461	621	—	—	—
Total stockholders’ equity	20,113	78,750	113,495	54,141	42,146

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Certain statements set forth herein are not historical or based on historical facts and constitute “forward-looking statements” involving known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements, expressed or implied, by such forward-looking statements. Forward-looking statements include, but are not limited to, statements about the our Restructuring, revenue, markets, margin, the effect of accounting changes, attempts to raise additional funds or to secure an additional credit facility, proprietary product sales, customers, service and support costs, investment in research and development, foreign currency hedging activity, anticipated decreases in spending, dependence on new products, international sales and quarterly fluctuations. Our transition to sales of integrated solutions and focus of sales efforts on Global 2000 accounts may not be successful. We may fail to achieve anticipated revenue levels and efficiencies of operation. Given these uncertainties, investors in our common stock are cautioned not to place undue reliance on such forward-looking statements. Recent terrorist attacks in the United States, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks against United States targets, actual conflicts involving the United States or its allies, or military or trade disruptions could negatively impact our business, financial condition, results of operations and may result in increased volatility in the market price of our common stock. See “Risk Factors.” This discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto contained elsewhere in this report.

Restructuring

      We are continuing to implement our Restructuring activities in an effort to reduce operating expenses. Over the past two years, we have reduced our workforce headcount by approximately 45% and have recently shut down our facilities in Sunnyvale, California; Boston, Massachusetts; Austin, Texas; Denver, Colorado; Florida and North Carolina. We have begun the process, which we expect to complete by the second quarter of fiscal 2003, of consolidating all manufacturing and assembly operations into our facility in Dublin, Ireland. We also anticipate reducing the amount of space leased for our corporate headquarters after our Anaheim lease expires in January 2003.

      As part of the Restructuring, we plan to emphasize our expertise in the design, deployment and servicing of integrated solutions for the enterprise-storage marketplace. We anticipate changing our product sales mix away from proprietary products to integrated products, such as Vivant 400, an IBM/ Mylex-based product. We also anticipate selling a higher proportion of non-MTI branded products. Although we expect to continue to develop and manufacture proprietary products, we plan to do so at significantly reduced levels, including lower research and development expenditures. The transition to integrated products is expected to have a negative impact on our gross margins.

      The primary goal of the Restructuring is to reduce costs. We believe the Restructuring may have other benefits as well, including: the ability to offer a wider range of products; greater flexibility in designing solutions for our customers; and the ability to react more quickly to changing technologies.

      We face significant risks and uncertainties in connection with the Restructuring and we have incurred substantial charges in connection with the Restructuring, described below. Despite the Restructuring activities that have taken place to date, we have continued to incur recurring losses from operations. There can be no assurance that the Restructuring will be successful or that the anticipated cost savings will be realized. Please see “Risk Factors” for additional risks related to the Restructuring.

Critical Accounting Policies

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities as of the date of our financial statements.

      We based our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially produce materially different results under different assumptions and conditions. We believe the following critical accounting policies, among others, reflect significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed discussion of the application of these and other accounting policies, see notes to the consolidated financial statements.

      Revenue Recognition. Sales of our equipment are recorded upon shipment, net of an allowance for estimated returns, as long as no significant post-delivery obligations exist and collection of the resulting receivable is probable and the amount is determinable. Product sales are not contingent upon customer testing, approval and/or acceptance. Revenue from equipment maintenance contracts is recorded as deferred income when billed and is recognized as earned over the period in which the services are provided, primarily straight-line over the term of the contract. We accrue for warranty expense at the time revenue is recognized and maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated warranty costs and sales volumes.

      We apply Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” whereby revenue is recognized from software licenses, provided the software has been delivered to the customer, persuasive evidence of an arrangement exists, the price charged to the customer is fixed or determinable at fair value and there are no significant obligations on our part related to the sale and the resulting receivable is deemed collectible, net of an allowance for returns, cancellations and maintenance, including vendor and post-contract support obligations. Revenue from maintenance agreements is recognized ratably over the term of the related agreement. Revenue from consulting and other software-related services is recognized as the services are rendered.

      Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for services. We analyze accounts receivable, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an inability to make payments, additional allowances may be required.

      Income Taxes. We are required to estimate our income taxes which includes estimating our current income taxes as well as measuring the temporary differences resulting from different treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets or liabilities. We apply Statement 109, “Accounting for Income Taxes”; under the asset and liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, net of a valuation allowance. We have recorded a full valuation allowance against our deferred tax assets as management has determined that it is more likely than not that these assets will not be utilized. In the event that actual results differ from our estimates, our provision for income taxes could be materially impacted.

      Valuation of Goodwill and Other Intangible Assets. We assess the impairment of goodwill and other intangible assets in accordance with Financial Accounting Standards Board Statement No. 142 on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Upon the adoption of Statement No. 142 in fiscal 2002, the carrying value of our goodwill and other intangible assets was determined to not be impaired. Changes in assumptions and estimates included within this analysis could produce significantly different results than those identified above and those recorded in the consolidated financial statements.

      Inventories. Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and forecasts. We use rolling forecasts based upon anticipated product orders to determine our component and product inventory requirements. Lead times for products, materials and components that we order may vary significantly and depend upon factors such as specific supplier requirements, contract terms and current market demand. As a result, our product and component requirement forecasts may not be accurate. If we overestimate our product or component requirements, we may have excess inventory, which could lead to additional excess and obsolete charges.

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

	Fiscal Year Ended

	April 6,	April 7,	April 1,
	2002	2001	2000

Net product revenue	59.0%	69.2%	78.3%
Service revenue	41.0	30.8	21.7

Total revenue	100.0	100.0	100.0
Product gross profit	18.8	35.1	40.1
Service gross profit	38.5	29.3	38.3

Gross profit	26.9	33.3	39.7
Selling, general and administrative	36.6	41.0	28.4
Research and development	10.8	11.8	7.1
Restructuring charges	4.2	0.2	—

Operating income (loss)	(24.7)	(19.7)	4.2
Other income, net	3.6	2.6	1.7
Equity in net loss of affiliate	(8.1)	(3.0)	(1.2)
Loss on foreign currency transactions	(0.5)	(0.3)	(0.1)
Income tax (expense) benefit	(20.9)	(2.2)	6.6

Net income (loss)	(50.6)%	(22.6)%	11.2%

      Net Product Revenue: Net product revenue for fiscal year 2002 decreased $42.3 million, or 38% from fiscal year 2001. This decrease was the result of decreased revenue of $22.8 million, $17.6 million and $1.9 million from server products, tape libraries and software products, respectively. Server products revenue in fiscal year 2002 from the Vivant product family was $36.0 million, down from $42.7 million in fiscal 2001. The decrease was primarily due to the decrease in sales volume, mainly from the decrease in sales of our proprietary products resulting from the global economic slowdown and our inability to penetrate Global 2000 customers. Increased competition has also contributed to the decline in revenue. Our business is greatly affected by general economic and business conditions. Continued softness in the information technology market in both the United States and in Europe and consumers’ uncertainty about the global economic condition could result in further reduced demand for our products and services. As a result of the weakened global economy, consumers are postponing or reducing expenditures, causing our revenue, our operating results and our financial condition to decline. The downturn also has led to Restructuring actions such as, but not limited to, the relocation of manufacturing activities, complete or partial abandonment of underutilized facilities, headcount reduction, fixed asset write offs and inventory write offs. As a result, we are shifting to integrated third party products. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services, and thus, our operating results.

      Net product revenue for fiscal year 2001 decreased $66.0 million, or 37% from fiscal year 2000. This decrease was primarily the result of decreased revenues of $63.7 million and $2.1 million from server products and software products, respectively. Server products revenues in fiscal year 2001 from the Vivant product family was $42.7 million, down from $67.7 million in fiscal 2000. We transitioned our sales focus during fiscal 2000 towards our proprietary products and away from our third party resale products. As a result of this transition, we increased our sales efforts with IRBs. However, during fiscal 2001, because of the lack of liquidity and resulting higher risk of success of the IRBs, we experienced a decrease in demand for our proprietary products from IRBs. We elected to pursue sales to Fortune 1000 and Global 2000 customers. These customers typically have a longer procurement cycle, which adversely affected net product revenue during fiscal year 2001. Moreover, the secondary effect of the many IRB collapses affected our ability to grow revenues. Furthermore, a weakening economy resulted in a decreasing demand for the information-storage systems, software and services.

      Service Revenue: Service revenue was $48.4 million for fiscal year 2002, a decrease of $1.5 million, or 3%, from fiscal year 2001. This decrease was primarily due to our inability to fully offset lost revenue from maintenance contract that expired with revenue from renewed and new maintenance contracts. The lower number of renewals is attributable to the loss of customers to competitors during the fiscal year. Due to concerns about our financial position, existing customers may be more reluctant to renew their maintenance contracts.

      Service revenue was $49.9 million for fiscal year 2001, an increase of $0.5 million, or 1%, from fiscal year 2000. Increased revenue from maintenance contracts for increased field population was the main cause of this increase.

      Product Gross Profit: Product gross profit was $13.1 million for fiscal year 2002, a decrease of $26.2 million, or 67%, from fiscal year 2001. The gross profit percentage of net product sales was 19% for fiscal year 2002 as compared to 35% for fiscal year 2001. This decrease was primarily due to additional inventory reserves of $4.9 million in the first quarter and $2.1 million in the fourth quarter of fiscal year 2002, which consisted primarily of additional reserves for Gladiator 6700, 8700 and 8900 inventories. Furthermore, increased pricing competition and reduced manufacturing efficiencies resulting from lower production volumes as well as changes in product mix contributed to the lower product gross margin. Although our Restructuring activities are designed to lower our cost structure and increase product gross profit at lower production volumes, there can be no assurance that such activities will be successful. In addition, product gross profit may decline further in connection with our shift to integrated third party products, as we may face increased pricing competition for such products from a greater number of competitors selling the same third party products.

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

      Service Gross Profit: Service gross profit for fiscal year 2002 increased $4.0 million, or 27%, from fiscal year 2001. The gross profit percentage for service revenue was 39% in fiscal year 2002, as compared to 29% for fiscal year 2001. The increase in service-gross profit was primarily attributable to decreased infrastructure costs resulting from reduced manpower, mandatory pay cuts, mandatory vacations, and cost control on travel-related expenses.

      Service gross profit for fiscal year 2001 decreased $4.2 million, or 22%, from fiscal year 2000. The gross-profit percentage for service revenue was 29% in fiscal year 2001, as compared to 38% for fiscal year 2000. The decrease in service-gross profit was primarily attributable to increased employment costs from the hiring of additional staff anticipated for service offerings. We expected the number of installed Vivant units to increase in fiscal year 2001 over fiscal 2000 levels. During the first nine months of fiscal year 2001, we hired more service-and-support staff. We were upgrading the skills of our staff to support the increased volume of proprietary product and service offerings. As a result, service cost of revenue increased in fiscal year 2001. This cost did not continue to increase in fiscal year 2002 because we now have sufficient field-service staff.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses in fiscal year 2002 decreased $23.0 million, or 35%, over fiscal year 2001. The decrease in selling, general and administrative expenses was due to substantial reduction in salary and benefit expenses by $11.1 million which resulted from reduced headcounts, elimination of amortization of goodwill of $2.7 million, reduction in bad debt expense by $3.4 million, reduction in communication and freight charges by $ 0.5 million, reduction in marketing and promotional expenses by $0.3 million, reduction in professional and consulting fees by $0.6 million, and reduction in travel and lodging expenses by $4.4 million. Please see “Critical Accounting Policies” for greater detail regarding goodwill accounting.

      Selling, general and administrative expenses in fiscal year 2001 increased $1.7 million, or 3%, over fiscal year 2000. This increase was because of bad debt expense of $4.3 million, primarily as a result of internet-related customer non-payments, and a $2.2 million charge to write down goodwill related to the purchase of certain product lines from RAXCO, Inc. There were other expenses of $.9 million in legal. These increases were partly offset by lower salary, commission and bonus expense of $5.0 million.

      Research and Development Expenses: Research and development expenses in fiscal year 2002 decreased $6.4 million, or 33%, from fiscal year 2001. This decrease was primarily due to headcount reductions, substantially lower project costs, reduced travel and lodging expenses and consulting fees. During the fourth quarter of fiscal year 2002, we abandoned our under-utilized research and development facility in Sunnyvale, California, and consolidated our research and development activities in the Anaheim, California and Westmont, Illinois facilities. Pursuant to the Restructuring, we plan to devote fewer resources developing proprietary products and plan to consolidate our operations to avoid redundancy at the two facilities, with the Westmont facility serving as our interoperability center while the Anaheim center will become our sustaining and software development facility. As a result, research and development expenses are expected to continue to decrease in fiscal year 2003.

      Research and development expenses in fiscal year 2001 increased $3.1 million, or 19%, from fiscal year 2000. This increase was primarily for increased development costs associated with hiring more staff to complete expansion of the Vivant product line at the high end and also to expand our reach to the mid-range product line.

      Restructuring: During the fourth quarter of fiscal year 2002, we recorded a restructuring charge of $4.9 million which consisted of $4.3 million, $0.3 million and $0.3 million charges related to abandonment of either underutilized or historically unprofitable facilities, headcount reduction of 56 employees or 13%, and disposal of fixed assets, respectively. Of the 56 employees terminated, 15, 8, 6, 10, 14 and 3 were from Sales, Marketing, General and Administrative, Field Services, Research and Development and Manufacturing departments, respectively. The expected cash impact of the restructuring charge is $0.28 million, related to severance, of which $0.07 million was paid in fiscal year 2002. The remaining $0.21 million will be paid in fiscal year 2003. We are attempting to complete transitioning our manufacturing facility to Dublin, Ireland by the end of the second quarter of fiscal year 2003. In order to further reduce expenses, in June 2002, we approved additional Restructuring actions such as, but not limited to, additional facility and headcount reductions in the first half of fiscal year 2003. As a result of the Restructuring, we expect to reduce our domestic and European quarterly expense run-rate by approximately $1.4 million and $0.04 million, respectively. However, there can be no assurance that our expenses will be reduced to this extent.

      The amount accrued for the fourth quarter fiscal year 2002 Restructuring activities as of April 6, 2002, was as follows:

In Millions

Abandoned facilities	$4.3
Workforce reduction	0.2

Total	$4.5

      During the fourth quarter of fiscal year 2001, we included a charge of $0.4 million for severance in operating expenses. Of this charge, $0.3 million and $0.1 million were paid during fiscal year 2001 and fiscal year 2002, respectively. The Restructuring included an aggregate net reduction of the workforce by 86 employees or 13%. As a result of the Restructuring, we realized quarterly expense savings of $1.3 million beginning in the second quarter of fiscal 2002.

      Other Income, Net: Other income, net in fiscal year 2002 decreased $0.07 million, or 2%, over fiscal year 2001. This decrease was primarily due to decreased income from EMC as we received the last payment for a patent sale in fiscal 2001, coupled with a decrease in interest expense. These decreases were partially offset by a favorable sales tax refund of $0.7 million in fiscal year 2002.

      Other income, net in fiscal year 2001 increased $0.4 million, or 11%, over fiscal year 2000. This increase was primarily from increased interest income and decreased interest expense in fiscal year 2001 as compared to the prior year. This was a result of increased average cash balance during the year and eliminated credit line balances.

      Equity in Net Loss and Write-Down of Net Investment of Affiliate: Equity in net loss of affiliate represents our proportionate share of Caldera’s net losses and amortization of the goodwill related to the investment made in Caldera in August 1999. The original investment in Caldera was $7.6 million and included: (a) cash payment of $3.0 million, (b) note payable of $3.0 million bearing interest at the prime rate plus one percent per annum and payable in two equal semi-annual payments beginning February 2000 and (c) investment costs of $1.6 million, including the issuance of a warrant to purchase 150,000 shares of our common stock. The excess of the our investment in Caldera over the related underlying equity in net assets of $6.9 million was being amortized on a straight-line basis over seven years. However, we adopted Statement 142 as of April 8, 2001, the beginning of fiscal year 2002, and therefore, ceased to amortize the remaining balance of goodwill related to the investment in Caldera of $4.2 million, which was written off during the third quarter of fiscal year 2002 due to an other than temporary decline in value and recognizing our proportional of share of Caldera’s net loss. Such loss has been included in “Equity in net loss of affiliate” in our fiscal year 2002 Consolidated Statement of Operations.

      Income Taxes: We recorded a net tax expense of $24.6 million for fiscal year 2002, $24.3 million related to the valuation allowance for deferred-tax assets recorded in the first quarter of fiscal year 2002. Because of the continued decline in the market value of our investment in Caldera and continued softness in the domestic and European markets for our products, management believes that it is more likely than not that we will not realize the benefits of the net deferred tax assets existing on April 6, 2002.

      We recorded a net tax expense of $3.5 million for fiscal year 2001, as compared to a net tax benefit of $15.1 million in fiscal year 2000. The increase was primarily because of the recording of a net $9.0 million expense related to the valuation allowance for deferred-tax assets. The net $9.0 million tax expense was partly offset by $5.5 million of tax benefit recorded in the first three quarters of fiscal year 2001. Our management believed, at the time base on our historical profitability, that it was more likely than not that we would realize the benefits of the net deferred tax asset existing at April 7, 2001 based on projected financial results and available tax planning strategies, including the realizable value of our Caldera investment. See Note 8 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

      We had cash and cash equivalents of $8.4 million and $16.3 million at April 6, 2002 and April 7, 2001, respectively, which was a decrease of $7.9 million. Net operating activities used cash of $6.4 million in fiscal year 2002, an increase in cash used of $24.6 million as compared to fiscal year 2001, primarily because of the net loss of $59.6 million which resulted from decreased revenues and margins. The net loss was partially offset by non-cash expenses of $49.2 million and cash provided by changes in operating assets and liabilities of $4.0 million. Net investing activities used cash of $3.3 million primarily as a result of capital equipment purchases. As of June 30, 2002, we had cash and cash equivalents of approximately $6.2 million.

      Net cash provided by financing activities was $2.2 million primarily because of borrowings from Canopy of $1.9 million, the exercise of stock options and the issuance of treasury shares, providing cash of $0.5 million, offset by capital lease payments of $0.2 million.

      We have experienced recurring decreases in revenues and margins, which have resulted in significant losses and cash used in operations and have significantly reduced available working capital. As of April 6, 2002, working capital was $3.3 million, as compared to $27.5 million at the end of the prior fiscal year. In response, we have taken the following actions:

•	During the fourth quarter of fiscal 2002, we implemented further Restructuring activities (see note 2), consisting primarily of a reduction in headcount and a complete or partial abandonment of under utilized facilities and fixed assets. As a result, we expect to reduce our quarterly cash outlays by approximately $2.0 million.

•	In June 2002, the management approved additional Restructuring activities such as, but not limited to, a reduction in headcount of approximately 60 individuals domestically and consolidation of under utilized facilities, particularly exiting unused portions of the Anaheim, California facility. Of the 60 people, 16, 1, 7, 15 and 21 are from Sales, Marketing, General and Administration, Research and Development and Manufacturing departments, respectively. As a result, we will record a restructuring charge of approximately $1.0 million in the first quarter of fiscal year 2003 and expect to reduce our quarterly cash outlay by $1.2 million.

•	In February 2002, we borrowed $1.9 million from Canopy, our largest stockholder. On June 27, 2002, in response to limited borrowing ability, we replaced our $15.0 million line of credit with Silicon Valley Bank with a $7.0 million revolving line of credit from Canopy. The outstanding $1.9 million loan has been converted to borrowings against this line of credit. The new line will mature on June 30, 2003, bearing an interest rate of nine percent per annum and will be secured by a security interest in substantially all of our assets. The Canopy Loan Agreement contains negative covenants placing certain restrictions on our ability to repurchase capital stock, pay dividends or make distributions, purchase or sell assets, incur liens on our assets, incur additional debt, merge with another entity, make loans or investments, amend our charter Certificate of Incorporation or bylaws or issue stock. Although we are currently in compliance with all of the terms of the Canopy Loan Agreement, and believe that we will remain in compliance, there can be no assurance that we will be able to borrow under the Canopy Loan Agreement. Canopy may terminate the Canopy Loan Agreement and declare all amounts outstanding immediately due and payable upon an event of default, including upon 30 days notice in the event that Canopy in good faith deems its interest in MTI to be insecure, the value of the collateral to have significantly declined, or the prospect of timely payment or performance to be impaired. Canopy owns approximately 14,463,000 shares, or 44.7%, of our issued and outstanding common stock. Raymond Noorda, Chairman of MTI, is also Chairman of the Canopy Group and the beneficial owner of the majority interest in the Canopy Group.

      We plan to undertake the following actions in the first half of fiscal 2003:

•	Sell our remaining shares of Caldera Corporation common stock. We entered into an agreement on June 26, 2002, to sell our remaining shares to Caldera and we expect to collect approximately $1.1 million in net proceeds.

•	Transition manufacturing from our Anaheim, California headquarters to our Dublin, Ireland facility further consolidating our Anaheim, California operations. All excess fixed assets and inventory will be brokered or re-deployed.

      Effective February 9, 1996, we entered into an agreement (the “EMC Agreement”) with EMC Corporation (“EMC”) in which we sold to EMC substantially all of our existing patents, patent applications and related rights. We were entitled to receive $30.0 million over the life of the EMC Agreement. The final payment of $5.0 million was received in January 2001. We also were entitled to receive royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the EMC Agreement.

      As part of the maximum $30.0 million in royalties, minimum royalties of $10.0 million were to be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the EMC Agreement, and within thirty days of each subsequent anniversary thereof. As of March 2001, we had received all such installments. Also, as a result of a computer and technology agreement between EMC and IBM announced in March 1999, the minimum royalties of $10.0 million were to be increased to $15.0 million. Payments were to be received under the EMC Agreement in five equal annual installments. We received the first three annual installments in March 2000, March 2001 and March 2002, and are expecting to receive the two remaining annual installments of $3.0 million in March 2003 and 2004.

      We believe that revenues and margins are at sustainable levels and working capital is adequate to fund operations for at least the next twelve months. If, however, revenues and margins continue to decrease, we may seek additional financing alternatives such as additional bank borrowings and/or public or private offerings of equity or debt securities. No assurance can be given that additional sources of financing will be available or that if available, such financing will be on terms favorable to us. If additional sources of financing are not available, we intend to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that such measures would be successful. See “Risk Factors — We will need additional financing to continue to carry on our existing operations, and such additional financing may not be available.”

      The following represents a comprehensive list of our contractual obligations and commitments as of April 6, 2002:

	Payments Due by Period

	Total	2003	2004	2005	2006	2007	Thereafter

	(In millions)
Note Payable	$1.90	$1.90	—	—	—	—	—
Lease Obligations	$10.92	$4.39	$2.78	$2.24	$1.09	$0.41	$0.01

	$12.82	$6.29	$2.78	$2.24	$1.09	$0.41	$0.01

Recent Accounting Pronouncements

      The FASB recently issued Statement No. 143, Accounting for Asset Retirement Obligations addressing financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Statement 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Statement 143 is effective for fiscal years beginning after June 15, 2002. We are currently examining the impact of this pronouncement on the results of our operations and financial position, but currently believe the impact will not be material.

      On October 3, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121. Statement 144 retains many of the fundamental provisions of Statement 121. Statement 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We will adopt Statement 144 in fiscal year 2003. The adoption is not expected to have a material impact on our results of operations or financial position.

      On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement updates, clarifies and simplifies existing accounting pronouncements. Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. The Company will adopt Statement 145 in fiscal 2003. Statement 145 is not expected to have a material impact on the Company’s results of operations or financial position.

Inflation and Foreign Currency Exchange

      We recorded $0.5 million in foreign exchange losses during fiscal year 2002, which resulted from European currency exchange rate fluctuations. In order to minimize our exposure to foreign currency fluctuations, we have used hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial-market risks, none of which were outstanding at April 6, 2002. There can be no assurance, however, that such actions successfully will reduce our exposure to financial-market risks.

Risk Factors

      The non-historical information in this Form 10-K constitute forward-looking statements and involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “anticipates,” “intends,” “plans” and similar expressions. Our actual results may differ materially from those discussed in these statements. The sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” contain a discussion of some of the factors that could contribute to those differences. Factors that could contribute to these differences include those discussed below and elsewhere in this Form 10-K.

We cannot predict the long-term impact of our recent Restructuring and cost reduction activities.

      We recently implemented Restructuring activities in an effort to reduce costs. These measures included reductions in our workforce and the elimination of certain under-utilized facilities, including offices in Sunnyvale, California, Boston, Massachusetts, Austin, Texas, Denver, Colorado, Florida and North Carolina. We reduced the number of our full-time employees from 549 on April 7, 2001 to 392 as of May 27, 2002. Please see “Significant Business Developments — Restructuring.”

      We may be unsuccessful in implementing the Restructuring. The Restructuring may fail to reduce expenses, fail to reduce expenses significantly enough or have other, unintended consequences, such as the loss of key employees, customers or a reduction of revenue. We may lose competitive advantages by shifting our focus away from proprietary products to third party, integrated products and may face greater competition for such product sales. We may be unsuccessful in differentiating ourselves from our competitors by emphasizing our service and support capabilities and could lose customers to the extent they have concerns about our financial viability. We may face increased competition for our services, especially with respect to customers purchasing third party products, who may perceive other companies as having comparable or greater expertise with respect to such products. Such customers may be less likely to enter support and maintenance contracts with us than customers who purchased our proprietary solutions.

      We cannot predict with any certainty the long-term impact of our workforce reductions and any reductions we are compelled to make in the future. Reductions in our workforce could negatively impact our financial condition and results of operations, as well as make it difficult to motivate and retain remaining employees, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business. We also cannot assure you that these measures will be successful in achieving the expected benefits within the expected time frames or that the workforce reductions will not impair our ability to achieve our current or future business objectives.

      In the fourth quarter of fiscal 2002, we incurred $4.9 million in charges relating to the Restructuring and will incur additional charges in the first quarter of fiscal 2003 associated with additional restructuring actions. We also may incur additional or unexpected costs associated with the Restructuring, such as ongoing lease obligations at closed facilities or severance costs for terminated employees. By focusing more on third party, instead of proprietary products, we may become more reliant on third parties to supply us with products. In addition, we may incur additional costs associated with negotiating new contractual relationships to broaden our offering of third party products. There can be no assurance that we will be able to successfully negotiate contracts with third party manufacturers necessary to implement the Restructuring. A failure to successfully implement the Restructuring would have a material adverse impact on our operations.

We may need additional financing to continue to carry on our existing operations, and such additional financing may not be available.

      We require substantial working capital to fund our business. We use cash generated from our operations, equity capital, bank financings and sales of our equity securities to fund capital expenditures, as well as to invest in and operate our existing operations.

      We believe that our working capital, cash flow from operating activities and amounts available under the Canopy Loan Agreement, assuming our ability to borrow the full amount under the Canopy Loan Agreement, will be sufficient to meet our operating and capital expenditure requirements for at least the next twelve months. However, Canopy may terminate the Canopy Loan Agreement and declare all amounts outstanding immediately due and payable upon an event of default, including upon 30 days notice in the event that Canopy in good faith deems itself to be insecure, the value of the collateral to have significantly declined from the date of the Canopy Loan Agreement, or the prospect of timely payment or performance to be impaired. If the Canopy Loan Agreement were terminated and all outstanding amounts declared immediately due and payable, we would require additional financing. In addition, projections for our capital requirements are subject to numerous uncertainties, including the cost savings expected to be realized from the Restructuring, the amount of service and product revenue generated in fiscal 2003 and general economic conditions. Despite the Restructuring activities that have taken place to date, we have continued to incur recurring losses from operations. There can be no assurance that the Restructuring will be successful or that the anticipated cost savings will be realized. Also, in the longer term, if we do not realize substantial cost savings from our Restructuring and achieve profitability, we will require additional funds in order to carry on our operations, and may seek to raise such funds through bank borrowings or public or private offerings of equity or debt securities or from other sources. No assurance can be given that additional financing will be available or that, if available, will be on terms favorable to us.

      We may need additional sources of financing in order to carry on our operations as presently conducted, which may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. If additional financing is required but not available to us, we would have to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that such measures would be successful. Our failure to raise required additional funds or to secure an additional credit facility would adversely affect our ability to:

•	maintain, develop or enhance our product offerings;

•	take advantage of future opportunities;

•	respond to competitive pressures; or

•	continue operations.

      Additional funds raised through the issuance of equity securities or securities convertible into our common stock may have the following negative effects on the then current common stockholders:

•	dilution in percentage of ownership in MTI; and

•	the rights, preferences or privileges of the new security holders may be senior to those of the common stockholders.

Our securities may be removed from Nasdaq listing.

      Our securities are currently listed and traded on the Nasdaq National Market. To maintain our listing, we must meet Nasdaq’s required continued listing standards including minimum stockholders’ equity, number of shareholders and bid price. On May 30, 2002, we received notice from Nasdaq that we were not in compliance with Nasdaq’s continued listing standards because the bid price of our common stock closed below $1.00 per share for 30 consecutive trading days. If we are not in compliance by August 28, 2002, we will be delisted. There can be no assurance that we will be in compliance with the continued listing standards in the future. If we are delisted, we may not be able to secure listing on other exchanges or quotation systems. This would materially adversely affect the price and liquidity of our common stock.

We are exposed to general economic conditions.

      Our business depends on general economic and business conditions. Continued softness in the information technology market in both the United States and in Europe and consumers’ uncertainty about the global economic condition could result in reduced demand for our products and services. As a result of the weakened global economy, consumers are postponing or reducing expenditures, causing our revenue, our operating results, and our financial condition to decline. The downturn also has led to restructuring actions. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services, and thus, our operating results.

Our business is affected adversely as a result of a weakening demand in the technology market.

      Our profitability depends upon the demand for information storage hardware, software and services as a whole. A decreasing demand for information-storage systems, software and services because of a weakening economy or otherwise, will result in decreased earnings.

A significant portion of our sales occurs in the last month of a given quarter and we operate without a significant backlog of orders. Consequently, our results of operations for that quarter may not meet our expectations.

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

The markets for our products and services are intensely competitive which may lead to reduced sales of our products, reduced profits and reduced market share for our business.

      The markets for our products and services are intensely competitive, and we expect competition to intensify in the future. If we fail to maintain or enhance our competitive position, we could experience pricing pressures and reduced sales, margins, profits and market share, each of which could materially harm our business. Furthermore, new products and technologies, whether developed by us or third parties, may depress the sales of existing products and technologies. Our customers’ requirements and the technology available to satisfy those requirements are continually changing. Therefore, we must be able to respond to these changes in order to remain competitive. Since we plan to place more emphasis on integrating third party products, our ability to respond to new technologies will be substantially dependent upon our contractual relationships with manufacturers. In addition, we must be able to quickly and effectively train our employees with respect to any new products or technologies. Since the third party products we sell are available from a large number of sources, we must distinguish ourselves by the quality of our service and support. The principal elements of competition in our markets include:

•	quality of service and support;

•	responsiveness to customer and market needs;

•	product price, quality, reliability and performance; and

•	ability to sell, service and deploy new technology.

      We have a number of competitors in various markets, including: EMC, Hewlett-Packard, Sun Microsystems, IBM, and Network Appliance, each of which has substantially greater name recognition, engineering, manufacturing, and marketing capabilities, and greater financial, technological, and personnel resources than we do.

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

      We have experienced quarterly fluctuations in operating results and we anticipate that these fluctuations may continue into the future. These fluctuations have resulted from, and may continue to be caused by, a number of factors, including:

•	changes in demand for our Vivant and S-Series lines of products and services;

•	the introduction of new products by our competitors and competitive pricing pressures;

•	the size, timing and terms of customer orders;

•	the timing of the introduction of new products and new versions of our products;

•	shifts in our product or services mix;

•	changes in our operating expenditures;

•	the timing of sales, marketing research and development expenditures; and

•	decreases in our gross profit as a percentage of revenues for mature products.

      Accordingly, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indications of our future performance. We cannot assure you that we will be profitable on a quarter to quarter basis or that our future revenues and operating results will meet or exceed the expectations of securities analysts and investors, any of which could cause a significant adverse change in the trading price of our common stock.

The success of our business depends upon our ability to sell new products on a timely basis.

      We believe that our ability to sell, deploy and service new, innovative products with features that respond to our customers’ changing demands and that incorporate new technological standards will be critical to our future success. We are dependent upon our ability to contract with manufacturers to sell their existing products, as well as new product introductions that address customer needs or achieve market acceptance. Any significant delay or failure by us to update our product offerings, train our staff to support and service such products or effectively manage the transitions to new products or new technologies could harm our business materially.

Our systems are complex and may contain undetected software or hardware errors that could be difficult, costly, and time consuming to repair.

      Undetected software or hardware errors frequently occur in networking products when they are first introduced or as new versions of products are released. Our systems are complex, and from time to time we may find errors in our existing, new, or enhanced products. Also, our systems are combined with products and components made by other vendors, and if errors occur, it may be difficult to identify the source of the problem. These errors, whether caused by our or another vendor’s products, could:

•	adversely affect sales of our products;

•	cause us to incur significant warranty and repair costs;

•	divert the attention of our engineering personnel from our product development efforts;

•	cause significant customer relations problems;

•	harm our competitive position;

•	hurt our reputation; and

•	cause purchase delays.

      Any of these effects could materially harm our business or results of operations.

We are dependent upon limited source suppliers for principal components used in our products, and disruptions in supply or significant increases in component costs could harm our business materially.

      We currently purchase several key materials used in the manufacture of our products from single or limited source suppliers. For example, for our Vivant product line, we currently purchase disk drives from Seagate Technology, Inc. and Xyratex Corporation, chipsets from Arrow Electronics, a distributor of the QLogic chipsets, and RAID controllers for the Vivant “S” series from Xyratex, an original equipment manufacturer for IBM/ Mylex. We may fail to obtain required materials in a timely manner in the future, or could experience delays from evaluating and testing the products of potential alternative suppliers. The recent softening of demand in the telecommunications industry could adversely impact the financial condition of our suppliers, many of whom have limited financial resources. We have in the past, and may in the future, be required to provide advance payments in order to secure key materials from financially limited suppliers. Financial or other difficulties faced by these suppliers could limit the availability of key components or materials. Additionally, financial difficulties could impair our ability to recover advances made to these suppliers. Any interruption or delay in the supply of any of these materials, or the inability to obtain these materials from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

We order products, components and materials based upon rolling forecasts which could cause us to overestimate or underestimate our actual requirements. This could cause us to increase our costs needlessly or prevent us from meeting customer demand.

      We use rolling forecasts based upon anticipated product orders to determine our component and product inventory requirements. Lead times for products, materials and components that we order vary significantly and depend upon factors such as specific supplier requirements, contract terms and current market demand for such products or components. As a result, our product and component requirement forecasts may not be accurate. If we overestimate our product or component requirements, we may have excess inventory, which would increase our costs. If we underestimate our product or component requirements, we may have inadequate inventory, which could interrupt our manufacturing and integration and delay delivery of our products to our customers. Any of these occurrences would unfavorably affect our business and results of operations.

We depend upon our key personnel.

      We believe that our success is dependent, to a significant extent, upon the efforts and abilities of our senior management team, particularly our executive officers. The loss of the services of our executive officers could harm materially our business. The failure to retain key members of our senior management team, or to implement a succession plan to prepare qualified individuals to join us upon the loss of a member of our senior management team, could materially harm our business. In addition, a number of the members of our senior management team joined us recently, as we replaced certain management personnel, including the recent termination of Paul Emery, our Chief Operating Officer and the hiring of Mark Franzen as Chief Financial Officer. Thus, our management team has had limited time to work together and as a result, may have difficulty working together to successfully manage our business.

We are subject to financial and operating risks associated with international sales and services.

      International sales and services represent a significant portion of our total revenue. For example, international sales and service revenue represented 34% of our total sales and service revenue for fiscal year 2002. If we are unable to maintain international market demand for our products and services, our results of operations could be materially harmed. Our international business is subject to the financial and operating risks of conducting business internationally, including:

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	fluctuating exchange rates, tariffs and other barriers;

•	difficulties in staffing and managing foreign subsidiary operations;

•	import or export restrictions;

•	greater difficulties in accounts receivable collection and longer payment cycles;

•	potentially adverse tax consequences;

•	potential hostilities and changes in diplomatic and trade relationships;

•	changes in a country’s economic or political conditions; and

•	differing customer and/or technology standards requirements.

      All of our sales and services in international markets are priced in the applicable local currencies and are subject to currency exchange rate fluctuations. We currently enter into foreign currency exchange contracts on a limited basis in an attempt to minimize foreign currency exposure. Such contracts can be costly or limited in their effectiveness. If we are faced with significant changes in the regulatory and business climate in our international markets, our business and results from operations could suffer.

Terrorist activities and resulting military and other actions could adversely affect our business.

      The terrorist attacks in New York and Washington, D.C. have disrupted commerce throughout the United States and Europe. The continued threat of terrorism within the United States and Europe and the military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture or ship our products, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations or financial condition.

Our intellectual property is critical to our business and, if we are unable to protect our intellectual property, the success of our business and our results of operations could be harmed materially.

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

      Our systems integrate SAN and NAS technologies into single storage architecture. Components of the SAN and NAS must comply with evolving industry standards. We also depend upon companies that provide other components of the SAN and NAS to meet these standards. If our vendors or customers do not support the same industry standards that we do, or if competing standards emerge that we do not support, market acceptance of our products could suffer.

An adverse judgment in the securities class action litigation in which we, and several of our officers are defendants could have a material adverse effect on our results of operations and liquidity.

      From July through September 2000, several class action complaints were filed against us and several of our officers, alleging that we were aware of adverse information that we failed to disclose primarily during fiscal 2000 and, hence, that we violated specified provisions of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The plaintiffs in those cases filed a consolidated amended complaint in the federal court for the Central District of California on or about December 5, 2000, making similar allegations. This consolidated complaint alleges a class period from July 22, 1999 to July 27, 2000 and alleges that the defendants were aware of certain adverse information that they failed to disclose during that period. We filed a motion to dismiss the complaint, which the district court granted. However, the plaintiffs filed a Second Amended Complaint, and, on October 9, 2001, the district court denied our motion to dismiss that complaint. The Second Amended Complaint alleges a class period from July 22, 1999 to July 12, 2000. The trial date is August 19, 2003.

      The plaintiffs have not specified the amount of damages they seek. Although we believe the alleged claims in this lawsuit are without merit and are defending the lawsuit vigorously, due to the inherent uncertainties of the litigation process and the judicial system, we are unable to predict the outcome of this litigation. This litigation may result in substantial costs and distract management’s attention and resources. As of April 6, 2002, we met the deductible of our insurance policy. In addition, this litigation may negatively impact our ability to attract new officers or directors. A judgment against us in this case could have a material adverse effect on our results of operations and liquidity.

Our stock ownership is concentrated in a single stockholder, and other stockholders may not be able to influence corporate decisions.

      Raymond J. Noorda, our Chairman of the Board, is also the Chairman of the Board of Canopy and Ralph J. Yarro III, one of our Directors, is also the Director and President and Chief Executive Officer of Canopy. Canopy beneficially owns approximately 45% of our outstanding common stock and is able to substantially affect our actions which require stockholder approval, including the election of the Board of Directors and the approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of us and will make some transactions difficult or impossible without Mr. Noorda’s or Mr. Yarro’s support.

Our stock price may be volatile, which could lead to losses by investors and to securities litigation.

      The value of your investment in our company could decline due to the impact of any of the following factors upon the market price of our common stock:

•	variations between our actual and anticipated earnings;

•	the timing and announcement of new products or services by us or by our competitors;

•	services or technological innovations by us or by our competitors;

•	failure of our results from operations to meet the expectations of public market analysts and investors;

•	changes in revenue or earnings estimates by the investment community;

•	speculation in the press or investment community about our business or our competitive position;

•	potential de-listing from the NASDAQ exchange

•	the volume of trading in our common stock; and

•	market conditions broadly and the trading price of shares of technology companies generally.

      In addition, stock markets, particularly the Nasdaq National Market, have experienced extreme price and volume fluctuations, and the market prices of securities of companies such as ours have been highly volatile. These fluctuations have often been unrelated to the operating performance of such companies. Fluctuations such as these may affect the market price of our common stock. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and could divert our management’s attention and resources.

We have adopted anti-takeover defenses that could affect the price of our common stock.

      Our restated certificate of incorporation and amended and restated bylaws contain various provisions, including notice provisions, provisions for staggered terms of office of the board of directors, and provisions authorizing us to issue preferred stock, that may make it more difficult for a third party to acquire, or may discourage acquisition bids for, our company. Also, the rights of holders of our common stock may be affected adversely by the rights of holders of any preferred stock that we may issue in the future that would be senior to the rights of the holders of our common stock. Furthermore, we are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

      Our European operations transact in foreign currencies and may be exposed to financial-market risk resulting from fluctuations in foreign-currency exchange rates, particularly the British Pound Sterling and the Euro. We have used and may continue to use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial-market risks, none of which were outstanding at April 6, 2002. There can be no assurance that such actions successfully will reduce our exposure to financial-market risks.

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

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information with respect to our directors is incorporated by reference to the information set forth in our 2002 Proxy Statement under the caption “Directors.” Information with respect to our executive officers is set forth in Part I, above, under the caption “Executive Officers of the Registrant.”

Item 11.     Executive Compensation

      The information set forth under the caption “Compensation of Directors and Executive Officers and Other Information” in our 2002 Proxy Statement is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the caption “Voting Securities and Principal Holders Thereof” in our 2002 Proxy Statement is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information set forth under the caption “Certain Transactions and Related Transactions” in our 2002 Proxy Statement is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      The following Consolidated Financial Statements of MTI and the Independent Auditors’ Report are attached hereto beginning on pages 38 and 37.

      (a)(1) Consolidated Financial Statements:

Independent Auditors’ Report

Consolidated Balance Sheets as of April 6, 2002 and April 7, 2001

Consolidated Statements of Operations for fiscal years 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for fiscal years 2002, 2001 and 2000

Consolidated Statements of Cash Flows for fiscal years 2002, 2001 and 2000

Notes to Consolidated Financial Statements

      (2) The following financial statement schedule for fiscal years 2002, 2001 and 2000 is submitted herewith:

Schedule II — Valuation and Qualifying Accounts (See page 63)

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

      (3) Exhibits included herewith (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit A of the Company’s Information Statement on Schedule 14C filed with the Commission on April 3, 2000.
3.3	Amended and Restated Bylaws of the Company, dated January 18, 2002, incorporated by reference to exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.
4.1	Form of Registration Rights Agreement between the Company and certain Purchasers, and schedule of such Purchasers, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
4.2	Registration Rights Agreement among the Company, Dialogic System Corporation and NFT Ventures, Inc., dated June 15, 1992, as amended as of April 1, 1993 and as of February 11, 1994, incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
4.3	Registration Rights Agreement between the Company and NFT Ventures, Inc., dated November 30, 1992, incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
4.4	Registration Rights Agreement between the Company and Dialogic Systems Corporation, dated November 30, 1992, incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
4.5	Amended and Restated Registration Rights Agreement between the Company and Silicon Valley Bank, dated January 11, 2002, incorporated by reference to Exhibit 4.8 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.
4.6	Specimen of Amended Stock Certificate, incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended quarterly period ended April 7, 2001.
10.1	Triple Net Lease between the Company and Catellus Development Corporation effective December 20, 1991, incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.2	Owner Participation Agreement between the Company, Catellus Development Corporation and Anaheim Redevelopment Agency, dated as of January 7, 1992, including exhibits, incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
*10.3	Form of Nonqualified Stock Option Agreement under the Stock Incentive Plan, incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
*10.4	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (No. 33-75180).

Exhibit
Number	Description

*10.5	Micro Technology, Inc. Incentive Stock Option Plan — 1985, incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
*10.6	1987 Incentive Stock Option and Nonqualified Stock Option Plan of the Company (the “1987 Stock Option Plan”), incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
*10.7	Form of Incentive Common Stock Option Agreement under the 1987 Stock Option Plan, incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
*10.8	Form of Nonqualified Common Stock Option Agreement under the 1987 Stock Option Plan, incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
*10.9	Stock Incentive Plan of the Company, incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
*10.10	1988 Stock Option Plan, as amended August 12, 1991, of SF2 Corporation, incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.11	Form of Consultant/ Employee Confidentiality Agreement, incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.12	Lease between Oak Creek Delaware, Inc., and the Company, dated December 18, 1993, incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
*10.13	Form of Incentive Stock Option Agreement under the Stock Incentive Plan, incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
*10.14	MTI Technology Corporation 1994 Employee Stock Purchase Plan, as amended, incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 1994.
10.15	MTI Technology Corporation Directors’ Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.16	Asset Purchase Agreement, dated February 9, 1995, between EMC Corporation and the Company (confidential treatment granted pursuant to Rule 24b-2), incorporated by reference to Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995.
10.17	Loan and Security Agreement between the Company and Silicon Valley Bank and General Electric Capital Corporation, as Co-Lenders, and Schedules thereto, incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1998.
10.18	Amendment to the 1996 Stock Incentive Plan, incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 1999.
*10.19	Severance Agreement dated as of July 15, 1998, between Thomas P. Raimondi, Jr. and Company, incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the fiscal year ended quarterly period ended April 3, 1999.
*10.20	Severance and Release Agreement dated as of July 7, 2000, between Dale Boyd and Company, incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
*10.21	Severance and Release Agreement dated as of April 29, 2001, between Guy M. Cheney and Company, incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
*10.22	Severance and Release Agreement dated as of September 20, 2000, between Daniel Brown and Company, incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

Exhibit
Number	Description

*10.23	Severance Agreement dated as of February 7, 2001, between Keith Clark and Company, incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
*10.24	Severance Agreement dated as of May 30, 2001, between Kenneth D. Simpson and Company, incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
*10.25	Severance Agreement dated as of May 31, 2001, between Venki Venkatarman and Company, incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
*10.26	Severance Agreement dated as of February 7, 2001, between Keith Clark and Company, incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended quarterly period ended April 7, 2001.
*10.27	Severance Agreement dated as of May 30, 2001, between Kenneth D. Simpson and Company, incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended quarterly period ended April 7, 2001.
*10.28	Severance Agreement dated as of May 31, 2001, between Venki Venkataraman and Company, incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the fiscal year ended quarterly period ended April 7, 2001.
*10.29	MTI Technology Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the fiscal year ended quarterly period ended April 7, 2001.
*10.30	MTI Technology Corporation 2001 Non-Employee Directors Option Program, incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended quarterly period ended April 7, 2001.
*10.31	MTI Technology Corporation 2001 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended quarterly period ended April 7, 2001.
*10.32	Severance and Release Agreement dated as of July 31, 2001, between Richard L. Ruskin and Company, incorporated by reference to Exhibit 10.39 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
*10.33	Consulting Agreement dated as of August 1, 2001, between Richard L. Ruskin and Company, incorporated by reference to Exhibit 10.40 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
*10.34	Severance and Release Agreement dated as of August 20, 2001, between Dale Wight and Company, incorporated by reference to Exhibit 10.41 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
*10.35	Consulting Agreement dated as of August 21, 2001, between Dale Wight and Company, incorporated by reference to Exhibit 10.40 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
10.36	Indemnification Agreement dated as of October 15, 2001, between Kent Smith and the Company, incorporated by reference to Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
10.37	Warrant to Purchase 10,500 shares of Common Stock, issued to John E. Osborne, dated May 27, 2001 incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
10.38	Warrant to Purchase 4,500 shares of Common Stock, issued to Kenneth J. Virnig, dated May 27, 2001, incorporated by reference to Exhibit 10.45 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
10.39	Statement of Work under PilotCenter Master Services Agreement, incorporated by reference to Exhibit 10.46 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.

Exhibit
Number	Description

10.40	Master Lease Agreement No. 20011 between WebUseNet Corporation and the Company, dated September 28, 2001, incorporated by reference to Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
10.41	Amendment No. 1 to Master Lease Agreement No. 20011, dated October 5, 2001, incorporated by reference to Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
10.42	Amended and Restated Loan and Security Agreement dated October 29, 2001, between the Company and Silicon valley Bank, incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
10.43	Amendment to Loan Documents dated October 29, 2001, incorporated by reference to Exhibit 10.38 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
10.44	Amendment to Loan Documents, dated November 8, 2001, between the Company and Silicon Valley Bank, incorporated by reference to Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.
10.45	Subordination Agreement, dated November 7, 2001, between the Company and Silicon Valley Bank, incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.
10.46	Amended and Restated Continuing Guarantee, dated November 8, 2001, between the Company and Silicon Valley Bank, incorporated by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.
10.47	Pilot Center Master Services Agreement, dated April 1, 2001, between Center 7, Inc. and the Company, incorporated by reference to Exhibit 10.52 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 7, 2001.
10.48	Warrant to Purchase 190,678 shares of Common Stock, issued to Silicon Valley Bank, dated January 11, 2002, incorporated by reference to Exhibit 10.52 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.
10.49	Master Services Development Agreement, dated June 1, 2001, between the Company and Center 7, Inc., incorporated by reference to Exhibit 10.53 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.
10.50	Severance Agreement dated July 26, 2000, between Gary Scott and Company incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended quarterly period ended April 7, 2001.
10.51	Loan Agreement, entered into as of June 27, 2002, by and between MTI Technology Corporation and The Canopy Group, Inc., incorporated by reference to Exhibit 10.54 of the Company’s Current Report on Form 8-K filed on July 1, 2002.
10.52	Security Agreement, entered into as of June 27, 2002, by and between MTI Technology Corporation and The Canopy Group, Inc., incorporated by reference to Exhibit 10.55 of the Company’s Current Report on Form 8-K filed on July 1, 2002.
10.53	Promissory Note, entered into as of June 27, 2002, by and between MTI Technology Corporation and The Canopy Group, Inc., incorporated by reference to Exhibit 10.56 of the Company’s Current Report on Form 8-K filed on July 1, 2002.
10.54	Termination Agreement, entered into as of June 25, 2002, by and between MTI Technology Corporation and Silicon Valley Bank, incorporated by reference to Exhibit 10.57 of the Company’s Current Report on Form 8-K filed on July 1, 2002.
10.55	Stock Purchase Agreement, entered into as of June 26, 2002, by and between MTI Technology Corporation and Caldera International, Inc., incorporated by reference to Exhibit 10.58 of the Company’s Current Report on Form 8-K filed on July 1, 2002.
10.56	Microsoft OEM License Agreement for embedded server products dated August 1, 2001, between Microsoft Licensing, Inc. and the Company.

Exhibit
Number	Description

10.57	Development, License and distribution Agreement dated September 10, 2001, between FalconStor, Inc. and the Company.
10.58	Amendment No. 1 to Development, License and distribution Agreement dated October 1, 2001, between FalconStor, Inc. and the Company.
10.59	Amendment No. 2 to Development, License and distribution Agreement dated February 25, 2002, between FalconStor, Inc. and the Company.
10.60	Finder’s Fee Agreement dated February 20, 2002, between WebUseNet Corporation and the Company.
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
24	Power of Attorney (see page 34)

*	Management or compensatory plan or arrangement.

      (b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of July 2002.

MTI TECHNOLOGY CORPORATION

By:	/s/ THOMAS P. RAIMONDI, JR.

Thomas P. Raimondi, Jr.
Vice Chairman, President and Chief
Executive Officer

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below, constitutes and appoints Thomas P. Raimondi, Jr. and Mark A. Franzen, jointly and severally, attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities to sign any and all amendments to this Report, and to file the same, and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, and his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS P. RAIMONDI, JR. (Thomas P. Raimondi, Jr.)	Vice Chairman, President and Chief Executive Officer (Principal Executive Officer)	July 5, 2002

/s/ MARK A. FRANZEN (Mark A. Franzen)	Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)	July 5, 2002

/s/ RAYMOND J. NOORDA (Raymond J. Noorda)	Chairman of the Board	July 5, 2002

/s/ VAL KREIDEL (Val Kreidel)	Director	July 5, 2002

/s/ AL MELROSE (Al Melrose)	Director	July 5, 2002

/s/ JOHN REPP (John Repp)	Director	July 5, 2002

/s/ RALPH J. YARRO, III (Ralph J. Yarro, III)	Director	July 5, 2002

Signature	Title	Date

/s/ FRANZ L. CRISTIANI (Franz L. Cristiani)	Director	July 5, 2002

/s/ KENT D. SMITH (Kent D. Smith)	Director	July 5, 2002

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

MTI Technology Corporation:

      We have audited the consolidated financial statements of MTI Technology Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTI Technology Corporation and subsidiaries as of April 6, 2002 and April 7, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended April 6, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Costa Mesa, California

June 27, 2002

MTI TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 6,	April 7,
	2002	2001

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,420	$16,320
Accounts receivable, less allowance for doubtful accounts and sales returns of $3,406 in 2002 and $10,460 in 2001	18,153	21,514
Inventories	9,793	29,112
Deferred income tax benefit	—	1,020
Prepaid expenses and other receivables	7,016	5,615

Total current assets	43,382	73,581
Property, plant and equipment, net	12,535	17,182
Deferred income tax benefit	—	23,280
Investment in affiliate	—	9,504
Intangible assets and goodwill, less accumulated amortization of $13,191 in 2002 and 2001	5,184	5,184
Other	597	229

	$61,698	$128,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$1,900	$—
Current portion of capital lease obligations	135	127
Accounts payable	9,413	11,042
Accrued liabilities	9,308	14,548
Accrued restructuring charges	4,473	136
Deferred income	14,884	20,214

Total current liabilities	40,113	46,067
Capital lease obligations, less current portion	461	621
Other	1,011	3,522

Total liabilities	41,585	50,210

Commitments and contingencies
Subsequent event (note 13)
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding, none	—	—
Common stock, $.001 par value; authorized 80,000 shares; issued (including treasury shares) and outstanding 32,862 and 32,732 shares in 2002 and 2001, respectively	33	33
Additional paid-in capital	134,887	135,132
Accumulated deficit	(110,702)	(51,050)
Less cost of treasury stock (187 and 375 shares in 2002 and 2001, respectively)	(426)	(1,348)
Accumulated other comprehensive loss	(3,679)	(4,017)

Total stockholders’ equity	20,113	78,750

	$61,698	$128,960

See accompanying notes to consolidated financial statements.

MTI TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal years ended April 6, 2002, April 7, 2001 and April 1, 2000

	2002	2001	2000

	(In thousands, except per share data)
Net product revenue	$69,519	$111,820	$177,770
Service revenue	48,399	49,870	49,327

Total revenue, including $836, $429 and $4,920 from related parties in 2002, 2001 and 2000, respectively	117,918	161,690	227,097

Product cost of revenue	56,466	72,529	106,568
Service cost of revenue	29,751	35,242	30,456

Total cost of revenue	86,217	107,771	137,024

Gross profit	31,701	53,919	90,073
Operating expenses:
Selling, general and administrative	43,211	66,249	64,506
Research and development	12,742	19,095	16,017
Restructuring charges	4,911	393	—

Total operating expenses	60,864	85,737	80,523

Operating income (loss)	(29,163)	(31,818)	9,550
Other income (expense):
Equity in net loss and write-down of net investment of affiliate	(9,504)	(4,800)	(2,824)
Interest expense	(236)	(432)	(598)
Interest income	514	319	110
Loss on foreign currency transactions	(542)	(552)	(323)
Other income, net	3,904	4,371	4,310

Income (loss) before income taxes	(35,027)	(32,912)	10,225
Income tax expense (benefit)	24,598	3,529	(15,095)

Net income (loss)	$(59,625)	$(36,441)	$25,320

Net income (loss) per share:
Basic	$(1.83)	$(1.13)	$0.84

Diluted	$(1.83)	$(1.13)	$0.76

Weighted average shares used in per share computations:
Basic	32,548	32,233	30,268

Diluted	32,548	32,233	33,232

See accompanying notes to consolidated financial statements.

MTI TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal years ended April 6, 2002, April 7, 2001 and April 1, 2000

					Accumulated	Total	Total
	Common Stock		Additional	Retained	Other	Stock-	Comprehensive
			Paid-In	Earnings	Comprehensive	Holders’	Income
	Shares	Amount	Capital	(Deficit)	Loss	Equity	(Loss)

	(In thousands)
Balance at April 3, 1999	28,637	$29	$96,431	$(39,929)	$(2,390)	$54,141
Net income	—	—	—	25,320	—	25,320	$25,320
Foreign currency translation adjustments	—	—	—	—	(800)	(800)	(800)

Comprehensive income for the year ended April 1, 2000							$24,520

Sale of stock by affiliate	—	—	6,194	—	—	6,194
Issuance of warrant	—	—	1,894	—	—	1,894
Exercise of stock options and warrants (including income tax benefit of $9,941)	3,140	3	26,084	—	—	26,087
Treasury shares issued under Employee Stock Purchase Plan	96	—	659	—	—	659

Balance at April 1, 2000	31,873	$32	$131,262	$(14,609)	$(3,190)	$113,495
Net loss	—	—	—	(36,441)	—	(36,441)	$(36,441)
Foreign currency translation adjustments	—	—	—	—	(827)	(827)	(827)

Comprehensive loss for the year ended April 7, 2001							$(37,268)

Exercise of stock options	379	1	2,006	—	—	2,007
Treasury shares issued under Employee Stock Purchase Plan	105	—	516	—	—	516

Balance at April 7, 2001	32,357	$33	$133,784	$(51,050)	$(4,017)	$78,750
Net loss	—	—	—	(59,625)	—	(59,625)	$(59,625)
Foreign currency translation adjustments	—	—	—	—	338	338	338

Comprehensive loss for the year ended April 6, 2002							$(59,287)

Exercise of stock options	131	—	202	—	—	202
Treasury shares issued under Employee Stock Purchase Plan	81	—	135	—	—	135
Treasury shares issued for employee compensation	106	—	201	(27)		174
Issuance of warrant	—	—	139	—	—	139

Balance at April 6, 2002	32,675	$33	$134,461	$(110,702)	$(3,679)	$20,113

See accompanying notes to consolidated financial statements.

MTI TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended April 6, 2002, April 7, 2001 and April 1, 2000

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(59,625)	$(36,441)	$25,320
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation and amortization	6,798	10,470	6,932
Provision for sales returns and losses on accounts receivable, net	1,884	4,330	479
Provision for inventory obsolescence	8,850	2,825	2,281
Loss on disposal of fixed assets	1,101	3,016	165
Deferred income tax expense (benefit)	24,300	3,435	(17,169)
Deferred income	(7,841)	166	4,433
Net loss in equity of affiliate	9,504	4,800	2,824
Restructuring charges	4,473	136	—
Non-cash compensation from issuance of option/warrant	154	—	379
Income tax benefit from exercise of stock options	—	—	9,941
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,743	48,014	(22,138)
Inventories	10,541	(6,550)	(10,923)
Prepaid expenses, other receivables and other assets	(1,658)	1,223	1,399
Accounts payable	(1,517)	(11,057)	3,283
Accrued and other liabilities	(5,089)	(6,157)	(5,823)

Net cash provided by (used in) operating activities	(6,382)	18,210	1,383

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(3,311)	(11,761)	(6,253)
Equity investment in affiliate	—	—	(4,554)

Net cash used in investing activities	(3,311)	(11,761)	(10,807)

Cash flows from financing activities:
Borrowings under notes payable	1,900	—	80,871
Proceeds from issuance of common stock, treasury shares and exercise of options and warrants	496	2,523	16,805
Payment of capital lease	(152)	(98)	—
Repayments of notes payable	—	(1,500)	(86,695)

Net cash provided by financing activities	2,244	925	10,981

Effect of exchange rate changes on cash	(451)	155	21

Net increase (decrease) in cash and cash equivalents	(7,900)	7,529	1,578
Cash at beginning of year	16,320	8,791	7,213

Cash at end of year	$8,420	$16,320	$8,791

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$98	$432	$599
Income taxes	—	157	466
Supplemental schedule of noncash investing and financing activities:
Note issued in connection with equity investment in affiliate	—	—	1,500
Valuation of warrant issued	—	—	1,894
Sale of stock by affiliate	—	—	6,194
Acquisition of leased equipment	—	846	—

See accompanying notes to consolidated financial statements.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(1)	Summary of Significant Accounting Policies

Basis of Financial Statement Presentation and Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of MTI Technology Corporation and subsidiaries (the “Company” or “MTI”). All significant intercompany accounts and transactions have been eliminated in consolidation.

      These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring decreases in revenue and margins, has incurred significant operating losses, has used cash in operating activities and has an accumulated deficit. The Company anticipates that its existing resources, including the $7,000 line of credit with the Canopy Group, Inc. (see note 13), will be sufficient to meet its needs for working capital expenditures through at least fiscal year 2003. Ultimately, the Company’s ability to continue as a going concern is dependent upon its ability to successfully grow revenue, attain operational efficiencies and sustain a profitable level of operations.

Fiscal Year

      The Company’s year-end is the first Saturday following March 31. Fiscal years 2002, 2001 and 2000 ended on April 6, April 7 and April 1, respectively, and consisted of 52 weeks except for fiscal year 2001 which consisted of 53 weeks.

Revenue Recognition

      Sales of the Company’s computer equipment are recorded upon shipment, net of an allowance for estimated returns, as long as no significant post-delivery obligations exist and collection of the resulting receivable is probable and the amount is determinable. Revenue from equipment maintenance contracts is recorded as deferred income when billed and is recognized as earned over the period in which the services are provided, primarily straight-line over the term of the contract. The Company accrues for warranty expense at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated warranty costs and sales volumes. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” This Bulletin has subsequent updates: SAB 101A and SAB 101B. The objective of this SAB is to provide further guidance on revenue-recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. MTI adopted SAB 101 in the fourth quarter of fiscal year 2001, which caused no material effect upon MTI’s results of operations or financial position.

      The Company applies Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” whereby revenue is recognized from software licenses, provided the software has been delivered to the customer, persuasive evidence of an arrangement exists, the price charged to the customer is fixed or determinable at fair value and there are no significant Company obligations related to the sale and the resulting receivable is deemed collectible, net of an allowance for returns, cancellations and maintenance, including vendor and post-contract support obligations. Revenue from maintenance agreements is recognized ratably over the term of the related agreement. Revenue from consulting and other software-related services is recognized as the services are rendered.

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were $818 and $10,179 in cash equivalents at April 6, 2002 and April 7, 2001, respectively.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      Inventories are valued at the lower of first-in, first-out cost or market. Management’s estimate of market includes a provision for obsolete, slow-moving, and unsaleable inventory based upon inventory on hand, historical product sales, and forecasts.

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of two to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life of the improvement or the term of the related lease. Maintenance and repairs are expensed as incurred. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the fair value is less that the carrying value, a loss is recognized for the difference.

Accounting for Stock Options

      The Company accounts for employee stock-based compensation using the intrinsic value method. As such, compensation expense is computed on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The related expense is recorded over the vesting period. The Company accounts for stock-based awards to nonemployees using the fair value method. The related expense is recorded in the same manner as if cash were paid.

Income Taxes

      Under the asset and liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse, net of a valuation allowance for deferred tax assets which are determined to not be more likely than not realizable. The effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company records a valuation allowance against its deferred tax assets when management determines it is more likely than not that the assets will not be utilized.

Intangible Assets and Goodwill

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” The Company chose to early adopt the provisions of Statement No. 142 effective April 8, 2001. The Company adopted Statement No. 141 immediately upon its release. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Upon the adoption of Statement No. 142, the carrying value of the Company’s goodwill and other intangible assets was determined to not be impaired.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill represents the excess of the purchase price of National Peripherals, Inc. after allocation of purchase price to identifiable assets. Prior to the adoption of Statement No. 142, this goodwill was being amortized over 10 years.

Foreign Currency Translation

      The Company follows the principles of Statement 52, “Foreign Currency Translation,” using the local currencies as the functional currencies of its foreign subsidiaries. Accordingly, all assets and liabilities outside the United States are translated into dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted-average exchange rates prevailing during the period. Net foreign-currency translation adjustments are recorded as other accumulated comprehensive loss in stockholders’ equity. Net foreign currency transaction exchange losses of $542, $552 and $323 were realized in fiscal years 2002, 2001 and 2000, respectively.

Concentration of Credit Risk and Dependence Upon Suppliers

      Credit is extended to all customers based on financial condition and, generally, collateral is not required. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers comprising the Company’s customer base and dispersion across many different industries and geographies.

      The Company generally uses parts and components available from multiple vendors. However, for the Vivant product line, the Company currently purchases disk drives from Seagate Technology, Inc. and Xyratex Corporation, chipsets from Arrow Electronics, a distributor of the QLogic chipsets, and RAID controllers for the Vivant “S” series from Xyratex, an OEM for IBM/ Mylex. To date, the Company has been able to obtain supplies of these parts and believes that adequate quantities are available to meet its needs. Disruptions in supply or material increases in the cost of these components would have an adverse effect on the Company’s operations.

Sale of Common Stock by Affiliate

      At the time a subsidiary or affiliate, accounted for under the equity method of accounting, sells existing or newly-issued common stock to unrelated parties at a price in excess of its book value, the Company’s policy is to record its share of the change in the subsidiary’s or affiliate’s equity resulting from the sale as an increase to additional paid-in-capital net of the tax effect.

Net Income (Loss) per Share

      Basic earnings per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share by application of the treasury-stock method. Such shares are not included when there is a loss as the effect would be anti-dilutive.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

      As of April 6, 2002, the fair value of all financial instruments approximated their carrying value.

Reclassifications

      Certain reclassifications have been made to the fiscal years 2001 and 2000 financial statements to conform to the fiscal year 2002 presentation.

Use of Estimates

      The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and as such, include amounts based upon informed estimates and judgements of management. Actual results could differ from these estimates.

(2)	Restructuring

      During the fourth quarter of fiscal year 2002, the Company recorded a restructuring charge of $4,911 which consisted of $4,266, $277, and $368 charges related to abandonment of underutilized facilities, headcount reduction of 56 employees or 13% of the Company’s workforce, and disposal or abandonment of fixed assets, respectively. Of the 56 employees terminated, 15, 8, 6, 10, 14, and 3 were from Sales, Marketing, General and Administrative, Field Services, Research and Development, and Manufacturing department, respectively. The expected cash impact of the restructuring charge is $277, related to severance, of which $70 was paid in fiscal year 2002. The remaining $207 will be paid in fiscal year 2003. The Company is attempting to complete transitioning its manufacturing facility to Dublin, Ireland, by the end of the second quarter of fiscal year 2003. In order to leverage the declining general economic condition, in June 2002, the Company approved additional restructuring actions such as, but not limited to, additional facility and headcount reductions in the first half of fiscal year 2003. As a result of this additional restructuring, the Company expects to record an additional charge of $1,000 in the first quarter of fiscal 2003.

      The amount accrued for the fourth quarter fiscal year 2002 restructuring activities as of April 6, 2002, was as follows:

Abandoned facilities	$4,266
Workforce reduction	207

Total	$4,473

      During the fourth quarter of fiscal year 2001, the Company recorded a restructuring charge of $393 related to the termination of certain employees. Of this charge, $257 and $136 were paid during fiscal year 2001 and fiscal year 2002, respectively. The Restructuring included an aggregate net reduction of the workforce by 86 employees or 13%.

(3) Inventories

      Inventories consist of the following:

	April 6,	April 7,
	2002	2001

Raw materials	$2,119	$8,665
Work-in-process	37	705
Finished goods	7,637	19,742

	$9,793	$29,112

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Property, Plant and Equipment

      Property, plant and equipment, at cost, are summarized as follows:

	April 6,	April 7,
	2002	2001

Plant equipment, office furniture and fixtures	$19,653	$19,507
Computer equipment	20,728	20,886
Field service spares	10,232	12,793
Leasehold improvements	2,559	3,042

	53,172	56,228
Less accumulated depreciation and amortization	40,637	39,046

	$12,535	$17,182

      Property under capitalized leases in the amount of $846 at April 6, 2002 and April 7, 2001, is included in plant equipment, office furniture and fixtures. Accumulated amortization of this property under capital leases amounted to $250 and $98 at April 6, 2002 and April 7, 2001, respectively.

(5) Investment in Affiliate

      In August 1999, the Company purchased 5,333,333 shares of Caldera Systems, Inc. (“Caldera”), representing approximately 25% of the outstanding capital stock of Caldera upon completion of the purchase. Caldera develops and markets software based on the Linux operating system and provides related services. The Canopy Group, Inc. (“Canopy”), a major stockholder of the Company, owned all the issued and outstanding shares of Caldera before this transaction. The Chairman of the Board of Directors of the Company is the largest shareholder and Chairman of the Board of Directors of Canopy.

      Also, in August 1999, after the Company’s initial investment in Caldera, the Company’s percentage ownership was diluted to approximately 20% as a result of Canopy exercising a convertible note payable from Caldera. Additionally, on March 21, 2000, Caldera completed its initial public offering, further diluting the Company’s percentage ownership to approximately 14%. The Company accounts for its investment in Caldera under the equity method because the Company has significant influence, but not control, of the operations of Caldera.

      The original investment in Caldera was $7,598 and included: (a) cash payment of $3,000, (b) note payable of $3,000 bearing interest at the prime rate plus one percent per annum and payable in two equal semi-annual payments beginning February 2000 and (c) investment costs of $1,598, including the issuance of a warrant to purchase 150,000 shares of the Company’s common stock. On March 21, 2000, Caldera completed its initial public offering. The Company recorded its share of the change in the affiliate’s equity resulting from the public offering as an increase to additional paid-in capital of $6,194, net of the tax impact of $3,336. The excess of the Company’s investment in Caldera over the related underlying equity in net assets of $6,931 was being amortized on a straight-line basis over seven years. However, the Company adopted Statement 142 as of April 8, 2001, the beginning of fiscal year 2002, and therefore, ceased to amortize the remaining balance of goodwill related to the investment in Caldera of $4,209, which was written off during the third quarter of fiscal year 2002 an other than temporary decline in value and to record its proportional share of Caldera’s net loss. Such loss has been included in “Equity in net loss of affiliate” in the Company’s fiscal year 2002 Consolidated Statement of Operations.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective with the fourth quarter of fiscal year 2000, the Company records its share of the results of Caldera on a two-month lag to coincide with Caldera’s fiscal reporting as a publicly-traded company. The unaudited financial information for Caldera is summarized below:

	January 31,	January 31,
	2002	2001

Current assets	$42,676	$87,613
Non-current assets	23,325	9,027
Current liabilities	(34,850)	(5,563)
Non-current liabilities	(6,869)	—
Minority interest	(173)	—

Net assets	$24,109	$91,077

	April 6,	April 7,
	2002	2001

Company’s equity investment	$—	$9,504

	Twelve Months Ended

	January 31,	January 31,
	2002	2001

Total revenue	$57,300	$4,775
Operating loss	(133,951)	(36,582)
Net loss	(132,520)	(31,253)
Company’s equity in net loss	(9,504)	$(4,800)

      The Company owned 5,333,333 shares of Caldera’s stock. Caldera shareholders approved a one-for-four reverse stock split on March 14, 2002, which converted the Company’s ownership to 1,333,334 shares. The Company sold 1,800 shares and 142,500 shares on April 1, 2002 and April 8, 2002, respectively.

      On June 26, 2002, the Company entered into an agreement with Caldera, whereby Caldera agreed to purchase all of the approximately 1.19 million shares of Caldera common stock held by the Company at a per share purchase price of $.93, for a total of approximately $1.1 million. The transaction is scheduled to close on or before July 8, 2002, subject to the satisfaction of certain closing conditions. There can be no assurance that such conditions will be satisfied.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Accrued Liabilities

      Accrued liabilities consist of the following:

	April 6,	April 7,
	2002	2001

Salaries and wages	$3,687	$5,903
Commissions	606	1,247
Taxes	2,629	4,426
Accrued warranty costs	897	784
Other	1,489	2,188

	$9,308	$14,548

(7) Debt

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

      The Company thereafter entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank as of October 29, 2001, and further amended November 8, 2001, whereby the Company could borrow up to $15,000, limited by among other things as discussed below, the value of certain pledged collateral, at a rate equal to the prime rate plus 1.5%, under an asset-secured domestic line of credit. Borrowings under this line of credit were subject to certain covenants, including, without limitation, a financial covenant requiring the Company to maintain a minimum tangible net worth, banking and investment account relationship, subordination agreement, patents, trademarks and copyrights, landlord agreement, warrants, continuing guaranty, and an Amended and Restated continuing guaranty. Borrowing was limited by the value of the pledged collateral and certain other exclusions such as over 90 day balances, governmental customers, service revenue and other factors which could substantially reduce the Company’s borrowing capacity under the credit line. These restrictions prevented the Company from borrowing any amounts under the credit facility through the end of fiscal year 2002. The term of the agreement was for one year. The loan agreement also restricted the Company from paying any dividends.

      As part of the Amended and Restated Loan and Security Agreement, the Company, on January 11, 2002, issued a warrant to Silicon Valley Bank to purchase 190,678 shares of its Common Stock at an exercise price of $2.36 per share. The term of the warrant is five years. The Company valued the warrant using the Black-Scholes option pricing model, which resulted in a fair value of approximately $139, which will be amortized on a straight-line basis as interest expense over the agreement term.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of April 6, 2002, there were no borrowings outstanding under the Amended Loan Agreement and the Company was in default for failing to comply with the covenant relating to the minimum tangible net worth. The Company entered into an Amended Loan Agreement with Silicon Valley Bank as of June 21, 2002, whereby the minimum tangible net worth covenant was amended and restated. The Company terminated its Loan Agreement with Silicon Valley Bank as of June 25, 2002.

      In February 2002, Canopy, the Company’s largest stockholder, lent $1,900 to the Company. The Company then entered into a Loan Agreement (the “Canopy Loan Agreement”) with Canopy on June 27, 2002, allowing the Company, subject to certain conditions, to borrow up to an aggregate of $7,000 under a revolving line of credit. The outstanding $1,900 loan has been converted to borrowings against this line of credit. The line will mature on June 30, 2003, bearing an interest rate of nine percent per annum and will be secured by a security interest in substantially all of the Company’s assets. The Canopy Loan Agreement contains negative covenants placing certain restrictions on the Company’s ability to repurchase capital stock, pay dividends or make distributions, purchase or sell assets, incur liens on its assets, incur additional debt, merge with another entity, make loans or investments, amend its charter Certificate of Incorporation or bylaws or issue stock. Although the Company is currently in compliance with all of the terms of the Canopy Loan Agreement, and believes that it will remain in compliance, there can be no assurance that it will be able to borrow under the Canopy Loan Agreement. Canopy may terminate the Canopy Loan Agreement and declare all amounts outstanding immediately due and payable upon an event of default, including upon 30 days notice in the event that Canopy in good faith deems its interest in the Company to be insecure, the value of the collateral to have significantly declined, or the prospect of timely payment or performance to be impaired. Canopy owns approximately 14,463,000 shares, or 44.7%, of the Company’s issued and outstanding common stock. Raymond Noorda, Chairman of MTI, is also Chairman of the Canopy Group and the beneficial owner of the majority interest in the Canopy Group.

(8) Income Taxes

      The components of income (loss) before income taxes are as follows:

	Fiscal Years Ended

	April 6,	April 7,	April 1,
	2002	2001	2000

U.S.	$(33,986)	$(31,044)	$7,833
Foreign	(1,041)	(1,868)	2,392

	$(35,027)	$(32,912)	$10,225

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense (benefit) consists of the following:

	Current	Deferred	Total

2002:
Federal	$—	$24,300	$24,300
State	126	—	126
Foreign	172	—	172

	$298	$24,300	$24,598

2001:
Federal	$—	$3,435	$3,435
State	—	—	—
Foreign	94	—	94

	$94	$3,435	$3,529

2000:
Federal	$6,452	$(20,841)	$(14,389)
State	1,459	(2,107)	(648)
Foreign	(58)	—	(58)

	$7,853	$(22,948)	$(15,095)

      Current income tax expense includes a charge in lieu of income taxes for the benefit from employee stock option exercises of $69, $1,450 and $9,941 for April 6, 2002, April 7, 2001 and April 1, 2000, respectively.

      Reconciliations of the federal statutory tax rate to the effective tax rate are as follows:

	Fiscal Years Ended

	April 6,	April 7,	April 1,
	2002	2001	2000

Federal statutory rate	(35.0)%	(35.0)%	35.0%
Effect of foreign operations	1.2	2.0	6.9
State taxes, net of federal benefit	(5.8)	(5.8)	(3.8)
Change in valuation allowance	113.8	46.0	(184.6)
Non-deductible expenses	0.3	2.0	7.4
Other	(5.1)	1.5	(8.5)

	69.4%	10.7%	(147.6)%

      The change in the valuation allowance shown in the table is net of the stock option deduction of $69 that is included in the deferred tax asset. This amount will be charged to Additional Paid in Capital if and when the valuation allowance is released.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred-tax assets and liabilities result from differences between the financial-statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of the deferred-tax assets and deferred-tax liabilities are as follows:

	2002	2001	2000

Tax operating loss carryforwards	$40,056	$26,887	$18,013
Tax basis of intangible assets greater than book basis	3,726	4,185	4,989
Accrued expenses not deductible for tax purposes	2,714	2,531	2,249
Inventory reserves	3,544	1,661	1,144
Book depreciation greater than tax depreciation	4,195	2,781	2,805
Recognition of income reported on different methods for tax purposes than for financial reporting	430	1,451	(693)
Other	2,043	1,648	(772)

	56,708	41,144	27,735
Less valuation allowance	56,708	16,844	—

	$—	$24,300	$27,735

      At April 6, 2002, the Company had federal net operating loss (“NOL”) carryforwards arising from the acquisition of SF2, available to offset future taxable income of $15,662. These carryforwards begin to expire in fiscal year 2004. The utilization of these carryforwards is limited to approximately $1,000 annually, as a result of the Internal Revenue Code’s restrictive change of ownership rules.

      At April 6, 2002, the Company had federal NOL carryforwards, exclusive of the $15,662 SF2 NOL discussed above, of $80,789. These carryforwards expire through fiscal year 2022.

      Because of the continued decline in the market value of the Company’s holding of Caldera common stock and continued softness in the American and European markets for the Company’s products, management believes that it is more likely than not that the Company will not realize the benefits of the net deferred tax asset existing on April 6, 2002. In the first quarter of fiscal year 2002, the Company recorded $24,300 of tax expense related to establishing a valuation allowance for deferred-tax assets. The change in the valuation allowance from fiscal year 2001 to fiscal year 2002 was $39,864 and the change in the valuation allowance from fiscal year 2000 to fiscal year 2001 was $16,844.

      The Internal Revenue Service (“IRS”) is conducting an examination of the Company’s fiscal years 1992 through 1996 federal-income-tax returns. During the fourth quarter of fiscal year 1999, the Company received notice from the IRS of proposed adjustments for fiscal years 1992 through 1995. The Company, after consultation with counsel, continues to believe in the propriety of its positions as set forth in its tax returns and has filed a letter of protest with the IRS appeals office. The Company believes the ultimate resolution of the examinations will not result in a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Stockholders’ Equity

Net Income (Loss) per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	2002	2001	2000

Numerator:
Net income (loss), basic and diluted	$(59,625)	$(36,441)	$25,320

Denominator:
Denominator for net income (loss) per share, basic — weighted-average shares outstanding	32,548	32,233	30,268

Effect of dilutive securities:
Dilutive options outstanding	—	—	2,917
Dilutive warrants outstanding	—	—	47

Dilutive potential common shares	—	—	2,964

Denominator for net income per share, diluted — adjusted weighted-average shares	32,548	32,233	33,232

Net income (loss) per share, basic	$(1.83)	$(1.13)	$0.84

Net income (loss) per share, diluted	$(1.83)	$(1.13)	$0.76

      Options and warrants to purchase 10,954,976 shares of common stock were outstanding at April 6, 2002, but were not included in the computation of diluted earnings per share for the year then ended because the effect would be antidilutive.

      Options and warrants to purchase 9,560,835 shares of common stock were outstanding at April 7, 2001, but were not included in the computation of diluted earnings per share for the year then ended because the effect would be antidilutive.

      Options to purchase 2,864,100 shares of common stock at prices in excess of $22.95 per share were outstanding at April 1, 2000, but were not included in the net income per share, diluted computation for the year then ended because the options’ exercise price was greater than the average market price of the common stock during the period and, therefore, the effect would have been antidilutive.

Stock Options

      The Company granted stock options under its 1987 Incentive Stock Option Plan and Non-Qualified Stock Option Plan, its 1992 Stock Incentive Plan, its 1996 Stock Incentive Plan, and its 2001 Stock Inventive Plan, generally at prices equal to the estimated fair-market value of the Company’s common stock at date of grant.

      The Company’s stockholders approved the 2001 Stock Incentive Plan (the “SIP”), the 2001 Non-Employee Director Option Program (the “Program”) and the 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”) on July 11, 2001. Upon approval of these plans, all prior plans were terminated. Therefore, The Company will no longer issue options under its prior plans and has granted stock options under its SIP. Options currently outstanding under prior plans shall remain in effect in accordance with the respective terms of such plans. A maximum of 4,000 shares are authorized for issuance under the SIP and Program and 1,200 under the Stock Purchase Plan. The maximum aggregate number of shares allocated for

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the SIP increases by 3% annually, subject to terms and conditions of the SIP. The Program functions as part of the SIP.

      In the third quarter of fiscal year 2002, the Company granted 106,043 shares of common stock, to an employee to compensate him for his services for fiscal year 2002. The shares were issued out of treasury shares at a per-share price of $1.20. The Company recorded compensation expense of $234 in connection with the grant.

Stock Purchase Warrants

      At April 6, 2002, a warrant to purchase 190,678 shares of the Company’s common stock at a price of $2.36 per share was outstanding. The warrant was issued in January 2002 to Silicon Valley Bank as part of the Amended and Restated Loan and Security Agreement dated October 29, 2001, and further amended November 8, 2001. The term of the warrant is five years. At April 6, 2002, the warrant was fully exercisable. The fair value of the warrant on the grant date was $139. This fair value of the warrant is being amortized as interest expense over the life of the agreement.

      At April 6, 2002, a warrant to purchase 150,000 shares of the Company’s common stock at a price of $18.75 per share was outstanding. The warrant was issued in August 1999 to an individual affiliated with Canopy in connection with services provided to the Company and expires in August, 2009. At April 6, 2002, the warrant was fully exercisable.

      At April 6, 2002, a warrant to purchase 55,974 shares of the Company’s common stock at a price of $12.00 per share was outstanding. The warrant was issued in February 1998 in connection with a French distribution agreement and expires in February 2008. At April 6, 2002, the warrant was fully exercisable.

     Non-Employee Directors Option Program

      On July 11, 2001, the Company’s shareholders approved the 2001 Non-Employee Directors Option Program which functions as part of the SIP described above. Upon approval of the Program, the 1994 Director’s Non-Qualified Stock Option Plan was terminated, although options currently outstanding under the prior plan shall remain in effect in accordance with the respective terms of such plan. Under the Program, each non-employee director first elected to the Board of Directors following the effective date of the SIP will automatically be granted an option to acquire 50,000 shares of Common Stock at an exercise price per share equal to the fair market value of Common Stock on the date of grant. These options will vest and become exercisable in three equal installments on each anniversary of the grant date. Upon the date of each annual stockholders’ meeting, each non-employee director who has been a member of the Board of Directors for at least 11 months prior to the date of the stockholders’ meeting will receive an automatic grant of options to acquire 25,000 shares of the Company’s Common Stock at an exercise price equal to the fair market value of the Company’s Common Stock at the date of grant. These options will vest and become exercisable in three equal installments on each anniversary of the grant date. As of April 6, 2002, there were no options outstanding under this program.

      Options granted typically vest over a period of four years from the date of grant. At April 6, 2002 and April 7, 2001, the number of options exercisable was 5,471,796 and 2,434,000, respectively, and the weighted-average exercise price of those options was $7.91 and $12.63.

      The per-share weighted-average fair value of stock options granted during fiscal years 2002, 2001 and 2000 was $1.48, $4.23 and $16.85, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2002 — expected dividend yield of 0%, risk-free interest rate of 4.62%, volatility of its stock over the expected life of the options of 1.2 and an expected life of five years; 2001 — expected dividend yield of 0%, risk-free interest rate of 4.60%, volatility of its stock over the expected life of the options of 1.4 and an expected life of five years; 2000 — expected dividend yield of 0%,

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

risk-free interest rate of 6.32%, volatility of its stock over the expected life of the options of 1.0 and an expected life of five years.

      The Company uses the intrinsic value method in accounting for its stock-option plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements, except as noted above. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company’s net income (loss) would have been the pro-forma amounts indicated below:

		Net Income
	Net Income	(Loss)
	(Loss)	Per Share, Diluted

As reported:
2002	$(59,625)	$(1.83)
2001	$(36,441)	$(1.13)
2000	$25,320	$0.76
Pro forma:
2002	$(76,065)	$(2.34)
2001	$(52,579)	$(1.63)
2000	$12,992	$0.37

      A summary of all stock option transactions follows (in thousands, except per share data):

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at April 3, 1999	5,952	$6.51
Granted	4,424	22.29
Exercised	(3,138)	5.16
Cancelled	(267)	11.95

Options outstanding at April 1, 2000	6,971	16.90
Granted	5,657	4.22
Exercised	(379)	5.26
Cancelled	(2,894)	18.16

Options outstanding at April 7, 2001	9,355	9.39
Granted	4,241	1.48
Exercised	(132)	5.16
Cancelled	(2,906)	8.26

Options outstanding at April 6, 2002	10,558	$6.62

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of stock options outstanding at April 6, 2002 follows (in thousands, except per share data):

				Exercisable(1)
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
	Options	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Options	Price

$ 0.9000 - 1.1500	506	9.6	$0.93	347	$0.90
1.3500 - 1.3500	1,842	9.3	1.35	—	—
1.7500 - 1.8750	946	8.9	1.80	946	1.80
2.1250 - 2.1250	1,457	9.0	2.12	476	2.12
2.2500 - 3.6875	818	7.6	3.44	487	3.31
4.1250 - 4.1250	1,278	8.5	4.12	676	4.12
4.3125 - 5.9063	1,066	7.3	5.31	759	5.30
6.0000 - 9.3750	1,308	7.3	8.16	847	8.25
11.8750 - 30.0625	1,214	7.3	26.28	864	24.95
36.8750 - 52.3440	123	7.9	47.32	70	47.23

	10,558		$6.62	5,472	$7.91

Note:

(1)	Options exercisable at April 6, 2002, April 7, 2001 and April 1, 2000, were 5,472, 2,434 and 946, respectively.

Employee Stock Purchase Plan

      On July 11, 2001, the Company’s shareholders approved the Stock Purchase Plan. A maximum of 1,200 shares of common stock is authorized for issuance under the Stock Purchase Plan. The Company will no longer issue options under the 1994 Employee Stock Purchase Plan. Under the Stock Purchase Plan, all employees of the Company, and its designated parents or subsidiaries, whose customary employment is more than 5 months in any calendar year and more than 20 hours per week are eligible to participate. Initially, the Stock Purchase Plan will being implemented through overlapping offer periods of twenty-four (24) months’ duration commencing each January 1 and July 1, except that the initial offer period commenced on July 11, 2001 and ends on June 30, 2003. Purchase periods generally commence on the first day of each offer period and terminate on the next following June 30 or December 31 respectively; provided, however, that the first purchase period commenced on July 11, 2001 and ended on December 31, 2001. The price per share at which shares of Common Stock are to be purchased under the Stock Purchase Plan during any purchase period is eighty-five percent (85%) of the fair market value of the Common Stock on the first day of the offer period or eighty-five percent (85%) of the fair market value of the Common Stock on the last day of the purchase period, whichever is lower. During fiscal year 2002, 81,941 shares of stock were issued pursuant to the Stock Purchase Plan.

      On March 31, 1994, the Company adopted the 1994 Employee Stock Purchase Plan (the “Purchase Plan”) allowing for an aggregate of 500,000 shares of the Company’s common stock. Under the Purchase Plan, the Board may authorize participation by eligible employees, including officers, in periodic six month offerings following the commencement of the Purchase Plan. The price of the Company’s common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Company’s common stock at the commencement date of each offering period or the relevant purchase date. During fiscal year 2002, 2001 and 2000, 0, 104,781 and 95,914 shares of stock, respectively, were issued pursuant to this plan.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) Commitments and Contingencies

Leases

      The Company leases facilities and certain equipment under non-cancelable operating leases. Under the lease agreements for facilities, the Company is required to pay insurance, taxes, utilities and building maintenance and is subject to certain consumer-price-index adjustments.

      Future minimum lease payments at April 6, 2002 under all non-cancelable operating leases for subsequent fiscal years are as follows:

2003	$4,195
2004	2,568
2005	2,027
2006	1,013
2007	413
Thereafter	13

$10,229

      Future minimum capital lease payments at April 6, 2002 for subsequent fiscal years are as follows:

2003	$193
2004	210
2005	210
2006	80
2007	—
Thereafter	—

Total minimum lease payments	693
Less: Amount representing interest	97

Present value of minimum lease payments	596
Less: current portion	135

Capital lease obligations excluding current portion	$461

      Rent expense totaled $5,000, $5,383 and $5,782, for fiscal years 2002, 2001 and 2000, respectively.

Litigation

      From July through September 2000, several class action complaints were filed against the Company and several of its officers, alleging that the Company was aware of adverse information that it failed to disclose primarily during fiscal 2000 and, hence, that it violated specified provisions of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The plaintiffs in those cases filed a consolidated amended complaint in the federal court for the Central District of California on or about December 5, 2000, making similar allegations. This consolidated complaint alleges a class period from July 22, 1999 to July 27, 2000 and alleges that the defendants were aware of certain adverse information that they failed to disclose during that period. The Company filed a motion to dismiss the complaint which the district court granted. However, the plaintiffs filed a Second Amended Complaint, and, on October 9, 2001, the district court denied its motion to dismiss that complaint. The Second Amended Complaint alleges a class period from July 22, 1999 to July 12, 2000. The trial date is August 19, 2003.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The plaintiffs have not specified the amount of damages they seek. Although the Company believes the alleged claims in this lawsuit are without merit and is defending the lawsuit vigorously, due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. This litigation may result in substantial costs and distract management’s attention and resources. As of April 6, 2002, the Company met the deductible of its insurance policy. In addition, a judgment against the Company in this case could have a material adverse effect on its results of operations and liquidity.

      The Company is also, from time to time, subject to claims and suits arising in the ordinary course of business. In its opinion, the ultimate resolution of these matters is not expected to have a materially-adverse effect on its financial position, results of operations, or liquidity.

(11) Business Segment and International Information

      The Company is engaged in the design, manufacture, sale, and service of high-performance storage systems, software, and related products. The Company’s reportable business segments are based upon geographic areas. The Company’s operations are structured to achieve consolidated objectives. As a result, significant interdependence and overlap exists among the Company’s geographic areas. Accordingly, revenue, operating income (loss) and identifiable assets shown for each geographic area may not be the amounts which would have been reported if the geographic areas were independent of one another.

      Revenue and transfers between geographic areas are generally priced to recover cost, plus an appropriate mark-up for profit. Operating income (loss) is revenue less cost of revenues and direct operating expenses.

      A summary of the Company’s operations by geographic area is presented below:

	2002	2001	2000

Revenue:
United States	$81,300	$110,025	$174,156
Europe	39,662	58,052	64,303
Transfers between areas	(3,044)	(6,387)	(11,362)

Total revenue	$117,918	$161,690	$227,097

Operating income (loss):
United States	$(28,362)	$(30,977)	$5,762
Europe	(801)	(841)	3,788

Total operating income (loss)	$(29,163)	$(31,818)	$9,550

Identifiable assets:
United States	42,248	105,170	146,183
Europe	19,450	23,790	34,764

Total assets	$61,698	$128,960	$180,947

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s revenues by product type and are summarized below:

	2002	2001	2000

Server:
Vivant	$36,015	$42,696	$67,700
Other	9,296	25,408	64,093
Tape libraries	17,904	35,537	35,719
Tape related software	6,304	8,179	10,258
Service	48,399	49,870	49,327

	$117,918	$161,690	$227,097

      No single customer accounted for more than 10% of revenue in fiscal year 2002, 2001, or 2000.

(12) Sale of Patents

      Effective February 9, 1996, the Company entered into an agreement (the “EMC Agreement”) by which it sold to EMC substantially all of the Company’s existing patents, patent applications and related rights. Pursuant to the EMC Agreement, the Company was entitled to receive $30,000 over the life of this agreement, in six equal annual installments of $5,000 each. As of January 2001, the Company had received all installments. The Company also would receive royalty payments in the aggregate of up to a maximum of $30,000 over the term of the EMC Agreement. As part of the maximum $30,000 of royalties, minimum royalties of $10,000 would be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the EMC Agreement, and within thirty days of each subsequent anniversary thereof. As of March 2001, the Company had received all installments. Also, as a result of a computer and technology agreement between EMC and IBM announced in March 1999, the minimum royalties of $10,000 were to be increased to $15,000. Payments were to be received under the EMC Agreement in five equal annual installments. The Company received the first three annual installments in March 2000, March 2001 and March 2002, and is expecting to receive the two remaining annual installments of $3,000 in March 2003 and 2004. Included in net product revenue and other income for fiscal years 2002, 2001 and 2000 are $3,840, $3,410 and $4,348, and $3,600, $4,800 and $5,000, respectively, related to this agreement. Included in deferred income at April 6, 2002 and April 7, 2001, are $0 and $3,600, respectively, related to this agreement. In addition, pursuant to the terms of the EMC Agreement, the Company also received an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market, and sell the technology protected under the applicable patents. Pursuant to the terms and conditions of the EMC Agreement, this license will terminate in the event of a change in control of the Company involving certain acquirers.

(13) Related-Party Transactions

      In the normal course of business, the Company sold goods and services to subsidiaries of Canopy. Goods and services sold to the subsidiaries of Canopy in fiscal year 2002, 2001 and 2000 were $836, $429 and $4,920, respectively. The Company made no sales to the subsidiaries of Canopy prior to fiscal year 2000. At April 6, 2002, there was $11 due from the subsidiaries of Canopy.

      In February 2002, Canopy lent $1,900 to the Company. The Company entered into a loan agreement with Canopy on June 26, 2002, allowing the Company to borrow up to $7,000 under a revolving line of credit. The outstanding $1,900 loan has been converted to borrowings against this line of credit. The line will mature on June 30, 2003, bearing interest of nine percent per annum and is secured by a security interest in substantially all of the assets of the Company. The Canopy Loan Agreement contains negative covenants placing certain restrictions on the Company’s ability to repurchase capital stock, pay dividends or make distributions,

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase or sell assets, incur liens on its assets, incur additional debt, merge with another entity, make loans or investments, amend its charter Certificate of Incorporation or bylaws or issue stock. Although the Company is currently in compliance with all of the terms of the Canopy Loan Agreement, and believes it will remain in compliance, there can be no assurance that it will be able to borrow under the Canopy Loan Agreement. Canopy may terminate the Canopy Loan Agreement and declare all amounts outstanding immediately due and payable upon an event of default, including upon 30 days notice in the event that Canopy in good faith deems its interest in MTI to be insecure, the value of the collateral to have significantly declined, or the prospect of timely payment or performance to be impaired. Canopy owns approximately 14,463,000 shares, or 44.7%, of the Company’s issued and outstanding common stock. Raymond Noorda, Chairman of MTI, is also Chairman of the Canopy Group and the beneficial owner of the majority interest in the Canopy Group.

(14) Employee Benefits

      The Company maintains an employee savings plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Company’s contributions to the plan are determined at the discretion of the Board of Directors. During fiscal years 2002, 2001 and 2000, the Company contributed $0, $0 and $306, respectively.

(15) Goodwill and Other Intangibles

      In July 2001, the FASB issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”

      The Company was required to adopt the provisions of Statement 141 immediately upon release, except with regard to business combinations initiated prior to July 1, 2001, and Statement 142 effective April 8, 2001. Companies with fiscal year ends beginning after March 15, 2001, who had not yet issued financial statements for their first interim period may early adopt Statement 142. The Company elected to adopt Statement 142 as of April 8, 2001, the beginning of fiscal year 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.

      Statement 141 required upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption (period ended October 6, 2001). In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss would be measured as of the date of

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with the transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

      As of April 6, 2002, the Company had remaining goodwill related to the acquisition of National Peripherals, Inc. (“NPI”) of $5,184. The Company has no amortizable intangible assets. Because of the adoption of Statement 142, $2,693 of goodwill amortization expense incurred in fiscal year 2001 will no longer be recognized.

      An assessment for goodwill impairment was performed by an independent third party in the second quarter of fiscal 2002. Income and market approaches were used for reporting unit valuations. The methodology used to implement the income approach was the capitalized income approach that bases the value of an asset on the future cash flows attributable to that asset. The methodologies used to implement the market approach were the market multiples methodology, which results in an indication of value by comparing the business being appraised to guideline publicly traded companies, and the similar transactions methodology, which develops an indication of value based on prices paid for comparable businesses. Because the Company’s reportable business segments were based upon geographic areas, it had two reporting units, the United States and Europe. The lower of the total of the market value estimated for each reporting unit or the total market value of the Company’s stock at the valuation date was used as the total value of each of the reporting units in performing the reporting unit valuations. The result of the test showed that the Company did not meet Statement 142 requirements for reporting unit valuations. Therefore, additional valuation procedures, the underlying asset valuations, were required to determine whether goodwill was impaired. This step involved the comparison of the fair value of the business enterprise for the Company to its carrying value. Based on the valuation procedures employed, as of April 8, 2001, the fair value of goodwill exceeded the reported carrying value of the goodwill and, therefore, there was no indication of impairment. The following table shows, on a

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pro-forma basis, what earnings and earnings per share would have been if the new accounting standard had been applied for the period indicated:

	Year Ended

	April 7,	April 1,
	2001	2000

Reported net income (loss)	$(36,441)	$25,320
Add back: goodwill amortization	2,693	2,367

Adjusted net income (loss)	$(33,748)	$27,687

Per share information:
Reported net income (loss) per share, basic	$(1.13)	$0.84
Add back: goodwill amortization per share	0.08	0.08

Adjusted net income (loss) per share, basic	$(1.05)	$0.92

Reported net income (loss) per share, diluted	$(1.13)	$0.76
Add back: goodwill amortization per share	0.08	0.07

Adjusted net income (loss) per share, diluted	$(1.05)	$0.83

(16) Quarterly Financial Data (Unaudited)

      Selected quarterly financial data for continuing operations for fiscal years 2002 and 2001 are as follows:

			Net	Net Loss
	Total Revenues	Gross Profit	Loss	Per Share

2002:
Fourth quarter	$25,724	$7,093	$(10,781)	$(0.33)
Third quarter	29,827	8,895	(9,617)	(0.30)
Second quarter	32,547	10,345	(2,740)	(0.08)
First quarter	29,820	5,368	(36,487)	(1.13)

Total	$117,918	$31,701	$(59,625)

2001:
Fourth quarter	$34,170	$11,498	$(20,592)	$(0.64)
Third quarter	42,021	12,896	(4,984)	(0.15)
Second quarter	47,589	17,335	(2,125)	(0.07)
First quarter	37,910	12,190	(8,740)	(0.27)

Total	$161,690	$53,919	$(36,441)

      The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue into the future. These fluctuations have been and may continue to be caused by a number of factors, including: competitive pricing pressures, the timing of customer orders (a large majority of which have historically been placed in the last month of each quarter), the timing of the introduction of new products and new versions of the Company’s products, shifts in product mix and the timing of sales and marketing and research, and development expenditures. Future operating results may fluctuate as a result of these and other factors, including the Company’s ability to continue to develop innovative products, the introduction of new products by the Company’s competitors and decreases in gross profit margin for mature products.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company recorded a net tax expense of $24,598 for fiscal year 2002, as compared to a net tax expense of $3,529 in fiscal year 2001. The increase was primarily because of recording $24,300 of tax expense related to establishing a valuation allowance for deferred-tax assets in the first quarter of fiscal year 2002. Because of the continued decline in the market value of the Company’s holding of Caldera stock and continued softness in the American and European markets for the Company’s products, management believes that it is more likely than not that the Company will not realize the benefits of the net deferred tax asset existing on April 6, 2002.

      In fiscal years 2002, 2001 and 2000, the Company recognized $3,840, $3,410, $4,189 from royalty revenue resulting from the sale of patents to EMC (see note 12). Based upon the agreement, a minimum of $15,000 and a maximum of $30,000 of royalties were to be received under the EMC Agreement in five equal annual installments. The Company received the first three annual installments in March 2000, March 2001 and March 2002, and is expecting to receive the two remaining annual installments in March 2003 and 2004.

      In the fourth quarter of fiscal year 2002, the Company recorded excess and obsolete inventory charges of $2,100 related to certain 6700, 8700 and 8900 series inventory. Also in the fourth quarter of fiscal year 2002, the Company recorded restructuring charges of $4,911 (see note 2).

      The Company has operated historically without a significant backlog of orders and, as a result, net product revenue in any quarter is dependent upon orders booked and products shipped during that quarter. A significant portion of the Company’s operating expenses are relatively fixed in nature and planned expenditures are based primarily upon sales forecasts. If revenue does not meet the Company’s expectations in any given quarter, the adverse effect on the Company’s liquidity and net income may be magnified by the Company’s inability to reduce expenditures quickly enough to compensate for the revenue shortfall. Further, as is common in the computer industry, the Company historically has experienced an increase in the number of orders and shipments in the latter part of each quarter and the Company expects this pattern to continue into the future. The Company’s failure to receive anticipated orders or to complete shipments in the latter part of a quarter could have a materially adverse effect on the Company’s results of operations for that quarter.

      Because of all of the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. There can be no assurance that the Company will achieve profitability on a quarter-to-quarter basis or that future revenues and operating results will not be below the expectations of public market analysts and investors, which could result in a materially adverse effect on the Company’s common stock.

Schedule II

MTI TECHNOLOGY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For the fiscal years ended April 6, 2002, April 7, 2001 and April 1, 2000

		Charged to
	Balance at	Revenue,		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses(1)	Deductions	Period

	(In thousands)
Year ended April 6, 2002
Allowance for doubtful accounts and sales returns	$10,460	$1,884	$(8,938)	$3,406

Year ended April 7, 2001
Allowance for doubtful accounts and sales returns	$7,210	$7,580	$(4,330)	$10,460

Year ended April 1, 2000
Allowance for doubtful accounts and sales returns	$3,250	$4,439	$(479)	$7,210

(1)	The allowance for sales returns is recorded as a charge to revenue and the allowance for doubtful accounts is charged to selling, general and administrative expenses.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit A of the Company’s Information Statement on Schedule 14C filed with the Commission on April 3, 2000.
3.3	Amended and Restated Bylaws of the Company, dated January 18, 2002, incorporated by reference to exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.
4.1	Form of Registration Rights Agreement between the Company and certain Purchasers, and schedule of such Purchasers, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
4.2	Registration Rights Agreement among the Company, Dialogic System Corporation and NFT Ventures, Inc., dated June 15, 1992, as amended as of April 1, 1993 and as of February 11, 1994, incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
4.3	Registration Rights Agreement between the Company and NFT Ventures, Inc., dated November 30, 1992, incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
4.4	Registration Rights Agreement between the Company and Dialogic Systems Corporation, dated November 30, 1992, incorporated by reference to Exhibit 4.11 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
4.5	Amended and Restated Registration Rights Agreement between the Company and Silicon Valley Bank, dated January 11, 2002, incorporated by reference to Exhibit 4.8 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.
4.6	Specimen of Amended Stock Certificate, incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended quarterly period ended April 7, 2001.
10.1	Triple Net Lease between the Company and Catellus Development Corporation effective December 20, 1991, incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.2	Owner Participation Agreement between the Company, Catellus Development Corporation and Anaheim Redevelopment Agency, dated as of January 7, 1992, including exhibits, incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.3	Form of Nonqualified Stock Option Agreement under the Stock Incentive Plan, incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.4	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.5	Micro Technology, Inc. Incentive Stock Option Plan — 1985, incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.6	1987 Incentive Stock Option and Nonqualified Stock Option Plan of the Company (the “1987 Stock Option Plan”), incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.7	Form of Incentive Common Stock Option Agreement under the 1987 Stock Option Plan, incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.8	Form of Nonqualified Common Stock Option Agreement under the 1987 Stock Option Plan, incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (No. 33-75180).

Exhibit
Number	Description

10.9	Stock Incentive Plan of the Company, incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.10	1988 Stock Option Plan, as amended August 12, 1991, of SF2 Corporation, incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.11	Form of Consultant/ Employee Confidentiality Agreement, incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.12	Lease between Oak Creek Delaware, Inc., and the Company, dated December 18, 1993, incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.13	Form of Incentive Stock Option Agreement under the Stock Incentive Plan, incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.14	MTI Technology Corporation 1994 Employee Stock Purchase Plan, as amended, incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 1994.
10.15	MTI Technology Corporation Directors’ Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.16	Asset Purchase Agreement, dated February 9, 1995, between EMC Corporation and the Company (confidential treatment granted pursuant to Rule 24b-2), incorporated by reference to Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995.
10.17	Loan and Security Agreement between the Company and Silicon Valley Bank and General Electric Capital Corporation, as Co-Lenders, and Schedules thereto, incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1998.
10.18	Amendment to the 1996 Stock Incentive Plan, incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 1999.
10.19	Severance Agreement dated as of July 15, 1998, between Thomas P. Raimondi, Jr. and Company, incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the fiscal year ended quarterly period ended April 3, 1999.
10.20	Severance and Release Agreement dated as of July 7, 2000, between Dale Boyd and Company, incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
10.21	Severance and Release Agreement dated as of April 29, 2001, between Guy M. Cheney and Company, incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
10.22	Severance and Release Agreement dated as of September 20, 2000, between Daniel Brown and Company, incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
10.23	Severance Agreement dated as of February 7, 2001, between Keith Clark and Company, incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
10.24	Severance Agreement dated as of May 30, 2001, between Kenneth D. Simpson and Company, incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
10.25	Severance Agreement dated as of May 31, 2001, between Venki Venkatarman and Company, incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

Exhibit
Number	Description

10.26	Severance Agreement dated as of February 7, 2001, between Keith Clark and Company, incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended quarterly period ended April 7, 2001.
10.27	Severance Agreement dated as of May 30, 2001, between Kenneth D. Simpson and Company, incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended quarterly period ended April 7, 2001.
10.28	Severance Agreement dated as of May 31, 2001, between Venki Venkataraman and Company, incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the fiscal year ended quarterly period ended April 7, 2001.
10.29	MTI Technology Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the fiscal year ended quarterly period ended April 7, 2001.
10.30	MTI Technology Corporation 2001 Non-Employee Directors Option Program, incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended quarterly period ended April 7, 2001.
10.31	MTI Technology Corporation 2001 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended quarterly period ended April 7, 2001.
10.32	Severance and Release Agreement dated as of July 31, 2001, between Richard L. Ruskin and Company, incorporated by reference to Exhibit 10.39 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
10.33	Consulting Agreement dated as of August 1, 2001, between Richard L. Ruskin and Company, incorporated by reference to Exhibit 10.40 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
10.34	Severance and Release Agreement dated as of August 20, 2001, between Dale Wight and Company, incorporated by reference to Exhibit 10.41 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
10.35	Consulting Agreement dated as of August 21, 2001, between Dale Wight and Company, incorporated by reference to Exhibit 10.40 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
10.36	Indemnification Agreement dated as of October 15, 2001, between Kent Smith and the Company, incorporated by reference to Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
10.37	Warrant to Purchase 10,500 shares of Common Stock, issued to John E. Osborne, dated May 27, 2001 incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
10.38	Warrant to Purchase 4,500 shares of Common Stock, issued to Kenneth J. Virnig, dated May 27, 2001, incorporated by reference to Exhibit 10.45 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
10.39	Statement of Work under PilotCenter Master Services Agreement, incorporated by reference to Exhibit 10.46 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
10.40	Master Lease Agreement No. 20011 between WebUseNet Corporation and the Company, dated September 28, 2001, incorporated by reference to Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
10.41	Amendment No. 1 to Master Lease Agreement No. 20011, dated October 5, 2001, incorporated by reference to Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
10.42	Amended and Restated Loan and Security Agreement dated October 29, 2001, between the Company and Silicon valley Bank, incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.

Exhibit
Number	Description

10.43	Amendment to Loan Documents dated October 29, 2001, incorporated by reference to Exhibit 10.38 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
10.44	Amendment to Loan Documents, dated November 8, 2001, between the Company and Silicon Valley Bank, incorporated by reference to Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.
10.45	Subordination Agreement, dated November 7, 2001, between the Company and Silicon Valley Bank, incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.
10.46	Amended and Restated Continuing Guarantee, dated November 8, 2001, between the Company and Silicon Valley Bank, incorporated by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.
10.47	Pilot Center Master Services Agreement, dated April 1, 2001, between Center 7, Inc. and the Company, incorporated by reference to Exhibit 10.52 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 7, 2001.
10.48	Warrant to Purchase 190,678 shares of Common Stock, issued to Silicon Valley Bank, dated January 11, 2002, incorporated by reference to Exhibit 10.52 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.
10.49	Master Services Development Agreement, dated June 1, 2001, between the Company and Center 7, Inc., incorporated by reference to Exhibit 10.53 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.
10.50	Severance Agreement dated July 26, 2000, between Gary Scott and Company incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the fiscal year ended quarterly period ended April 7, 2001.
10.51	Loan Agreement, entered into as of June 27, 2002, by and between MTI Technology Corporation and The Canopy Group, Inc., incorporated by reference to Exhibit 10.54 of the Company’s Current Report on Form 8-K filed on July 1, 2002.
10.52	Security Agreement, entered into as of June 27, 2002, by and between MTI Technology Corporation and The Canopy Group, Inc., incorporated by reference to Exhibit 10.55 of the Company’s Current Report on Form 8-K filed on July 1, 2002.
10.53	Promissory Note, entered into as of June 27, 2002, by and between MTI Technology Corporation and The Canopy Group, Inc., incorporated by reference to Exhibit 10.56 of the Company’s Current Report on Form 8-K filed on July 1, 2002.
10.54	Termination Agreement, entered into as of June 25, 2002, by and between MTI Technology Corporation and Silicon Valley Bank, incorporated by reference to Exhibit 10.57 of the Company’s Current Report on Form 8-K filed on July 1, 2002.
10.55	Stock Purchase Agreement, entered into as of June 26, 2002, by and between MTI Technology Corporation and Caldera International, Inc., incorporated by reference to Exhibit 10.58 of the Company’s Current Report on Form 8-K filed on July 1, 2002.
10.56	Microsoft OEM License Agreement for embedded server products dated August 1, 2001, between Microsoft Licensing, Inc. and the Company.
10.57	Development, License and distribution Agreement dated September 10, 2001, between FalconStor, Inc. and the Company.
10.58	Amendment No. 1 to Development, License and distribution Agreement dated October 1, 2001, between FalconStor, Inc. and the Company.
10.59	Amendment No. 2 to Development, License and distribution Agreement dated February 25, 2002, between FalconStor, Inc. and the Company.
10.60	Finder’s Fee Agreement dated February 20, 2002, between WebUseNet Corporation and the Company.
21	Subsidiaries of the Company.

Exhibit
Number	Description

23	Consent of KPMG LLP.
24	Power of Attorney (see page 34)

*	Management or compensatory plan or arrangement.

      (b) Reports on Form 8-K

      None.