Form 10-Q
period 2002-07-06
MTI TECHNOLOGY CORP
filed 2002-08-26
CIK 901696

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 6, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

         The number of shares outstanding of the issuer’s common stock, $.001 par value, as of August 12, 2002 was 32,872,988.

MTI TECHNOLOGY CORPORATION

INDEX

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of July 6, 2002 and April 6, 2002	3

		Condensed Consolidated Statements of Operations for the Three Months Ended July 6, 2002 and July 7, 2001	4

		Condensed Consolidated Statements of Cash Flows for the Three Months Ended July 6, 2002 and July 7, 2001	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	19

	Item 6.	Exhibits and Reports on Form 8-K	19

PART I

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	JULY 6,	APRIL 6,
	2002	2002

ASSETS

Current assets:

Cash and cash equivalents	$8,201	$8,420

Accounts receivable, net	11,961	18,153

Inventories	10,764	13,644

Prepaid expenses and other receivables	6,503	7,016

Total current assets	37,429	47,233

Property, plant and equipment, net	6,133	8,684

Goodwill, net	5,184	5,184

Other	640	597

Total assets	$49,386	$61,698

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Note payable	1,900	1,900

Current portion of capital lease obligations	150	135

Accounts payable	8,860	9,413

Accrued liabilities	9,338	9,308

Accrued restructuring charges	4,376	4,473

Deferred income	13,885	14,884

Total current liabilities	38,509	40,113

Capital lease obligations, less current portion	419	461

Other	777	1,011

Total liabilities	39,705	41,585

Stockholders’ equity:

Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding, none	—	—

Common stock, $.001 par value; authorized 80,000 shares; issued (including treasury shares) and outstanding 32,742 and 32,862 shares at July 6, 2002 and April 6, 2002, respectively	33	33

Additional paid-in capital	134,887	134,887

Accumulated deficit	(121,267)	(110,702)

Less cost of treasury stock (132 and 187 shares at July 6, 2002 and April 6, 2002, respectively)	(426)	(426)

Accumulated other comprehensive loss	(3,546)	(3,679)

Total stockholders’ equity	9,681	20,113

Total liabilities and stockholders’ equity	$49,386	$61,698

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED

	JULY 6,	JULY 7,
	2002	2001

Net product revenue	$7,134	$17,270

Service revenue	10,905	12,550

Total revenue, including $26 and $200 from related parties in the first quarter of fiscal 2002 and 2001, respectively	18,039	29,820

Product cost of revenue	9,842	16,786

Service cost of revenue	7,159	7,666

Total cost of revenue	17,001	24,452

Gross profit	1,038	5,368

Operating expenses:

Selling, general and administrative	7,825	12,395

Research and development	2,743	3,476

Restructuring charges	1,046	—

Total operating expenses	11,614	15,871

Operating loss	(10,576)	(10,503)

Interest and other income (expense), net	29	(83)

Equity in net loss of affiliate	—	(1,703)

Gain on foreign currency transactions	8	102

Loss before income taxes	(10,539)	(12,187)

Income tax expense	26	24,300

Net loss	$(10,565)	$(36,487)

Net loss per share:

Basic and diluted	$(0.32)	$(1.13)

Weighted-average shares used in per share computations:

Basic and diluted	32,742	32,417

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED

	JULY 6,	JULY 7,
	2002	2001

Cash flows from operating activities:

Net loss	$(10,565)	$(36,487)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	1,702	1,508

Provision (recovery of) for (recovery of)sales returns and losses on accounts receivable, net	(445)	581

Net loss in equity of affiliate	—	1,703

Provision for excess and obsolete inventory	2,600	4,880

Loss on disposal of fixed assets	863	—

Deferred income tax expense	—	24,300

Deferred income	(1,230)	(402)

Restructuring charges	1,046	—

Changes in assets and liabilities:

Accounts receivable	6,588	2,453

Inventories	267	1,459

Prepaid expenses, other receivables and other assets	123	37

Accounts payable	(574)	(1,164)

Accrued and other liabilities	(683)	(1,082)

Net cash used in operating activities	(308)	(2,214)

Cash flows from investing activities:

Capital expenditures for property, plant and equipment	(179)	(878)

Net cash used in investing activities	(179)	(878)

Cash flows from financing activities:

Proceeds from issuance of common stock, treasury stock and exercise of options and warrants	—	140

Payment of capital lease	(27)	(35)

Net cash provided by (used in) financing activities	(27)	105

Effect of exchange rate changes on cash	295	6

Net decrease in cash and cash equivalents	(219)	(2,981)

Cash and cash equivalents at beginning of period	8,420	16,320

Cash and cash equivalents at end of period	$8,201	$13,339

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$32	$19

Income taxes	18	44

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview

The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 6, 2002. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of July 6, 2002 and April 6, 2002, and the condensed consolidated results of operations and cash flows for the three month periods ended July 6, 2002 and July 7, 2001. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

References to amounts are in thousands, except per share data, unless otherwise specified. Certain prior year amounts have been reclassified to conform with the fiscal 2003 presentation.

Revenue Recognition

Sales of equipment are recorded upon shipment, net of an allowance for estimated returns, as long as no significant post-delivery obligations exist and collection of the resulting receivable is probable and the amount is determinable. Product sales are not contingent upon customer testing, approval and/or acceptance. Revenue from equipment maintenance contracts is recorded as deferred income when billed and is recognized as earned over the period in which the services are provided, primarily straight-line over the term of the contract. The Company accrues for warranty expense at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated warranty costs and sales volumes.

The Company applies Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” whereby revenue is recognized from software licenses, provided the software has been delivered to the customer, persuasive evidence of an arrangement exists, the price charged to the customer is fixed or determinable at fair value and there are no significant obligations on its part related to the sale and the resulting receivable is deemed collectible, net of an allowance for returns, cancellations and maintenance, including vendor and post-contract support obligations. Revenue from maintenance agreements is recognized ratably over the term of the related agreement. Revenue from consulting and other software-related services is recognized as the services are rendered.

2.	Restructuring

During the first quarter of fiscal year 2003, the Company recorded a restructuring charge of $1,046 which consisted of charges of $545 related to a headcount reduction of 39 employees, or 15% of the Company’s workforce, and $501 related to the disposal or abandonment of fixed assets. Of the 39 employees terminated, 14, 3, 6, 1, 14, and 1 were from the Sales, Marketing, General and Administrative, Field Services, Research and Development, and Manufacturing departments, respectively. The expected cash impact of the restructuring charge is $545 related to severance, of which none was paid in the first quarter of fiscal year 2003. The Company completed consolidating its manufacturing facility to Dublin, Ireland, in July 2002.

The amount accrued for restructuring activities as of July 6, 2002, was as follows:

Abandoned facilities:

Balance as of April 6, 2002	$4,266

Less: Current quarter utilization	(435)

Add: Additional accrued restructuring during the quarter	—

Balance as of July 6, 2002	3,831

Workforce reduction:

Balance as of April 6, 2002	$207

Less: Current quarter severance payments	(207)

Add: Current quarter severance charges	545

Balance as of July 6, 2002	545

Total accrued restructuring, as of July 6, 2002	$4,376

3.	Inventories

Inventories consist of the following:

	JULY 6,	APRIL 6,
	2002	2002

Raw Materials	$5,497	$5,970

Work in Process	100	37

Finished Goods	5,167	7,637

	$10,764	$13,644

4.	Line of Credit

In February 2002, the Canopy Group, Inc. (“Canopy”), the Company’s largest stockholder, lent $1,900 to the Company. The Company then entered into a Loan Agreement (the “Canopy Loan Agreement”) with Canopy on June 27, 2002, allowing the Company, subject to certain conditions, to borrow up to an aggregate of $7,000 under a revolving line of credit. During the second quarter of fiscal year 2003, the outstanding $1,900 loan was converted to borrowings against this line of credit. The line will mature on June 30, 2003, bearing an interest rate of nine percent per annum and is secured by a security interest in substantially all of the Company’s assets. The Canopy Loan Agreement contains negative covenants placing certain restrictions on the Company’s ability to repurchase capital stock, pay dividends or make distributions, purchase or sell assets, incur liens on its assets, incur additional debt, merge with another entity, make loans or investments, amend its charter Certificate of Incorporation or bylaws or issue stock. Although the Company is currently in compliance with all of the terms of the Canopy Loan Agreement, and believes that it will remain in compliance, there can be no assurance that it will be able to borrow under the Canopy Loan Agreement. Canopy may terminate the Canopy Loan Agreement and declare all amounts outstanding immediately due and payable upon an event of default, including upon 30 days notice in the event that Canopy in good faith deems its interest in the Company to be insecure, the value of the collateral to have significantly declined, or the prospect of timely payment or performance to be impaired. Ralph J. Yarro, III, one of our Directors, is also a Director, President and Chief Executive Officer of Canopy. Darcy G. Mott, one of our Directors, is also a Vice President, Treasurer and Chief Financial Officer of Canopy. Canopy beneficially owns approximately 45% of our outstanding common stock.

5.	Income Taxes

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

6.	Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	THREE MONTHS ENDED

	JULY 6,	JULY 7,
	2002	2001

Numerator:

Net loss	$(10,565)	$(36,487)

Denominator:

Denominator for net loss per share, basic- weighted-average shares outstanding	32,742	32,417

Effect of dilutive securities:

Dilutive options outstanding	—	—

Denominator for net loss per share, diluted-adjusted weighted-average shares	32,742	32,417

Net loss per share, basic and diluted	$(0.32)	$(1.13)

Options and warrants to purchase 12,780 shares of common stock were outstanding at July 6, 2002, but were not included in the computation of diluted loss per share for the three months ended July 6, 2002, because the effect would be antidilutive.

Options and warrants to purchase 8,991 shares of common stock were outstanding at July 7, 2001, but were not included in the computation of diluted loss per share for the three months ended July 7, 2001, as the effect would be antidilutive.

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

A summary of the Company’s operations by geographic area is presented below:

	THREE MONTHS ENDED

	JULY 6,	JULY 7,
	2002	2001

Revenue:

United States	$10,157	$20,432

Europe	8,800	10,067

Transfers between areas	(918)	(679)

Total revenue	$18,039	$29,820

Operating income (loss):

United States	$(9,198)	$(10,524)

Europe	(1,378)	21

Total operating loss	$(10,576)	$(10,503)

	JULY 6,	APRIL 6,
	2002	2002

Identifiable assets:

United States	$32,662	$42,248

Europe	16,724	19,450

Total assets	$49,386	$61,698

8.	New Accounting Pronouncements

On October 3, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121. Statement 144 retains many of the fundamental provisions of Statement 121. Statement 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted Statement 144 at the beginning of the first quarter of fiscal year 2003. The adoption did not have a material impact on the Company’s results of operations or financial position.

On April 30, 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement updates, clarifies and simplifies existing accounting pronouncements. Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. The Company adopted Statement 145 at the beginning of the first quarter of fiscal year 2003. The adoption of Statement 145 did not have a material impact on the Company’s results of operations or financial position.

9.	Comprehensive Loss

The components of comprehensive loss are as follows:

	THREE MONTHS ENDED

	JULY 6,	JULY 7,
	2002	2001

Net loss	$(10,565)	$(36,487)

Foreign currency translation adjustment	133	(167)

Total comprehensive loss	$(10,432)	$(36,654)

10.	Related Party Transactions

In the normal course of business, the Company sold goods and services to Center 7, Inc. (“Center 7”), a subsidiary of Canopy. Goods and services sold to Center 7 in the first quarter of fiscal years 2003 and 2002 were $26 and $200, respectively. Ralph J. Yarro, III, one of our Directors, is also a Director, President and Chief Executive Officer of Canopy. Darcy G. Mott, one of our Directors, is also a Vice President, Treasurer and Chief Financial Officer of Canopy. Canopy beneficially owns approximately 45% of our outstanding common stock. At July 6, 2002 and April 6, 2002, there was no outstanding balance due from Center 7.

11.	Litigation.

From July through September 2000, several class action complaints were filed against the Company and several of its officers, alleging that the Company was aware of adverse information that it failed to disclose primarily during fiscal year 2000 and, hence, that it violated specified provisions of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The plaintiffs in those cases filed a consolidated amended complaint in the federal court for the Central District of California on or about December 5, 2000, making similar allegations. This consolidated complaint alleges a class period from July 22, 1999 to July 27, 2000 and alleges that the defendants were aware of certain adverse information that they failed to disclose during that period. The Company filed a motion to dismiss the complaint which the district court granted. However, the plaintiffs filed a Second Amended Complaint, and, on October 9, 2001, the district court denied the Company’s motion to dismiss that complaint, although on June 12, 2002, the Court did strike all but three allegations of the Second Amended Complaint. The Second Amended Complaint alleges a class period from July 22, 1999 to July 12, 2000. The trial is set to begin on or about August 19, 2003.

The plaintiffs have not specified the amount of damages they seek. Although the Company believes the alleged claims in this lawsuit are without merit and is defending the lawsuit vigorously, due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. This litigation may result in substantial costs and distract management’s attention and resources. As of July 6, 2002, the Company met the deductible of its insurance policy. A judgement against the Company in this case that exceeds the limits of the insurance policy or is not covered by the insurance policy could have a material adverse effect on the Company’s results of operations and liquidity.

The Company is also, from time to time, subject to claims and suits arising in the ordinary course of business. In its opinion, the ultimate resolution of these matters is not expected to have a materially-adverse effect on its financial position, results of operations, or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements set forth herein are not historical or based on historical facts and constitute “forward-looking statements” involving known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Forward-looking statements include, but are not limited to, statements about our restructuring activities, revenue, markets, margin, the effect of accounting changes, attempts to raise additional funds or to secure an additional credit facility, proprietary product sales and changes in product mix, customers, service and support costs, reductions in research and development expenditures, foreign currency hedging activity, anticipated decreases in spending, dependence on new products, international sales and quarterly fluctuations. Our transition to sales of integrated solutions and focus of sales efforts on Global 2000 accounts may not be successful. We may fail to achieve anticipated revenue levels and efficiencies of operation. Estimates made in connection with our critical accounting policies may differ from actual results. Given these uncertainties, investors in our common stock are cautioned not to place undue reliance on such forward-looking statements. Future events occurring in response to or in connection with the terrorist attacks in the United States, including, without limitation, future terrorist attacks against United States targets, actual conflicts involving the United States or its allies, or military or trade disruptions could negatively impact our business, financial condition, results of operations and may result in increased volatility in the market price of our common stock. Additional information on potential factors that could affect our financial results is included in our Annual Report on Form 10-K for the year ended April 6, 2002.

On May 30, 2002, we received a notification letter from Nasdaq for non-compliance with Marketplace Rule 4450(a)(5) since the bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days. We had 90 calendar days, or until August 28, 2002, to regain compliance. On August 16, 2002, our securities ceased trading on the Nasdaq National Market and began trading on the Nasdaq SmallCap Market. We were granted an additional 90 calendar days, or until November 26, 2002, to demonstrate compliance with the minimum $1.00 per share requirement. If we are not in compliance by November 26, 2002, but we meet the initial listing criteria, Nasdaq will grant an additional 180 calendar days grace period to demonstrate compliance. If we do not demonstrate compliance, our securities will be delisted. There can be no assurance that we will be in compliance with the listing standards in the future. If we are delisted, we may not be able to secure listing on other exchanges or quotation systems. This would materially adversely affect the price and liquidity of our common stock.

Overview

The Company is a provider of high-availability, fault-tolerant solutions for the mid-range and enterprise-storage marketplace. We offer a complete line of integrated products and sophisticated professional services that provide customers with a full range of hardware, software and networking components and support, which we combine into one solution. We have historically sold our products and services to Global 2000 companies for their data center computing environments. In an effort to restore profitability and improve liquidity, we plan to shift our focus away from our proprietary products to a broader range of third-party integrated products.

The products we sell and support are compatible with Sun Solaris, HP-UX, Windows NT, Novell Netware, IBM AIX, and Linux operating systems, which enables us to address a broad range of customer applications and markets. Our customers represent a cross section of industries and governmental agencies and range from Fortune 500 companies to small businesses.

Restructuring

During the fourth quarter of fiscal year 2002, we recorded a restructuring charge of $4.9 million which consisted of $4.3 million, $0.3 million and $0.3 million charges related to the abandonment of either underutilized or historically unprofitable facilities, a headcount reduction of 56 employees, and the disposal of certain fixed assets, respectively. Of the 56 employees terminated, 15, 8, 6, 10, 14 and 3 were from the Sales, Marketing, General and Administrative, Field Services, Research and Development and Manufacturing departments, respectively. The cash impact of the restructuring charge was $0.28 million, related to severance, of which $0.07 million was paid in fiscal year 2002. The remaining $0.21 million was paid in the first quarter of fiscal year 2003.

We are continuing to implement our restructuring activities in an effort to reduce operating expenses. On July 31, 2002, we terminated an additional 20 manufacturing employees. As a result, after paying off the accrued severance charges of $0.5 million, we expect to reduce our quarterly cash outlays by approximately $0.4 million. The accrued severance will be paid off completely in the fourth quarter of fiscal year 2003.

We also completed consolidating our manufacturing facility to Dublin, Ireland, in July 2002, and anticipate reducing the amount of space leased for our corporate headquarters after our Anaheim lease expires in January 2003.

As part of the restructuring, we plan to emphasize our expertise in the design, deployment and servicing of integrated solutions for the enterprise-storage marketplace. We anticipate changing our product sales mix away from proprietary products to integrated products, such as Vivant 400, an IBM/Mylex-based product. We also anticipate selling a higher proportion of non-MTI branded products. Although we expect to continue to develop and manufacture proprietary products, we plan to do so at significantly reduced levels, including lower research and development expenditures.

The primary goal of the restructuring is to reduce costs. We believe the restructuring may have other benefits as well, including the ability to offer a wider range of products, greater flexibility in designing solutions for our customers, and the ability to react more quickly to changing technologies.

We face significant risks and uncertainties in connection with these restructuring activities and we have incurred substantial charges in connection with the restructuring. Despite the restructuring activities that have taken place to date, we have continued to incur recurring losses from operations. There can be no assurance that the restructuring will be successful or that the anticipated cost savings will be realized.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially produce materially different results under different assumptions and conditions. We believe the following critical accounting policies, among others, reflect significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed discussion of the application of these and other accounting policies, see notes to the consolidated financial statements. Refer to “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended April 6, 2002, for further discussion of our accounting policies.

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

Valuation of Goodwill and Other Intangible Assets. We assess the impairment of goodwill and other intangible assets in accordance with Financial Accounting Standards Board Statement No. 142 on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Upon the adoption of Statement No. 142 in fiscal year 2002, the carrying value of our goodwill and other intangible assets was determined to not be impaired. Changes in assumptions and estimates included within this analysis could produce significantly different results than those identified above and those recorded in the consolidated financial statements. An assessment for goodwill impairment will be performed in the second quarter of fiscal year 2003.

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

	FOR THE THREE MONTHS ENDED

	JULY 6,	JULY 7,
	2002	2001

Net product revenue	39.5%	57.9%

Service revenue	60.5	42.1

Total revenue	100.0	100.0

Product gross profit (loss)	(38.0)	2.8

Service gross profit	34.4	38.9

Gross profit	5.8	18.0

Selling, general and administrative	43.4	41.6

Research and development	15.2	11.7

Restructuring charges	5.8	—

Operating loss	(58.6)	(35.2)

Interest and other income (expense), net	0.2	(0.3)

Equity in net loss of affiliate	—	(5.7)

Gain on foreign currency transactions	—	0.3

Income tax expense	0.2	81.5

Net loss	(58.6)%	(122.4)%

Net Product Revenue: Net product revenue for the first quarter of fiscal year 2003 decreased $10.1 million, or 58.7% from the same quarter of the prior year. This decrease was primarily because of an $8.8 million, or 75.6%, and a $1.3 million, or 23.1% decrease in domestic and international product revenue, respectively. The continued economic downturn has resulted in a general capital and, specifically, information technology spending slowdown thus decreasing the current demand for our information-storage systems and software. Aggressive competition in the form of pricing discounts from EMC, Hewlett-Packard Company, Sun Microsystems, Inc., IBM, and Network Appliance, Inc., each of which has substantially greater name recognition, engineering, manufacturing and marketing capabilities, and greater financial and personnel resources than we have also contributed to the decrease in our sales. Additionally, due to concerns about our financial position prior to the establishment of the $7.0 million line of credit with Canopy, existing and prospective customers were reluctant to purchase our products.

Service Revenue: Service revenue for the first quarter of fiscal year 2003 decreased by $1.6 million, or 13.1% from the same quarter of the prior year. This decrease was primarily due to our inability to fully offset lost revenue from maintenance contracts that expired with revenue from renewed and new maintenance contracts. The lower number of renewals is attributable to the loss of customers to competitors during the quarter.

Product Gross Profit (Loss): We incurred a product gross loss of $2.7 million for the first quarter of fiscal year 2003, as compared to a product gross profit of $0.5 million for the same quarter of the preceding year. This decrease was mainly due to additional provision for excess and obsolete inventory of $2.6 million. In the first quarter of fiscal year 2003, we revised our sales projections and anticipate selling a greater product mix of Vivant-400S, our flagship product. Accordingly, we have written-down older and less feature-rich products to their net realizable value. Furthermore, increased pricing competition and reduced manufacturing efficiencies resulting from lower production volumes as well as changes in product mix contributed to the lower product gross margin. In order to reduce operating expenses and improve our product gross margin, we continue to restructure our operations. However, there can be no assurance that such activities will be successful.

Service Gross Profit: Service gross profit was $3.7 million for the first quarter of fiscal year 2003, a decrease of $1.1 million, or 23.3% from the same period of the previous year. The decrease in service gross profit was primarily attributable to lower field service revenue.

Selling, General and Administrative: Selling, general and administrative expenses for the first quarter of fiscal year 2003 decreased $4.6 million, or 36.9% over the same quarter of the preceding year, despite booking a loss in the first quarter of fiscal 2003 of $0.2 million on disposal of fixed assets no longer in use. The decrease in selling, general and administrative expenses was primarily due to a substantial decrease in salary and benefit expenses resulting from reduced headcount, a decrease in marketing and promotional expenses, reduced bad debt expense, consulting and professional service fees. During the quarter, we recovered $0.5 million from one account that was previously determined to be uncollectible.

Research and Development: Research and development expenses for the first quarter of fiscal year 2003 decreased $0.7 million, or 21.1% over the same quarter of the preceding year, despite booking a loss in the first quarter of fiscal 2003 of $0.7 million on disposal of fixed assets no longer in use. This decrease was primarily attributable to a decrease in salary and benefit expenses resulting from headcount reductions. As part of our restructuring activities, we plan to emphasize our expertise in the design, deployment and servicing of integrated solutions for the enterprise-storage marketplace. We anticipate changing our product sales mix away from proprietary products to integrated products, such as Vivant 400, an IBM/Mylex-based product. We also anticipate selling a higher proportion of non-MTI branded products. Although we expect to continue to develop and manufacture proprietary products, we plan to do so at significantly reduced levels, resulting in lower research and development expenditures.

Restructuring: We recorded $1.0 million of restructuring charges in the first quarter of fiscal year 2003, which consisted of charges of approximately $0.5 million related to a headcount reduction of 39 employees, or 15% of our workforce, and $0.5 million related to the disposal or abandonment of certain fixed assets. Of the 39 employees terminated, 14, 3, 6, 1, 14, and 1 were from the Sales, Marketing, General and Administrative, Field Services, Research and Development, and Manufacturing departments, respectively. The expected cash impact of the restructuring charge is $0.5 million related to severance, of which none was paid in the first quarter of fiscal year 2003. We completed consolidating our manufacturing facility to Dublin, Ireland, in July 2002.

Interest and Other Income (Expense), Net: Interest and Other Income (Expense), net for the first quarter of fiscal year 2003 was $0.03 million, as compared to a net expense of $0.08 million for the same quarter of the preceding year.

Equity in Net Loss and Write-Down of Net Investment of Affiliate: Equity in net loss of affiliate represented our proportionate share of Caldera’s net losses and amortization of the goodwill related to an investment made in Caldera International, Inc. (“Caldera”) in August 1999. The original investment in Caldera was $7.6 million and included: (a) cash payment of $3.0 million, (b) note payable of $3.0 million bearing interest at the prime rate plus one percent per annum and payable in two equal semi-annual payments beginning February 2000 and (c) investment costs of $1.6 million, including the issuance of a warrant to purchase 150,000 shares of our common stock. The excess of our investment in Caldera over the related underlying equity in net assets of $6.9 million was being amortized on a straight-line basis over seven years. However, we adopted Statement 142 as of April 8, 2001, the beginning of fiscal year 2002, and therefore, ceased to amortize the remaining balance of goodwill related to the investment in Caldera of $4.2 million, which was written off during the third quarter of fiscal year 2002 due to an other than temporary decline in value and recognizing our proportional share of Caldera’s net loss. Such loss was included in “Equity in net loss of affiliate”.

Inflation and Foreign Currency Exchange: We recorded $0.008 million in foreign exchange gain during the first three months of fiscal year 2003, as compared to $0.1 million in foreign exchange gain in the same period of the prior year. In order to minimize the risk of foreign exchange loss, we have used hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial-market risks, none of which were outstanding at July 6, 2002. There can be no assurance, however, that such actions successfully will reduce our exposure to financial-market risks.

Income Tax Expense: The income tax expense for the first quarter of fiscal year 2003 was $0.03 million, a decrease of $24.3 million as compared to the same quarter of last year. We recorded a valuation allowance against the remaining $24.3 million net deferred-tax asset in the first quarter of fiscal year 2002 because our management believed that it was more likely than not that we would not realize the benefits of the deferred tax asset because of the decline in the market value of our holding of Caldera stock and continued softness in the U.S. and European markets for our products.

New Accounting Standards

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

In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Statement 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operations, plant closing or other exit or disposal activities. Statement 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. As the provisions of Statement 146 are required to be applied prospectively after the adoption date, management cannot determine the potential effects that adoption of Statement 146 will have on our consolidated financial statements.

Liquidity and Capital Resources

Cash and cash equivalents were $8.2 million at July 6, 2002. Decreases in cash and cash equivalents of $0.2 million from April 6, 2002, were due primarily to cash used in operating and investing activities. Net operating activities used cash of $0.3 million for the first three months of fiscal year 2003, which was attributable to the net loss from continuing operations of $10.6 million offset by $10.3 million in non-cash adjustments and changes in assets and liabilities primarily consisting of accounts receivable, loss on disposal of fixed assets, inventories, depreciation and provision for inventory obsolescence.

We have experienced recurring decreases in revenues and margins, which have resulted in significant losses and cash used in operations and significantly reduced available working capital. As of July 6, 2002, we have negative working capital of $1.1 million, as compared to positive working capital of $7.1 million at the end of the prior fiscal year. In response, we have taken the following actions:

• During the fourth quarter of fiscal year 2002, we recorded a restructuring charge of $4.9 million which consisted of $4.3 million, $0.3 million and $0.3 million charges related to the abandonment of either underutilized or historically unprofitable facilities, a headcount reduction of 56 employees or 13%, and the disposal of certain fixed assets, respectively. Of the 56 employees terminated, 15, 8, 6, 10, 14 and 3 were from the Sales, Marketing, General and Administrative, Field Services, Research and Development and Manufacturing departments, respectively. The cash impact of the restructuring charge was $0.28 million, related to severance, of which $0.07 million was paid in fiscal year 2002. The remaining $0.21 million was paid in the first quarter of fiscal year 2003.

• In the first quarter of fiscal year 2003, we reduced our domestic headcount by an additional 15%, or 39 employees. We also terminated 20 additional manufacturing employees on July 31, 2002. As a result, we expect to reduce our quarterly cash outlays by approximately $0.4 million.

• In February 2002, we borrowed $1.9 million from Canopy. On June 27, 2002, in response to limited borrowing ability, we replaced a $15.0 million line of credit with Silicon Valley Bank with a $7.0 million revolving line of credit from Canopy. During the second quarter of fiscal year 2003, the outstanding $1.9 million loan was converted to borrowings against this line of credit. The new line will mature on June 30, 2003, bearing an interest rate of nine percent per annum and is secured by a security interest in substantially all of our assets. The Canopy Loan Agreement contains negative covenants placing certain restrictions on our ability to repurchase capital stock, pay dividends or make distributions, purchase or sell assets, incur liens on our assets, incur additional debt, merge with another entity, make loans or investments, amend our charter Certificate of Incorporation or bylaws or issue stock. Although we are currently in compliance with all of the terms of the Canopy Loan Agreement, and believe that we will remain in compliance, there can be no assurance that we will be able to borrow under the Canopy Loan Agreement. Canopy may terminate the Canopy Loan Agreement and declare all amounts outstanding immediately due and payable upon an event of default, including upon 30 days notice in the event that Canopy in good faith deems its interest in MTI to be insecure, the value of the collateral to have significantly declined, or the prospect of timely payment or performance to be impaired. Canopy owns approximately 14,463,000 shares, or 44.7%, of our issued and outstanding common stock.

• We entered into an agreement with Caldera on June 26, 2002, to sell our remaining shares of Caldera common stock to Caldera and we collected approximately $1.1 million in net proceeds. The transaction was completed on July 23, 2002.

• In July 2002, we completed consolidating our manufacturing facility to Dublin, Ireland. All excess fixed assets and inventory were brokered or re-deployed.

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

We also received from EMC an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the applicable patents. This license will terminate in the event of a change in control of the Company involving certain acquirers. As part of the EMC Agreement, MTI and EMC granted to each other a license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the EMC Agreement for a period of five years, which expired February 2001.

We require substantial working capital to fund our business. We use cash generated from our operations, equity capital, financings, and sales of our equity securities to fund capital expenditures, as well as to invest in and operate our existing operations. As of July 6, 2002, we had negative working capital of $1.1 million.

Given the current economic and competitive climate, we continue to closely monitor our liquidity resources. Based on our current level of operating and capital expenditures, we expect that we will borrow additional amounts under the Canopy Loan Agreement. We may need to extend the term of the Canopy Loan Agreement or refinance the amounts outstanding under the Canopy Loan Agreement when it expires in June 2003. However, we cannot provide any assurance that such financing will be available on terms acceptable to us, if at all.

If we are unable to meet our anticipated revenue and expense levels, we may need additional outside sources of financing in order to meet our liquidity requirements to carry on our operations as presently conducted, and we are actively exploring financing alternatives which may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. If additional sources of financing are not available, we would have to implement further measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that such measures would be successful. Our failure to raise additional funds or to secure an additional credit facility would adversely affect our ability to:

•	maintain, develop, or enhance our product offerings;

•	take advantage of future opportunities;

•	respond to competitive pressures; or

•	continue operations in the short-term.

Additional funds raised through the issuance of equity securities or securities convertible into our common stock may have the following negative effects on the then-current common stockholders:

•	dilution in percentage of ownership in the Company; and

•	the rights, preferences or privileges of the new security holders may be senior to those of the common stockholders.

The following represents a comprehensive list of our contractual obligations and commitments as of July 6, 2002:

	Payments Due by Period (in millions)

	Total	2003	2004	2005	2006	2007	Thereafter

Note Payable	$1.90	$1.90	—	—	—	—	—

Capital and Operating Lease Obligations	$9.48	$2.95	$2.78	$2.24	$1.09	$0.41	$0.01

	$11.38	$4.85	$2.78	$2.24	$1.09	$0.41	$0.01

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our European operations transact in foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound sterling and the Euro. We have and may continue to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks, none of which were outstanding at July 6, 2002. There can be no assurance that such actions will successfully reduce our exposure to financial market risks.

PART II

OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

From July through September 2000, several class action complaints were filed against the Company and several of its officers, alleging that the Company was aware of adverse information that it failed to disclose primarily during fiscal year 2000 and, hence, that it violated specified provisions of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The plaintiffs in those cases filed a consolidated amended complaint in the federal court for the Central District of California on or about December 5, 2000, making similar allegations. This consolidated complaint alleges a class period from July 22, 1999 to July 27, 2000 and alleges that the defendants were aware of certain adverse information that they failed to disclose during that period. The Company filed a motion to dismiss the complaint which the district court granted. However, the plaintiffs filed a Second Amended Complaint, and, on October 9, 2001, the district court denied the Company’s motion to dismiss that complaint, although on June 12, 2002, the Court did strike all but three allegations of the Second Amended Complaint. The Second Amended Complaint also alleges a class period from July 22, 1999 to July 12, 2000. The trial is set to begin on or about August 19, 2003.

The plaintiffs have not specified the amount of damages they seek. Although the Company believes the alleged claims in this lawsuit are without merit and is defending the lawsuit vigorously, due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. This litigation may result in substantial costs and distract management’s attention and resources. As of July 6, 2002, the Company met the deductible of its insurance policy. A judgement against the Company in this case that exceeds the limits of the insurance policy or is not covered by the insurance policy could have a material adverse effect on the Company’s results of operations and liquidity.

The Company is also, from time to time, subject to claims and suits arising in the ordinary course of business. In its opinion, the ultimate resolution of these matters is not expected to have a materially-adverse effect on its financial position, results of operations, or liquidity.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (No.33-75180)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit A of the Company’s Information Statement on Schedule 14C filed with the Commission on April 3, 2000)

3.3	Amended and Restated Bylaws of the Company, dated January 18, 2002, incorporated by reference to exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.

10.61	Severance and Release Agreement dated as of June 6, 2002, between Paul W. Emery II and the Company.

10.62	Severance and Release Agreement dated as of July 5, 2002, between Kenneth D. Simpson and the Company.

10.63	Indemnification Agreement dated as of June 24, 2002, between Mark A. Franzen and the Company.

10.64	Change of Control Agreement dated as of June 10, 2002, between Mark A. Franzen and the Company.

10.65	Change of Control Agreement dated as of November 30, 2001, between Todd Schaeffer and the Company.

(b)	Reports on Form 8-K:

On April 30, 2002, the Company filed a Current Report on Form 8-K updating and restating, under Item 5, its Risk Factors in its Form 10-K for the year ended April 7, 2001.

On July 1, 2002, the Company filled a Current Report on Form 8-K reporting under Item 5 the signing of a Credit Agreement with the Canopy Group, Inc..

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of August 2002.

MTI TECHNOLOGY CORPORATION

By:	/s/ Mark A. Franzen

Mark A. Franzen Chief Financial Officer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (No.33-75180)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit A of the Company’s Information Statement on Schedule 14C filed with the Commission on April 3, 2000)

3.3	Amended and Restated Bylaws of the Company, dated January 18, 2002, incorporated by reference to exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.

10.61	Severance and Release Agreement dated as of June 6, 2002, between Paul W. Emery II and the Company.

10.62	Severance and Release Agreement dated as of July 5, 2002, between Kenneth D. Simpson and the Company.

10.63	Indemnification Agreement dated as of June 24, 2002, between Mark A. Franzen and the Company.

10.64	Change of Control Agreement dated as of June 10, 2002, between Mark A. Franzen and the Company.

10.65	Change of Control Agreement dated as of November 30, 2001, between Todd Schaeffer and the Company.