Form 10-Q
period 2002-10-05
MTI TECHNOLOGY CORP
filed 2002-11-19
CIK 901696

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    X                      NO   _____

     The number of shares outstanding of the issuer’s common stock, $.001 par value, as of November 8, 2002 was 32,911,994.

SECURITIES AND EXCHANGE COMMISSION
PART I
FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4 — CONTROLS AND PROCEDURES
PART II
OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
EXHIBIT INDEX
Exhibit 10.66
Exhibit 10.67
Exhibit 10.68
Exhibit 10.69
Exhibit 10.70
Exhibit 99.1
Exhibit 99.2

MTI TECHNOLOGY CORPORATION

INDEX

PART I

FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

MTI TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	OCTOBER 5,	APRIL 6,
	2002	2002

ASSETS

Current assets:
Cash and cash equivalents	$6,202	$8,420
Accounts receivable, net	12,826	18,153
Inventories	9,520	14,787
Prepaid expenses and other receivables	6,489	7,016

Total current assets	35,037	48,376
Property, plant and equipment, net	4,241	7,541
Goodwill, net	5,184	5,184
Other	151	597

Total assets	$44,613	$61,698

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Note payable	1,685	1,900
Current portion of capital lease obligations	154	135
Accounts payable	6,171	9,413
Accrued liabilities	8,730	9,308
Accrued restructuring charges	3,493	4,473
Deferred income	12,759	14,884

Total current liabilities	32,992	40,113
Capital lease obligations, less current portion	376	461
Other	1,343	1,011

Total liabilities	34,711	41,585

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding, none	—	—
Common stock, $.001 par value; authorized 80,000 shares; issued (including treasury shares) and outstanding 32,862 shares at October 5, 2002 and April 6, 2002	33	33
Additional paid-in capital	134,645	134,887
Accumulated deficit	(121,134)	(110,702)
Less cost of treasury stock (47 and 187 shares at October 5, 2002 and April 6, 2002, respectively)	(151)	(426)
Accumulated other comprehensive loss	(3,491)	(3,679)

Total stockholders’ equity	9,902	20,113

Total liabilities and stockholders’ equity	$44,613	$61,698

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	OCTOBER 5,	OCTOBER 6,	OCTOBER 5,	OCTOBER 6,
	2002	2001	2002	2001

Net product revenue	$11,140	$19,877	$18,274	$37,147
Service revenue	11,180	12,670	22,085	25,220

Total revenue, including $13 and $150 from related parties in the second quarter of fiscal 2002 and 2001, respectively, and $39 and $350 from related parties in the first six months of fiscal 2002 and 2001, respectively	22,320	32,547	40,359	62,367

Product cost of revenue	8,026	14,736	17,868	31,522
Service cost of revenue	7,269	7,466	14,428	15,132

Total cost of revenue	15,295	22,202	32,296	46,654

Gross profit	7,025	10,345	8,063	15,713

Operating expenses:
Selling, general and administrative	7,079	10,302	14,904	22,697
Research and development	828	3,448	3,571	6,924
Restructuring charges	—	—	1,046	—

Total operating expenses	7,907	13,750	19,521	29,621

Operating loss	(882)	(3,405)	(11,458)	(13,908)
Interest and other income, net	1,022	2,478	1,051	2,395
Equity in net loss of affiliate	—	(1,760)	—	(3,463)
Gain (loss) on foreign currency transactions	16	(53)	24	49

Income (loss) before income taxes	156	(2,740)	(10,383)	(14,927)
Income tax expense	23	—	49	24,300

Net income (loss)	$133	$(2,740)	$(10,432)	$(39,227)

Net income (loss) per share:
Basic and diluted	$0.00	$(0.08)	$(0.32)	$(1.21)

Weighted-average shares used in per share computations:
Basic	32,815	32,483	32,778	32,450

Diluted	32,829	32,483	32,778	32,450

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED

	OCTOBER 5,	OCTOBER 6,
	2002	2001
Cash flows from operating activities:
Net loss	$(10,432)	$(39,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,750	1,870
Provision for (recovery of) sales returns and losses on accounts receivable, net	(462)	567
Net loss in equity of affiliate	—	3,463
Gain on sale of investment	(1,070)	—
Provision for excess and obsolete inventory	3,205	6,843
Loss on disposal of fixed assets	952	214
Deferred income tax expense	—	24,300
Deferred income	(1,790)	(3,586)
Restructuring charges	1,046	—
Non-cash compensation from issuance of option/warrant	(15)	—
Changes in assets and liabilities:
Accounts receivable	5,732	1,325
Inventories	2,461	7,007
Prepaid expenses, other receivables and other assets	742	(1,352)
Accounts payable	(3,271)	(599)
Accrued and other liabilities	(2,188)	(2,644)

Net cash used in operating activities	(3,340)	(1,819)

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(115)	(2,618)
Proceeds from the sale of investment	1,070	—
Proceeds from the sale of property, plant and equipment	7	—

Net cash provided by (used in) investing activities	962	(2,618)

Cash flows from financing activities:
Borrowings under line of credit	2,750	—
Proceeds from issuance of common stock, treasury stock and exercise of options and warrants	48	353
Repayment of notes payable	(1,900)	—
Repayment of line of credit	(1,065)	—
Payment of capital lease	(66)	(59)

Net cash provided by (used in) financing activities	(233)	294

Effect of exchange rate changes on cash	393	61

Net decrease in cash and cash equivalents	(2,218)	(4,082)
Cash and cash equivalents at beginning of period	8,420	16,320

Cash and cash equivalents at end of period	$6,202	$12,238

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$88	$36
Income taxes	34	142

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview

The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 6, 2002. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of October 5, 2002 and April 6, 2002, the condensed consolidated results of operations for the three and six month periods ended October 5, 2002 and October 6, 2001, and cash flows for the six months ended October 5, 2002 and October 6, 2001. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

References to amounts are in thousands, except per share data, unless otherwise specified. Certain prior year amounts have been reclassified to conform with the fiscal 2003 presentation.

2.	Restructuring

During the first quarter of fiscal year 2003, the Company recorded a restructuring charge of $1,046 which consisted of charges of $545 related to a headcount reduction of 39 employees, or 15% of the Company’s workforce, and $501 related to the disposal or abandonment of fixed assets. Of the 39 employees terminated, 14, 3, 6, 1, 14, and 1 were from the Sales, Marketing, General and Administrative, Field Services, Research and Development, and Manufacturing departments, respectively. The expected cash impact of the restructuring charge is $545 related to severance, of which none and $396 was paid in the first and second quarters of fiscal year 2003, respectively. The remaining amount is expected to be paid during the third and fourth quarters of fiscal year 2003. The Company completed consolidating its manufacturing facility to Dublin, Ireland, in July 2002.

The amount accrued for restructuring activities as of October 5, 2002, was as follows:

Abandoned facilities:
Balance as of April 6, 2002	$4,266
Less: Current year utilization	(922)

Balance as of October 5, 2002	3,344

Workforce reduction:
Balance as of April 6, 2002	207
Less: Current year severance payments	(603)
Add: Current year severance charges	545

Balance as of October 5, 2002	149

Total accrued restructuring, as of October 5, 2002	$3,493

3.	Inventories

Inventories consist of the following:

	OCTOBER 5,	APRIL 6,
	2002	2002

Raw Materials	$4,459	$7,113
Work in Process	141	37
Finished Goods	4,920	7,637

	$9,520	$14,787

4.	Line of Credit

In February 2002, the Canopy Group, Inc. (“Canopy”), the Company’s largest stockholder, lent $1,900 to the Company. The Company then entered into a Loan Agreement (the “Canopy Loan Agreement”) with Canopy on June 27, 2002, allowing the Company, subject to certain conditions, to borrow up to an aggregate of $7,000 under a revolving line of credit. During the second quarter of fiscal year 2003, the outstanding $1,900 loan was paid-off and $1,900 was borrowed against this line of credit. The line will mature on June 30, 2003, bearing an interest rate of nine percent per annum and is secured by a security interest in substantially all of the Company’s assets. The Canopy Loan Agreement contains negative covenants placing certain restrictions on the Company’s ability to repurchase capital stock, pay dividends or make distributions, purchase or sell assets, incur liens on its assets, incur additional debt, merge with another entity, make loans or investments, amend its charter Certificate of Incorporation or bylaws or issue stock. Although the Company is currently in compliance with all of the terms of the Canopy Loan Agreement, and believes that it will remain in compliance, there can be no assurance that it will be able to borrow under the Canopy Loan Agreement. Canopy may terminate the Canopy Loan Agreement and declare all amounts outstanding immediately due and payable upon an event of default, including upon 30 days notice in the event that Canopy in good faith deems its interest in the Company to be insecure, the value of the collateral to have significantly declined, or the prospect of timely payment or performance to be impaired. Ralph J. Yarro, III, one of our Directors, is also a Director, President and Chief Executive Officer of Canopy. Darcy G. Mott, one of our Directors, is also a Vice President, Treasurer and Chief Financial Officer of Canopy. Canopy beneficially owns approximately 45% of our outstanding common stock.

In November 2002, the Company entered into an agreement with Comerica Bank for a line of credit up to $7.0 million at an interest rate equal to prime. The line of credit is secured by a Letter of Credit which is guaranteed by Canopy.

5.	Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED

	OCTOBER 5,	OCTOBER 6,	OCTOBER 5,	OCTOBER 6,
	2002	2001	2002	2001

Numerator:
Net income (loss)	$133	$(2,740)	$(10,432)	$(39,227)

Denominator:
Denominator for net income (loss) per share, basic — weighted-average shares outstanding	32,815	32,483	32,778	32,450
Effect of dilutive securities:
Dilutive options outstanding	14	—	—	—

Denominator for net income (loss) per share, diluted — adjusted weighted-average shares	32,829	32,483	32,778	32,450

Net income (loss) per share, basic and diluted	$0.00	$(0.08)	$(0.32)	$(1.21)

Options and warrants to purchase 11,741 shares of common stock were outstanding at October 5, 2002, but were not included in the computation of diluted net loss per share for the three months ended October 5, 2002, because the effect would be antidilutive.

Options and warrants to purchase 11,755 shares of common stock were outstanding at October 5, 2002, but were not included in the computation of diluted net loss per share for the six months ended October 5, 2002, because the effect would be antidilutive.

Options and warrants to purchase 12,191 shares of common stock were outstanding at October 6, 2001, but were not included in the computation of diluted net loss per share for the three and six months ended October 6, 2001, as the effect would be antidilutive.

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

A summary of the Company’s operations by geographic area is presented below:

	THREE MONTHS ENDED		SIX MONTHS ENDED

	OCTOBER 5,	OCTOBER 6,	OCTOBER 5,	OCTOBER 6,
	2002	2001	2002	2001

Revenue:
United States	$12,472	$21,465	$21,711	$41,218
Europe	9,848	11,082	18,648	21,149

Total revenue	$22,320	$32,547	$40,359	$62,367

Operating income (loss):
United States	$(1,575)	$(3,719)	$(10,773)	$(14,243)
Europe	693	314	(685)	335

Total operating loss	$(882)	$(3,405)	$(11,458)	$(13,908)

	OCTOBER 5,	APRIL 6,
	2002	2002

Identifiable assets:
United States	$28,941	$42,248
Europe	15,672	19,450

Total assets	$44,613	$61,698

7.	New Accounting Pronouncements

On October 3, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“Statement”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121. Statement 144 retains many of the fundamental provisions of Statement 121. Statement 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted Statement 144 at the beginning of the first quarter of fiscal year 2003. The adoption did not have a material impact on the Company’s results of operations or financial position.

On April 30, 2002, the FASB issued Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement updates, clarifies and simplifies existing accounting pronouncements. Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded.

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

8.	Comprehensive Loss

The components of comprehensive loss are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED

	OCTOBER 5,	OCTOBER 6,	OCTOBER 5,	OCTOBER 6,
	2002	2001	2002	2001

Net income (loss)	$133	$(2,740)	$(10,432)	$(39,227)
Foreign currency translation adjustment	55	441	188	274

Total comprehensive income (loss)	$188	$(2,299)	$(10,244)	$(38,953)

9.	Related Party Transactions

In the normal course of business, the Company sold services to Center 7, Inc. (“Center 7”), a subsidiary of Canopy. Services sold to Center 7 in the second quarter of fiscal years 2003 and 2002 were $13 and $150, respectively. Services sold to Center 7 in the first six months of fiscal years 2003 and 2002 were $29 and $350, respectively. Ralph J. Yarro, III, one of our Directors, is also a Director, President and Chief Executive Officer of Canopy. Darcy G. Mott, one of our Directors, is also a Vice President, Treasurer and Chief Financial Officer of Canopy. Canopy beneficially owns approximately 45% of our outstanding common stock. At October 5, 2002 and April 6, 2002, there was $13 and no outstanding balance due from Center 7, respectively.

10.	Litigation.

From July through September 2000, several class action complaints were filed against the Company and several of its officers, alleging that the Company was aware of adverse information that it failed to disclose primarily during fiscal year 2000 and, hence, that it violated specified provisions of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The plaintiffs in those cases filed a consolidated amended complaint in the federal court for the Central District of California on or about December 5, 2000, making similar allegations. This consolidated complaint alleges a class period from July 22, 1999 to July 27, 2000 and alleges that the defendants were aware of certain adverse information that they failed to disclose during that period. The Company filed a motion to dismiss the complaint which the district court granted. However, the plaintiffs filed a Second Amended Complaint, and, on October 9, 2001, the district court denied the Company’s motion to dismiss that complaint, although on June 12, 2002, the Court did strike all but six allegations of the Second Amended Complaint. The Second Amended Complaint alleges a class period from July 22, 1999 to July 12, 2000. The trial is set to begin on or about August 19, 2003.

The plaintiffs have not specified the amount of damages they seek. Although the Company believes the alleged claims in this lawsuit are without merit and is defending the lawsuit vigorously, due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. This litigation may result in substantial costs and distract management’s attention and resources. As of October 5, 2002, the Company met the deductible of its insurance policy. A judgement against the Company in this case that exceeds the limits of the insurance policy or is not covered by the insurance policy could have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company is also, from time to time, subject to claims and suits arising in the ordinary course of business. In its opinion, the ultimate resolution of these matters is not expected to have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements included in this report are not historical or based on historical facts and constitute “forward-looking statements” involving known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements, expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about our restructuring activities, revenue, margin, the effect of accounting changes, attempts to raise additional funds, proprietary product sales and changes in product mix, customers, reductions in research and development expenditures, foreign currency hedging activity, anticipated decreases in spending, dependence on new products and quarterly fluctuations. Our transition to sales of integrated solutions and focus of sales efforts on Global 2000 accounts may not be successful. We may fail to achieve anticipated revenue levels and efficiencies of operation. Estimates made in connection with our critical accounting policies may differ from actual results. Given these uncertainties, investors in our common stock are cautioned not to place undue reliance on our forward-looking statements. Future events occurring in response to or in connection with the terrorist attacks in the United States, including, but not limited to, future terrorist attacks against United States targets, actual conflicts involving the United States or its allies, or military or trade disruptions could negatively impact our business, financial condition and results of operations and may result in increased volatility in the market price of our common stock. The forward-looking statements in this report speak only as of the date of this report and we do not undertake to revise or update any of them. We urge you to review and carefully consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission. Additional information on potential factors that could affect our business or financial results or condition is included in our Annual Report on Form 10-K for the year ended April 6, 2002 and on subsequent reports on Forms 10-Q and 8-K.

MTI is a registered trademark of the Company. All other company, brand or product names are registered trademarks or trademarks of their registered holders.

On May 30, 2002, we received a notification letter from Nasdaq for non-compliance with Marketplace Rule 4450(a)(5) since the bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days. We had 90 calendar days, or until August 28, 2002, to regain compliance. On August 16, 2002, our securities ceased trading on the Nasdaq National Market and began trading on the Nasdaq SmallCap Market. We were granted an additional 90 calendar days, or until November 26, 2002, to demonstrate compliance with the minimum $1.00 per share requirement. If we are not in compliance by November 26, 2002, but we meet the initial listing criteria of Marketplace Rule 4310(c)(2)(A), which we expect to meet, we may receive an additional 180 calendar day grace period from Nasdaq to demonstrate compliance. If we do not demonstrate compliance, our securities will be delisted. There can be no assurance that we will be in compliance with the required listing standards at the expiration of our grace period. If we are delisted, we may not be able to secure listing on other exchanges or quotation systems. This would materially adversely affect the price and liquidity of our common stock.

Overview

The Company is a provider of high-availability, fault-tolerant solutions for the mid-range and enterprise-storage marketplace. We offer a complete line of integrated storage related products, incorporating proprietary and best of breed commercially available hardware and software. When these products are combined with our professional services and field service capabilities, we are able to offer our customers end-to-end, solutions that are tailored to their individual needs. Historically, we have sold our solutions and service to the Global 2000 companies for their data center computing environments. In an effort to restore profitability and improve liquidity, we are developing and implementing solutions that incorporate a broad array of commercial technologies that meet customer requirements in the areas of Storage Area Networks, data protection, tape backups and business continuity while minimizing our past dependencies on our proprietary RAID controller technology.

The solutions that we deliver to the market are compatible with Sun Solaris, HP-UX, Windows NT, Novell Netware, IBM AIX, and Linux operating systems. Having the ability to work on these operating platforms enables us to meet varied customer demands. Our customers represent a cross section of industries and governmental agencies and range from Fortune 500 companies to small businesses.

Restructuring

During the fourth quarter of fiscal year 2002, we recorded a restructuring charge of $4.9 million which consisted of $4.3 million, $0.3 million and $0.3 million charges related to the abandonment of either underutilized or historically unprofitable facilities, a headcount reduction of 56 employees, and the disposal of certain fixed assets, respectively. The cash impact of the restructuring charge was $0.3 million, related to severance, of which $0.1 million was paid in fiscal year 2002. The remaining $0.2 million was paid in the first quarter of fiscal year 2003.

During the first quarter of fiscal year 2003, we recorded a restructuring charge of $1.0 million which consisted of charges of $0.5 million related to a headcount reduction of 39 employees, or 15% of the Company’s workforce, and $0.5 related to the disposal or abandonment of fixed assets. Of the 39 employees terminated, 14, 3, 6, 1, 14, and 1 were from the Sales, Marketing, General and Administrative, Field Services, Research and Development, and Manufacturing departments, respectively. The expected cash impact of the restructuring charge is $0.5 million related to severance, of which none and $0.3 million was paid in the first and second quarters of fiscal year 2003, respectively. The remaining amount is expected to be paid during the third and fourth quarters of fiscal year 2003.

We also completed consolidating our manufacturing facility to Dublin, Ireland, in July 2002, and anticipate reducing the amount of space leased for our corporate headquarters after our Anaheim, California lease expires in January 2003.

As part of the restructuring, we plan to emphasize our expertise in the design, deployment and servicing of fully integrated solutions for the enterprise-storage marketplace. We anticipate changing our product sales mix away from designing proprietary RAID engines to incorporating RAID engines from LSI (Formally IBM)/Mylex, as we do in our Vivant 400 architecture. We also anticipate selling a higher proportion of non-MTI branded products. Although we expect to continue to develop and manufacture proprietary products, we plan to do so at significantly reduced levels from prior years, including lower research and development expenditures.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially produce materially different results under different assumptions and conditions. We believe the following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed discussion of the application of these and other accounting policies refer to “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended April 6, 2002.

Revenue Recognition. We record sales of our equipment upon pick-up by the domestic common carrier for FOB origin shipments and upon delivery to the customer for FOB destination shipments, net of an allowance for estimated returns, as long as no significant post-delivery obligations exist and collection of the resulting receivable is probable and the sales price is fixed and determinable. Product sales are not contingent upon customer testing, approval and/or acceptance. We record revenue from equipment maintenance contracts as deferred income when billed and we recognize this revenue as earned over the period in which the services are provided, primarily straight-line over the term of the contract. We accrue for warranty expense at the time revenue is recognized and maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes.

We apply Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” whereby revenue is recognized from software licenses, provided the software has been delivered to the customer, persuasive evidence of an arrangement exists, the price charged to the customer is fixed or determinable at fair value and there are no significant obligations on our part related to the sale and the resulting receivable is deemed collectible, net of an allowance for returns, cancellations and maintenance, including vendor and post-contract support obligations. We recognize revenue from maintenance agreements ratably over the term of the related agreement. Revenue from consulting and other software-related services is recognized as the services are rendered.

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

Valuation of Goodwill and Other Intangible Assets. We assess the impairment of goodwill and other intangible assets in accordance with Statement 142 on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Upon the adoption of Statement 142 in fiscal year 2002, the carrying value of our goodwill and other intangible assets was determined to not be impaired. Changes in assumptions and estimates included within this analysis could produce significantly different results than those identified above and those recorded in the consolidated financial statements. The Company completed its annual assessment for goodwill impairment in the second quarter of fiscal year 2003 and no impairment was found to exist.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED

	OCTOBER 5,	OCTOBER 6,	OCTOBER 5,	OCTOBER 6,
	2002	2001	2002	2001

Net product revenue	49.9%	61.1%	45.3%	59.6%
Service revenue	50.1	38.9	54.7	40.4

Total revenue	100.0	100.0	100.0	100.0
Product gross profit	28.0	25.9	2.2	15.1
Service gross profit	35.0	41.1	34.7	40.0

Gross profit	31.5	31.8	20.0	25.2
Selling, general and administrative	31.7	31.7	36.9	36.4
Research and development	3.7	10.6	8.8	11.1
Restructuring charges	—	—	2.6	—

Operating loss	(4.0)	(10.5)	(28.4)	(22.3)
Interest and other income, net	4.6	7.6	2.6	3.8
Equity in net loss of affiliate	—	(5.4)	—	(5.5)
Gain (Loss) on foreign currency transactions	0.1	(0.1)	0.1	0.1
Income tax expense	(0.1)	—	(0.1)	(39.0)

Net income (loss)	0.6%	(8.4)%	(25.8)%	(62.9)%

Net Product Revenue: Net product revenue for the second quarter of fiscal year 2003 decreased $8.7 million, or 44.0% from the same quarter of the prior year. This decrease was primarily because of a $7.1 million, or 52.8%, and a $1.6 million, or 25.6% decrease in domestic and international product revenue, respectively. Net product revenue for the first six months of fiscal year 2003 decreased $18.9 million, or 50.8% from the same period of the prior year. This decrease was primarily because of a $15.9 million, or 63.4%, and a $3.0 million, or 24.4% decrease in domestic and international product revenue, respectively. The continued economic downturn has resulted in a general capital and, specifically, information technology spending slowdown thus decreasing the current demand for our information-storage systems and software. Aggressive competition in the form of pricing discounts from EMC, Hewlett-Packard Company, Sun Microsystems, Inc., IBM, and Network Appliance, Inc., each of which has substantially greater name recognition, engineering, manufacturing and marketing capabilities than us, and greater financial and personnel resources than we have, also contributed to the decrease in our sales.

Service Revenue: Service revenue for the second quarter of fiscal year 2003 decreased by $1.5 million, or 11.8% from the same quarter of the prior year. This decrease was attributable to decreased maintenance revenue of $0.8 million, decreased consulting revenue of $0.4 million and other decreased revenue of $0.3 million. Service revenue for the first six months of fiscal year 2003 decreased by $3.1 million, or 12.4% from the same period of the prior year. This decrease was attributable to decreased maintenance revenue of $1.9 million, decreased consulting revenue of $0.5 million and other decreased revenue of $0.7 million. The decrease in maintenance revenue is primarily due to our inability to fully offset expired maintenance contracts with renewed and new maintenance contracts. We attribute the lower number of renewals to the loss of customers to our competitors during the period, customers that have updated their technology which is now covered by warranty, and customers that have ceased operations. The decrease in consulting and other revenue is primarily attributable to decreased product revenue.

Product Gross Profit: We realized product gross profit of $3.1 million, or 28.0%, for the second quarter of fiscal year 2003, as compared to product gross profit of $5.1 million, or 25.9%, for the same quarter of the preceding year. The increase in product gross profit percentage was mainly due to improved manufacturing efficiencies, partially offset by increased pricing competition.

We realized product gross profit of $0.4 million, or 2.2%, for the first six months of fiscal year 2003, as compared to product gross profit of $5.6 million, or 15.1%, for the same period of the preceding year. This decrease was mainly due to increased pricing competition and changes in product mix, partially offset by improved manufacturing efficiencies. While we continue to restructure our operations in an effort to reduce operating expenses and improve our product gross margin, there can be no assurance that such activities will be successful.

Service Gross Profit: Service gross profit was $3.9 million for the second quarter of fiscal year 2003, a decrease of $1.3 million, or 24.8% from the same period of the previous year. Service gross profit was $7.7 million for the first six months of fiscal year 2003, a decrease of $2.4 million, or 24.1% from the same period of the previous year. We attribute the decreases in service gross profit primarily due to lower field service revenue supported by a relatively fixed cost structure.

Selling, General and Administrative: Selling, general and administrative expenses for the second quarter of fiscal year 2003 decreased $3.2 million, or 31.3% over the same quarter of the preceding year. Selling, general and administrative expenses for the first six months of fiscal year 2003 decreased $7.8 million, or 34.3% over the same period of the preceding year, despite booking a loss in the first quarter of fiscal year 2003 of $0.2 million on disposal of fixed assets no longer in use. These decreases in selling, general and administrative expenses were primarily due to a substantial decrease in salary and benefit expenses resulting from reduced headcount, a decrease in marketing and promotional expenses, reduced bad debt expense, and consulting and professional service fees. During the first quarter of fiscal year 2002, we recovered $0.5 million from one account that was previously determined to be uncollectible.

Research and Development: Research and development expenses for the second quarter of fiscal year 2003 decreased $2.6 million, or 76.3% over the same quarter of the preceding year. Research and development expenses for the first six months of fiscal year 2003 decreased $3.4 million, or 48.4% over the same period of the preceding year, despite booking a loss in the first quarter of fiscal 2003 of $0.7 million on disposal of fixed assets no longer in use. These decreases were primarily attributable to a decrease in salary and benefit expenses resulting from headcount reductions. As part of our restructuring activities, we plan to focus our expertise in the design, deployment and servicing of integrated solutions for the enterprise-storage marketplace. We anticipate changing our product sales mix away from using a proprietary RAID controller design to using integrated products, such as Vivant 400, which use an LSI (FORMALLY IBM)/Mylex-based RAID controller architecture. We also anticipate selling a higher proportion of non-MTI branded products. Although we expect to continue to develop and manufacture proprietary products, we plan to do so at significantly reduced levels from the prior year, resulting in lower research and development expenditures.

Restructuring: We recorded $1.0 million of restructuring charges in the first quarter of fiscal year 2003, which consisted of charges of approximately $0.5 million related to a headcount reduction of 39 employees, or 15% of our workforce, and $0.5 million related to the disposal or abandonment of fixed assets. Of the 39 employees terminated, 14, 3, 6, 1, 14, and 1 were from the Sales, Marketing, General and Administrative, Field Services, Research and Development, and Manufacturing departments, respectively. The expected cash impact of the restructuring charge is $0.5 million related to severance, of which $0.4 was paid in the second quarter and the first six months of fiscal year 2003. We completed consolidating our manufacturing facility to Dublin, Ireland, in July 2002.

Interest and Other Income, Net: Interest and Other Income, net for the second quarter of fiscal year 2003 was $1.0 million, a decrease of $1.5 million from the same quarter of the preceding year. Interest and Other Income, net for the first six months of fiscal year 2003 was $1.1 million, a decrease of $1.3 million for the same period of the preceding year. The amount for the second quarter and the first six months of fiscal year 2003 is primarily due to the gain recognized on the sale of our investment in the stock of Caldera International, Inc. (“Caldera”). The amount for the second quarter and the first six months of fiscal year 2002 is primarily due to patent income from EMC Corporation, which ceased after the third quarter of fiscal year 2002.

Equity in Net Loss of Affiliate: Equity in net loss of affiliate represented our proportionate share of Caldera’s net losses and amortization of the goodwill related to an investment made in Caldera in August 1999. The original investment in Caldera was $7.6 million and included: (a) a cash payment of $3.0 million, (b) a note payable of $3.0 million bearing interest at the prime rate plus one percent per annum and payable in two equal semi-annual payments beginning February 2000 and (c) investment costs of $1.6 million, including the issuance of a warrant to purchase 150,000 shares of our common stock. The excess of our investment in Caldera over the related underlying equity in net assets of $6.9 million was being amortized on a straight-line basis over seven years. However, we adopted Statement 142 as of April 8, 2001, the beginning of our fiscal year 2002, and therefore ceased to amortize the remaining balance of goodwill related to our investment in Caldera of $4.2 million, which we wrote off during the third quarter of fiscal year 2002 due to an other than temporary decline in value and recognized our proportional share of Caldera’s net loss. Our proportional share of Caldera’s net loss was included in “Equity in net loss of affiliate”.

Foreign Currency Transactions: In order to minimize the risk of foreign exchange loss, from time to time we have used hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial-market risks, although none of these were outstanding at October 5, 2002. There can be no assurance, however, that the use of these investments will successfully reduce our exposure to financial-market risks.

Income Tax Expense: The income tax expense for the second quarter of fiscal year 2003 was $0.02 million as compared to no income tax expense recorded for the same quarter of the prior year. The income tax expense for the first six months of fiscal year 2003 was $0.05 million, a decrease of $24.3 million as compared to the same period of last year. We recorded a valuation allowance against the remaining $24.3 million net deferred-tax asset in the first quarter of fiscal year 2002 because our management believed that it was more likely than not that we would not realize the benefits of the deferred tax asset because of the decline in the market value of our holding of Caldera stock and continued softness in the U.S. and European markets for our products.

New Accounting Standards

The FASB recently issued Statement 143, “Accounting for Asset Retirement Obligations,” addressing financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Statement 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Statement 143 is effective for fiscal years beginning after June 15, 2002. We are currently examining the impact of this pronouncement on the results of our operations and financial position, but currently believe the impact will not be material.

In July 2002, the FASB issued Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Statement 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operations, plant closing or other exit or disposal activities. Statement 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. As the provisions of Statement 146 are required to be applied prospectively after the adoption date, management cannot determine the potential effects that adoption of Statement 146 will have on our consolidated financial statements.

Liquidity and Capital Resources

Cash and cash equivalents were $6.2 million at October 5, 2002. The decrease in cash and cash equivalents of $2.2 million from April 6, 2002, was due primarily to cash used in operating activities of $3.3 million for the first six months of fiscal year 2003, which was attributable to the net loss from continuing operations of $10.4 million offset by $7.1 million in non-cash adjustments and changes in assets and liabilities primarily consisting of accounts receivable, loss on disposal of fixed assets, inventories, depreciation and provision for inventory obsolescence.

We have experienced recurring decreases in revenues and margins, which have resulted in significant losses and cash used in operations and significantly reduced available working capital. As of October 5, 2002, we have working capital of $2.0 million, as compared to working capital of $8.3 million at the end of the prior fiscal year. In response, we have taken the following actions:

•     During the fourth quarter of fiscal year 2002, we recorded a restructuring charge of $4.9 million which consisted of $4.3 million, $0.3 million and $0.3 million charges related to the abandonment of either underutilized or historically unprofitable facilities, a headcount reduction of 56 employees or 13%, and the disposal of certain fixed assets, respectively. Of the 56 employees terminated, 15, 8, 6, 10, 14 and 3 were from the Sales, Marketing, General and Administrative, Field Services, Research and Development and Manufacturing departments, respectively. The cash impact of the restructuring charge was $0.3 million, related to severance, of which $0.1 million was paid in fiscal year 2002. The remaining $0.2 million was paid in the first quarter of fiscal year 2003.

•     In the first quarter of fiscal year 2003, we reduced our domestic headcount by an additional 15%, or 39 employees. We also terminated 20 additional manufacturing employees on July 31, 2002. As a result, we expect to reduce our quarterly cash outlays by approximately $0.4 million.

•     In February 2002, we borrowed $1.9 million from Canopy. On June 27, 2002, in response to limited borrowing ability, we replaced a $15.0 million line of credit with Silicon Valley Bank with a $7.0 million revolving line of credit from Canopy. During the second quarter of fiscal year 2003, the outstanding $1.9 million loan was paid-off and $1.9 million was borrowed against this line of credit. The new line will mature on June 30, 2003, bearing an interest rate of nine percent per annum and is secured by a security interest in substantially all of our assets. The Canopy Loan Agreement contains negative covenants placing certain restrictions on our ability to repurchase capital stock, pay dividends or make distributions, purchase or sell assets, incur liens on our assets, incur additional debt, merge with another entity, make loans or investments, amend our charter Certificate of Incorporation or bylaws or issue stock. Although we are currently in compliance with all of the terms of the Canopy Loan Agreement, and believe that we will remain in compliance, there can be no assurance that we will be able to borrow under the Canopy Loan Agreement. Canopy may terminate the Canopy Loan Agreement and declare all amounts outstanding immediately due and payable upon an event of default, including upon 30 days notice in the event that Canopy in good faith deems its interest in the Company to be insecure, the value of the collateral to have significantly declined, or the prospect of timely payment or performance to be impaired. Canopy owns approximately 14,463,000 shares, or 44.7%, of our issued and outstanding common stock.

•     On July 23, 2002 we sold our remaining shares of Caldera common stock to Caldera and we collected approximately $1.1 million in net proceeds, which we used to pay down our credit line with Canopy.

•     In July 2002, we completed the consolidation of our manufacturing facility to Dublin, Ireland. All excess fixed assets and inventory were brokered or re-deployed.

•     In November 2002, the Company entered into an agreement with Comerica Bank for a line of credit up to $7.0 million secured by a Letter of Credit. The Letter of Credit is guaranteed by Canopy.

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

We also received from EMC an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the applicable patents. This license will terminate in the event of a change in control of the Company involving certain acquirers. As part of the EMC Agreement, the Company and EMC granted to each other a license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the EMC Agreement for a period of five years, which expired February 2001.

We require substantial working capital to fund our business. We use cash generated from our operations, equity capital, financings, and sales of our equity securities to fund capital expenditures, as well as to invest in and operate our existing operations. As of October 5, 2002, we had working capital of $2.0 million.

If we are unable to meet our anticipated revenue and expense levels, we may need additional outside sources of financing in order to meet our liquidity requirements to carry on our operations as presently conducted, and we are actively exploring financing alternatives which may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. If additional sources of financing are not available, we would have to implement further measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that these measures would be successful. Our failure to raise additional funds or to secure an additional credit facility would adversely affect our ability to:

•	maintain, develop, or enhance our product offerings;

•	take advantage of future opportunities;

•	respond to competitive pressures; or

•	continue operations in the short-term.

Additional funds raised through the issuance of equity securities or securities convertible into our common stock may have the following negative effects on the then-current common stockholders:

•	dilution in percentage of ownership in the Company; and

•	the rights, preferences or privileges of the new security holders may be senior to those of the common stockholders; and

•	increased pressure on the Company’s ability to meet all of the maintenance or initial listing standards for various stock exchanges or markets.

The following represents a comprehensive list of our contractual obligations and commitments as of October 5, 2002:

	Payments Due by Period (in millions)

	Total	2003	2004	2005	2006	2007	Thereafter

Note Payable	$1.69	$1.69	—	—	—	—	—
Capital and Operating Lease Obligations	$10.45	$2.14	$3.23	$2.53	$1.40	$0.74	$0.40

	$12.14	$3.83	$3.23	$2.53	$1.40	$0.74	$0.40

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our European operations transact in foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound sterling and the Euro. We have and may continue to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks, none of which were outstanding at October 5, 2002. There can be no assurance that such actions will successfully reduce our exposure to financial market risks.

Our exposure to short-term interest rate fluctuations is limited to our short-term borrowings under our line of credit. Our line of credit allows borrowings up to $7,000,000 and therefore a 1% increase in interest rates would increase annual interest expense by $70,000.

ITEM 4 — CONTROLS AND PROCEDURES

Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

PART II

OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

For a discussion regarding pending litigation, please refer to our report on Form 10-Q for the period ended July 6, 2002.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on September 5, 2002. There was no solicitation in opposition to management’s nominees as listed in our proxy statement and all such nominees, Thomas P. Raimondi, Jr. and Val Kreidel, were elected as directors for a three-year term. Franz L. Cristiani, Al Melrose, Darcy G. Mott, Kent Smith, John Repp, and Ralph J. Yarro remained members of the Board of Directors. The stockholders ratified the selection of KPMG LLP as our independent auditors for fiscal year 2003.

The results of the votes for each of these proposals were as follows:

1.	Election of Directors:

	FOR	AGAINST

Thomas P. Raimondi, Jr.	29,452,011	1,426,123
Val Kreidel	29,764,550	1,113,584

2.	Ratification of the selection of KPMG LLP as our independent auditors for fiscal year 2003:

FOR:	30,380,103
AGAINST:	467,941
ABSTAIN:	30,090

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

10.66	Indemnification Agreement dated July 19, 2002, between Darcy Mott and the Company.

10.67	Indemnification Agreement dated September 20, 2001, between Todd Schaeffer and the Company.

10.68	Change of Control Agreement dated June 11, 2002, between Kevin Clark and the Company.

10.69	Indemnification Agreement dated June 11, 2002, between Kevin Clark and the Company.

10.70	Loan and Security Agreement dated November 13, 2002, between Comerica Bank — California and the Company.

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On August 16, 2002, the Company filed a Current Report on Form 8-K reporting under Item 5 the Company’s common stock would begin trading on The Nasdaq SmallCap Market.

On August 26, 2002, the Company filed a Current Report on Form 8-K reporting under Item 9 the certifications under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of November 2002.

MTI TECHNOLOGY CORPORATION
By:	/s/ Mark A. Franzen Mark A. Franzen Chief Financial Officer and Secretary (Principal Financial Officer)

CERTIFICATION

I, Mark A. Franzen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MTI Technology Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

/s/ Mark A. Franzen Mark A. Franzen Chief Financial Officer

CERTIFICATION

I, Thomas P. Raimondi, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MTI Technology Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

/s/ Thomas P. Raimondi, Jr. Thomas P. Raimondi, Jr. Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.66	Indemnification Agreement dated as of July 19, 2002, between Darcy Mott and the Company.

10.67	Indemnification Agreement dated as of September 20, 2001, between Todd Schaeffer and the Company.

10.68	Change of Control Agreement dated as of June 11, 2002, between Kevin Clark and the Company.

10.69	Indemnification Agreement dated as of June 11, 2001, between Kevin Clark and the Company.

10.70	Loan and Security Agreement dated November 13, 2002, between Comerica Bank — California and the Company.

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.