Form 10-Q
period 2003-01-04
MTI TECHNOLOGY CORP
filed 2003-02-14
CIK 901696

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 4, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 0-23418

MTI TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-3601802
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14661 Franklin Avenue
Tustin, California 92780
(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (714) 481-7800

4905 East La Palma Avenue
Anaheim, California 92807
(Former Address, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X    NO

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES     NO    X

     The number of shares outstanding of the issuer’s common stock, $.001 par value, as of February 12, 2003 was 32,933,901.

PART I FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4 - CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
EXHIBIT INDEX
EXHIBIT 10.71
EXHIBIT 10.72
EXHIBIT 10.73
EXHIBIT 10.74
EXHIBIT 10.75
EXHIBIT 10.76
EXHIBIT 10.77
EXHIBIT 99.1
EXHIBIT 99.2

MTI TECHNOLOGY CORPORATION

INDEX

PART I

FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	JANUARY 4,	APRIL 6,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$7,266	$8,420
Accounts receivable, net	13,790	18,153
Inventories	10,133	14,787
Prepaid expenses and other receivables	5,872	7,016

Total current assets	37,061	48,376
Property, plant and equipment, net	3,290	7,541
Goodwill, net	5,184	5,184
Other	157	597

Total assets	$45,692	$61,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	1,740	1,900
Current portion of capital lease obligations	157	135
Accounts payable	9,127	9,413
Accrued liabilities	8,757	9,308
Accrued restructuring charges	3,142	4,473
Deferred income	12,771	14,884

Total current liabilities	35,694	40,113
Capital lease obligations, less current portion	332	461
Other	1,157	1,011

Total liabilities	37,183	41,585

Commitments and contingencies
Subsequent events
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding, none	—	—
Common stock, $.001 par value; authorized 80,000 shares; issued (including treasury shares) and outstanding 32,960 and 32,862 shares at January 4, 2003 and April 6, 2002, respectively	33	33
Additional paid-in capital	134,701	134,887
Accumulated deficit	(122,523)	(110,702)
Less cost of treasury stock (26 and 187 shares at January 4, 2003 and April 6, 2002, respectively)	(151)	(426)
Accumulated other comprehensive loss	(3,551)	(3,679)

Total stockholders’ equity	8,509	20,113

Total liabilities and stockholders’ equity	$45,692	$61,698

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	JANUARY 4,	JANUARY 5,	JANUARY 4,	JANUARY 5,
	2003	2002	2003	2002

Net product revenue	$9,413	$17,696	$27,687	$54,843
Service revenue	10,231	12,131	32,316	37,351

Total revenue, including $13 and $150 from related parties in the third quarters of fiscal 2003 and 2002, respectively, and $52 and $500 from related parties in the first nine months of fiscal 2003 and 2002, respectively	19,644	29,827	60,003	92,194

Product cost of revenue	7,339	13,669	25,207	45,191
Service cost of revenue	6,348	7,263	20,776	22,395

Total cost of revenue	13,687	20,932	45,983	67,586

Gross profit	5,957	8,895	14,020	24,608

Operating expenses:
Selling, general and administrative	6,444	10,596	21,348	33,293
Research and development	760	2,719	4,331	9,643
Restructuring charges	221	—	1,267	—

Total operating expenses	7,425	13,315	26,946	42,936

Operating loss	(1,468)	(4,420)	(12,926)	(18,328)
Interest and other income (expense), net	(52)	1,073	999	3,468
Equity in net loss of affiliate	—	(6,041)	—	(9,504)
Gain (loss) on foreign currency transactions	156	(229)	180	(180)

Loss before income taxes	(1,364)	(9,617)	(11,747)	(24,544)
Income tax expense	25	—	74	24,300

Net loss	$(1,389)	$(9,617)	$(11,821)	$(48,844)

Net loss per share:
Basic and diluted	$(0.04)	$(0.30)	$(0.36)	$(1.50)

Weighted-average shares used in per share computations:
Basic and diluted	32,880	32,538	32,812	32,479

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED

	JANUARY 4,	JANUARY 5,
	2003	2002

Cash flows from operating activities:
Net loss	$(11,821)	$(48,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,788	5,163
Provision for (recovery of) sales returns and losses on accounts receivable, net	(638)	726
Net loss in equity of affiliate	—	9,504
Gain on sale of investment	(1,070)	—
Provision for excess and obsolete inventory	2,256	5,803
Loss on disposal of fixed assets	1,057	378
Deferred income tax expense	—	24,300
Deferred income	(1,964)	(8,033)
Restructuring charges	1,267	—
Non-cash compensation from issuance of option/warrant	41	218
Changes in assets and liabilities:
Accounts receivable	4,867	(1,431)
Inventories	2,650	10,886
Prepaid expenses, other receivables and other assets	1,305	(617)
Accounts payable	(389)	(737)
Accrued and other liabilities	(2,821)	(2,605)

Net cash used in operating activities	(2,472)	(5,289)

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(170)	(3,166)
Proceeds from the sale of investment	1,070	—
Proceeds from the sale of property, plant and equipment	7	—

Net cash provided by (used in) investing activities	907	(3,166)

Cash flows from financing activities:
Borrowings under line of credit	4,490	—
Proceeds from issuance of common stock, treasury stock and exercise of options and warrants	48	299
Repayment of notes payable	(1,900)	—
Repayment of line of credit	(2,750)	—
Payment of capital lease	(107)	(96)

Net cash provided by (used in) financing activities	(219)	203

Effect of exchange rate changes on cash	630	(553)

Net decrease in cash and cash equivalents	(1,154)	(8,805)
Cash and cash equivalents at beginning of period	8,420	16,320

Cash and cash equivalents at end of period	$7,266	$7,515

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$226	$69
Income taxes	35	156

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview

The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 6, 2002. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of January 4, 2003 and April 6, 2002, the condensed consolidated results of operations for the three and nine month periods ended January 4, 2003 and January 5, 2002, and cash flows for the nine months ended January 4, 2003 and January 5, 2002. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

References to amounts are in thousands, except per share data, unless otherwise specified. Certain prior year amounts have been reclassified to conform with the fiscal 2003 presentation.

2.	Restructuring

During the fourth quarter of fiscal year 2002, the Company recorded a restructuring charge of $4.9 million which consisted of $4.3 million, $0.3 million and $0.3 million charges related to abandonment of either underutilized or historically unprofitable facilities, headcount reduction of 56 employees or 13%, and disposal of fixed assets, respectively. Of the 56 employees terminated, 15, 8, 6, 10, 14 and 3 were from Sales, Marketing, General and Administrative, Customer Services, research and Development and Manufacturing departments, respectively. The expected cash outflow of the restructuring charge is $0.28 million, related to severance, of which $0.07 million and $0.21 million were paid in the fourth quarter of fiscal year 2002 and in the first quarter of fiscal year 2003, respectively.

During the first quarter of fiscal year 2003, the Company recorded a restructuring charge of $1,046 which consisted of charges of $545 related to a headcount reduction of 39 employees, or 15% of the Company’s workforce, and $501 related to the disposal or abandonment of fixed assets. Of the 39 employees terminated, 14, 3, 6, 1, 14, and 1 were from the Sales, Marketing, General and Administrative, Customer Service, Research and Development, and Manufacturing departments, respectively. The expected cash outflow of the restructuring charge is $545 related to severance, of which none, $395 and $124 were paid in the first, second and third quarters of fiscal year 2003, respectively. The remaining amount of $26 will be paid during the fourth quarter of fiscal year 2003. The Company completed consolidating its manufacturing facility to Dublin, Ireland, in July 2002.

In the third quarter of fiscal year 2003, the Company recorded a $221 additional restructuring charge due to lower than anticipated lease payments from sub-lessees in its Sunnyvale, California and Raleigh, North Carolina facilities.

In January 2003, the Company terminated 8 full time employees from the domestic Customer Service department and, as a result, will record a $20 restructuring charge for severance in the fourth quarter of fiscal year 2003. The $20 will be paid during the fourth quarter of fiscal year 2003.

The amount accrued for restructuring activities as of January 4, 2003, was as follows:

Abandoned facilities:
Balance as of April 6, 2002	$4,266
Add: Current year restructuring charges	221
Less: Current year utilization	(1,371)

Balance as of January 4, 2003	3,116

Workforce reduction:
Balance as of April 6, 2002	207
Add: Current year severance charges	545
Less: Current year severance payments	(726)

Balance as of January 4, 2003	26

Total accrued restructuring, as of January 4, 2003	$3,142

3.	Inventories

Inventories consist of the following:

	JANUARY 4,	APRIL 6,
	2003	2002

Raw Materials	$5,461	$7,113
Work in Process	1,437	37
Finished Goods	3,235	7,637

	$10,133	$14,787

4.	Line of Credit

On December 5, 2002, the Company paid off the outstanding $1,685 loan with the Canopy Group, Inc. (“Canopy”) and terminated its loan agreement (the “Canopy Loan Agreement”) with Canopy. The Canopy Loan Agreement was entered into on June 27, 2002, allowing the Company, subject to certain conditions, to borrow up to an aggregate of $7,000 at an interest rate of nine percent per annum under a revolving line of credit. The line was secured by a security interest in substantially all of the Company’s assets. Ralph J. Yarro, III, one of our Directors, is also a Director, President and Chief Executive Officer of Canopy. Darcy G. Mott, one of our Directors, is also a Vice President, Treasurer and Chief Financial Officer of Canopy. Canopy beneficially owns approximately 45% of our outstanding common stock.

In November 2002, the Company entered into an agreement (the “Comerica Loan Agreement”) with Comerica Bank (“Comerica”) for a line of credit of $7,000 at an interest rate equal to the prime rate. The line of credit is secured by a Letter of Credit that is guaranteed by Canopy and will mature on October 31, 2003. The Comerica Loan Agreement contains negative covenants placing restrictions on the Company’s ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. Although the Company is currently in compliance with all of the terms of the Comerica Loan Agreement, and believes that it will remain in compliance, there can be no assurance that it will be able to borrow under the Comerica Loan Agreement. Upon an event of default, Comerica may terminate the Comerica Loan Agreement and declare all amounts outstanding immediately due and payable. As of January 4, 2003, there was $1,740 outstanding under the Comerica Loan Agreement.

5.	Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED

	JANUARY 4,	JANUARY 5,	JANUARY 4,	JANUARY 5,
	2003	2002	2003	2002

Numerator:
Net income loss	$(1,389)	$(9,617)	$(11,821)	$(48,844)

Denominator:
Denominator for net loss per share, basic and diluted weighted-average shares used in per share computations	32,880	32,538	32,812	32,479

Net loss per share, basic and diluted	$(0.04)	$(0.30)	$(0.36)	$(1.50)

Options and warrants to purchase 10,677 shares of common stock were outstanding at January 4, 2003, but were not included in the computation of diluted net loss per share for the three and nine months ended January 4, 2003, because the effect would be antidilutive.

Options and warrants to purchase 11,752 shares of common stock were outstanding at January 5, 2002, but were not included in the computation of diluted net loss per share for the three and nine months ended January 5, 2002, because the effect would be antidilutive.

6.	Business Segment Information

The Company develops, integrates and maintains high-performance, high-availability storage solutions. The Company’s reportable business segments are based upon geographic areas. The Company’s operations are structured to achieve consolidated objectives. As a result, significant interdependence and overlap exists among the Company’s geographic areas. Accordingly, revenue, operating income (loss) and identifiable assets shown for each geographic area may not be the amounts which would have been reported if the geographic areas were independent of one another.

Revenue and transfers between geographic areas are generally priced to recover cost, plus an appropriate mark-up for profit. Operating loss is revenue less cost of revenues and direct operating expenses.

A summary of the Company’s operations by geographic area is presented below:

	THREE MONTHS ENDED		NINE MONTHS ENDED

	JANUARY 4,	JANUARY 5,	JANUARY 4,	JANUARY 5,
	2003	2002	2003	2002

Revenue:
United States	$9,542	$19,994	$31,253	$61,212
Europe	10,102	9,833	28,750	30,982

Total revenue	$19,644	$29,827	$60,003	$92,194

Operating income (loss):
United States	$(1,873)	$(4,287)	$(12,646)	$(18,530)
Europe	405	(133)	(280)	202

Total operating loss	$(1,468)	$(4,420)	$(12,926)	$(18,328)

	JANUARY 4,	APRIL 6,
	2003	2002

Identifiable assets:
United States	$27,786	$42,248
Europe	17,906	19,450

Total assets	$45,692	$61,698

7.	Recently Adopted Accounting Pronouncements

On October 3, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“Statement”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121. Statement 144 retains many of the fundamental provisions of Statement 121. Statement 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted Statement 144 in the first quarter of fiscal year 2003. The adoption did not have a material impact on the Company’s results of operations or financial position.

On April 30, 2002, the FASB issued Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement updates, clarifies and simplifies existing accounting pronouncements. Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. The Company adopted Statement 145 in the first quarter of fiscal year 2003. The adoption of Statement 145 did not have a material impact on the Company’s results of operations or financial position.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation 45 also requires that, at the inception of certain guarantees, the guarantor recognize a liability for the non-contingent component of the guarantee. The non-contingent component is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has adopted the disclosure requirements of Interpretation 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

8.	Comprehensive Loss

The components of comprehensive loss are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED

	JANUARY 4,	JANUARY 5,	JANUARY 4,	JANUARY 5,
	2003	2002	2003	2002

Net loss	$(1,389)	$(9,617)	$(11,821)	$(48,844)
Foreign currency translation adjustment	(60)	(146)	128	128

Total comprehensive loss	$(1,449)	$(9,763)	$(11,693)	$(48,716)

9.	Related Party Transactions

In the normal course of business, the Company sold services to Center 7, Inc. (“Center 7”), a subsidiary of Canopy. Services sold to Center 7 in the third quarter of fiscal years 2003 and 2002 were $13 and $150, respectively. Services sold to Center 7 in the first nine months of fiscal years 2003 and 2002 were $52 and $500, respectively. Ralph J. Yarro, III, one of our Directors, is also a Director, President and Chief Executive Officer of Canopy. Darcy G. Mott, one of our Directors, is also a Vice President, Treasurer and Chief Financial Officer of Canopy. Canopy beneficially owns approximately 45% of our outstanding common stock. At January 4, 2003, and April 6, 2002, there was $13 and no outstanding balance due from Center 7, respectively.

Since October 2002, the Company has partnered with Canopy Capital, Inc. (“Canopy Capital”), a subsidiary of Canopy, to provide financing options to its customers. As the program is relatively new, the Company has not had any success in generating sales through this channel and intends to expand the program further. To date the financing program is only being offered to the Company’s United States customer base but it hopes to offer the program to its European customer base as well. For the nine months ended January 4, 2002, there was no sales activity involving Canopy Capital.

Since January 2003, during non-prime time hours, the Company has outsourced its domestic Customer Response Center (“CRC”) operations to Volutions Technology Inc. (“Volutions”), a subsidiary of Canopy, for a fixed monthly charge of $3.

10.	Commitments and Contingencies

On December 3, 2002, the Company signed an agreement for the settlement and release of all claims that had been filed against it and several current or former officers in In re MTI Technology Corp. Securities Litigation. The Company’s insurers will cover all but $125 of the total settlement amount. This amount was charged to expense in the second quarter of fiscal year 2003. This case had begun with the filing of several complaints from July through September 2000; they later were consolidated in the federal court for the Central District of California on or about December 5, 2000. The plaintiffs had sought unspecified damages for the Company’s alleged violation of the Securities Exchange Act of 1934 by failing to disclose certain adverse information primarily during fiscal year 2000. The settlement is subject to final approval by the court.

The Company is also, from time to time, subject to claims and suits arising in the ordinary course of business. In its opinion, the ultimate resolution of these matters is not expected to have a material adverse effect on its financial position, results of operations or liquidity.

The Company accrues for warranty expenses at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. As of January 4, 2003, the warranty accrual was $919. The Company believes the amount of warranty claims for the nine months ended January 4, 2003, approximate the amount of additional provision.

11.	Subsequent Events.

In January 2003, the Company further reduced its fixed cost structure by the following actions:

• The Company relocated its corporate headquarters from Anaheim, California to Tustin, California, reducing monthly cash outflow relating to the headquarters' lease from $119 to $34, a decrease of 71.4%.

•   The Company also relocated its Munich, Germany office to a new location within Munich, Germany, reducing monthly cash outflow from $12 to $3, a reduction of 75.0%.

•   To further reduce its costs, the Company is attempting to sublease part of its offices in Godalming, United Kingdom, Dublin, Ireland, and Westmont, Illinois. However, there is no assurance that these attempts will be successful.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements included in this report that are not historical or based on historical facts constitute “forward-looking statements” that involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements, expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about our restructuring activities and strategic shift, the ability of our securities to trade on any market or exchange system, settlement of litigation, revenue, margin, the effect of accounting changes, attempts to raise additional funds, MTI-branded product sales and changes in product mix, customers, reductions in research and development expenditures, foreign currency hedging activity, anticipated decreases in spending, dependence on new products and quarterly fluctuations. Our transition to sales of integrated solutions and focus of sales efforts on Global 2000 accounts may not be successful. We may fail to achieve anticipated revenue levels and efficiencies of operation. There can be no assurance that we will be successful with our new operating strategy, that we will be able to retrain our employees in an expeditious manner or to hire employees during this period of strategy shift. Estimates made in connection with our critical accounting policies may differ from actual results. Given these uncertainties, investors in our common stock are cautioned not to place undue reliance on our forward-looking statements. Future events occurring in response to or in connection with the terrorist attacks in the United States, including, but not limited to, future terrorist attacks against United States targets, actual conflicts involving the United States or its allies, or military or trade disruptions could negatively impact our business, financial condition and results of operations and may result in increased volatility in the market price of our common stock. The forward-looking statements in this report speak only as of the date of this report and we do not undertake to revise or update any of them. We urge you to review and carefully consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission. Additional information on potential factors that could affect our business or financial results or condition is included in our Annual Report on Form 10-K for the year ended April 6, 2002 and on subsequent reports on Forms 10-Q and 8-K.

Overview

The Company is a provider of enterprise storage solutions. The Company has refocused its strategy during the past two quarters from being a developer of MTI-branded RAID controller technology to being a storage solutions provider for the mid-range enterprise market. The Company partners with independent storage technology companies to develop, integrate and maintain high-performance, high-availability storage solutions for the mid-range and Global 2000 companies worldwide. We also service select third-party hardware and software, and our Professional Services organization provides planning, consulting and implementation support for storage products from other leading vendors. We believe that there is as much value in architecting, integrating, implementing and providing umbrella services around these various technologies as there is in developing the raw technology. We believe that we can differentiate the Company through our ability to offer umbrella services on a wide range of storage products covering online storage, replicated site environments and data protections from the leading technology companies. Historically, we have sold our solutions and service to the Global 2000 companies for their data center computing environments. Currently, the Company is addressing the mid-range enterprise market as well. In an effort to restore profitability and improve liquidity, we are developing and implementing solutions that incorporate a broad array of third-party products which the Company believes are the best of breed of commercial technologies to meet customer requirements in the areas of Storage Area Networks, Network Attached Storage, data protection, tape backups and business continuity, while minimizing our past dependencies on our MTI-branded RAID controller technology.

The solutions that we deliver to the market are compatible with Sun Solaris, HP-UX, Windows NT, Novell Netware, IBM AIX, and Linux operating systems. Having the ability to work on these operating platforms enables us to meet varied customer demands. Our customers represent a cross section of industries and governmental agencies and range from small businesses to Fortune 500 companies.

Effective January 27, 2003, we relocated our corporate office from Anaheim, California to Tustin, California in a continuing effort to reduce operating expenses. We have also consolidated our service, manufacturing and business systems on a worldwide basis. This will allow us to leverage employees’ skill sets across geographies and ensure that we are positioned to respond to the demand of our customers.

Nasdaq Listing

On May 30, 2002, we received a notification letter from Nasdaq for non-compliance with Marketplace Rule 4450(a)(5) since the bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days. We had 90 calendar days, or until August 28, 2002, to regain compliance. On August 16, 2002, our securities ceased trading on the Nasdaq National Market and began trading on the Nasdaq SmallCap Market. We were granted an additional 90 calendar days, or until November 26, 2002, to demonstrate compliance with the minimum $1.00 per share requirement or meet initial listing criteria of Marketplace Rule 4310(c)(2)(A), which entitled us to an additional 180 calendar day grace period from Nasdaq to demonstrate compliance. On November 26, 2002, we received a letter from Nasdaq extending our listing on the SmallCap Market. As a result of the extension, we have until May 27, 2003 to comply with the minimum bid price requirement of the SmallCap Market, which requires us to maintain a $1.00 minimum bid price for a minimum of 10 consecutive trading days. On January 30, 2003, Nasdaq announced plans to extend a pilot program governing bid price rules for all Nasdaq National Market and Nasdaq SmallCap issuers. Among other things, the proposed rule would maintain the initial 180 calendar day bid price bid period for all SmallCap issuers, but extend the bid price grace period for SmallCap issuers demonstrating compliance with the core SmallCap initial listing criteria from 180 to up to 540 days (approximately 18 months). Compliance with the core criteria will be verified every 180 days. If we do not meet the minimum price requirement at the expiration of all grace periods, our securities may be subject to delisting from the SmallCap Market, in which event our securities might be quoted in the over-the-counter market. There can be no assurance that we will be in compliance with the required listing standards at the expiration of our grace period. If we are delisted, we may not be able to secure listing on other exchanges or quotation systems. This would materially adversely affect the price and liquidity of our common stock.

MTI is a registered trademark of the Company. All other company, brand or product names are registered trademarks or trademarks of their registered holders.

Restructuring

During the fourth quarter of fiscal year 2002, we recorded a restructuring charge of $4.9 million which consisted of $4.3 million, $0.3 million and $0.3 million charges related to the abandonment of either underutilized or historically unprofitable facilities, a headcount reduction of 56 employees, and the disposal of certain fixed assets, respectively. The cash outflow of the restructuring charge was $0.3 million, related to severance, of which $0.1 million was paid in fiscal year 2002. The remaining $0.2 million was paid in the first quarter of fiscal year 2003.

During the first quarter of fiscal year 2003, we recorded a restructuring charge of $1.0 million which consisted of charges of $0.5 million related to a headcount reduction of 39 employees, or 15% of the Company’s workforce, and $0.5 related to the disposal or abandonment of fixed assets. Of the 39 employees terminated, 14, 3, 6, 1, 14, and 1 were from the Sales, Marketing, General and Administrative, Customer Service, Research and Development, and Manufacturing departments, respectively. The expected cash outflow of the restructuring charge is $0.55 million related to severance, of which none, $0.40 million and $0.12 million were paid in the first, second and third quarters of fiscal year 2003, respectively. The remaining amount of $0.03 million will be paid during the fourth quarter of fiscal year 2003.

In the third quarter of fiscal year 2003, we recorded a $0.2 million additional restructuring charge due to lower than anticipated lease payments from sub-lessees in our Sunnyvale, California and Raleigh, North Carolina facilities.

We also completed consolidating our manufacturing facility to Dublin, Ireland, in July 2002, and reduced the amount of space leased for our corporate headquarters by moving from Anaheim, California to Tustin, California in January 2003.

As part of our restructuring activities, we plan to focus our expertise as a storage solutions provider to the mid-range enterprise market. We anticipate changing our emphasis from the sale of MTI-branded products to the sale of co-branded solutions serving the storage and enhanced data protection market. As such, we anticipate selling co-branded products and partnering with independent storage technology companies, such as Brocade, Quantum, Veritas, Legato, StorageTek and others to create the end-to-end solutions believed desired by the marketplace we will be serving. Although we expect to continue to develop, sustain and support our MTI-branded products, we plan to do so at significantly reduced levels from the prior year, resulting in lower research and development expenditures.

The primary goal of the restructuring was to refocus on the design and implementation of storage solutions at a significantly lower cost. We believe the restructuring will enable us to offer a wider range of products, greater flexibility in designing solutions for our customers, and the ability to react more quickly to changing technologies.

We face significant risks and uncertainties in connection with these restructuring activities and we have incurred substantial charges in connection with the restructuring. Despite the restructuring activities that have taken place to date, we continue to incur recurring losses from operations. There can be no assurance that the restructuring will be successful or that the anticipated cost savings will be realized.

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

Revenue Recognition. We record sales of our equipment upon pick-up by a common carrier for FOB origin shipments and upon delivery to the customer for FOB destination shipments, net of an allowance for estimated returns, as long as no significant post-delivery obligations exist and collection of the resulting receivable is probable and the sales price is fixed and determinable. Generally, product sales are not contingent upon customer testing, approval and/or acceptance. However, if sales require customer acceptance or include post-delivery obligations, revenue is recognized upon customer acceptance or fulfillment of any post delivery obligations. We record revenue from equipment maintenance contracts as deferred income when billed and we recognize this revenue as earned over the period in which the services are provided, primarily straight-line over the term of the contract. We accrue for warranty expense at the time revenue is recognized and maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments for products sold or services rendered. We analyze accounts receivable, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an inability to make payments, additional allowances may be required.

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

Valuation of Goodwill and Other Intangible Assets. We assess the impairment of goodwill and other intangible assets in accordance with Statement 142 on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Upon the adoption of Statement 142 and the completion of the transitional impairment test in fiscal year 2002, we concluded that there was no impairment to goodwill. Changes in assumptions and estimates included within this analysis could produce significantly different results than those identified above and those recorded in the consolidated financial statements. The Company completed its annual assessment for goodwill impairment in the second quarter of fiscal year 2003 and no impairment was found to exist.

Inventories. Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and future sales forecasts. We use rolling forecasts based upon anticipated product orders to determine our component and product inventory requirements. Lead times for products, materials and components that we order may vary significantly and depend upon factors such as specific supplier requirements, contract terms and current market demand. As a result, our product and component requirement forecasts may not be accurate. If we overestimate our product or component requirements, we may have excess inventory, which could lead to additional excess and obsolete charges.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED

	JANUARY 4,	JANUARY 5,	JANUARY 4,	JANUARY 5,
	2003	2002	2003	2002

Net product revenue	47.9%	59.3%	46.1%	59.5%
Service revenue	52.1	40.7	53.9	40.5

Total revenue	100.0	100.0	100.0	100.0
Product gross profit	22.0	22.8	9.0	17.6
Service gross profit	38.0	40.1	35.7	40.0

Gross profit	30.3	29.8	23.4	26.7
Selling, general and administrative	32.8	35.5	35.6	36.1
Research and development	3.9	9.1	7.2	10.5
Restructuring charges	1.1	—	2.1	—

Operating loss	(7.5)	(14.8)	(21.5)	(19.9)
Interest and other income (expense), net	(0.3)	3.6	1.7	3.8
Equity in net loss of affiliate	—	(20.2)	—	(10.3)
Gain (loss) on foreign currency transactions	0.8	(0.8)	0.3	(0.2)
Income tax expense	(0.1)	—	(0.1)	(26.4)

Net loss	(7.1)%	(32.2)%	(19.6)%	(53.0)%

Net Product Revenue: Net product revenue for the third quarter of fiscal year 2003 decreased $8.3 million, or 46.8% from the same quarter of the prior year. This decrease was primarily because of a $8.4 million, or 67.7% decrease in domestic product revenue, partially offset by a $0.1 million, or 2.2% increase in international product revenue. Net product revenue for the first nine months of fiscal year 2003 decreased $27.1 million, or 49.5% from the same period of the prior year. This decrease was primarily because of a $24.3 million, or 64.8%, and a $2.8 million, or 16.3% decrease in domestic and international product revenue, respectively. In general, we have found that our customer base has become much more cautious in its buying patterns and purchasing is being confined to an as-needed basis, with increasing levels of customer justification and management approval required during the sales process. This more difficult sales environment is partially a result, but not solely, of the ongoing global economic downturn, coupled with the threat of a United States war against Iraq. As a result, our customers have delayed or reduced their expenditures, including those for information technology, thus decreasing the current demand for our information-storage systems and software. Additionally, aggressive competition in the form of pricing discounts offered by EMC, Hitachi Data Systems, Hewlett-Packard Company, Sun Microsystems, Inc., IBM, and Network Appliance, Inc., each of which has substantially greater name recognition, engineering, manufacturing and marketing capabilities than we do, and greater financial and personnel resources than we have, have contributed to the decrease in our sales. Another factor contributing to the decrease in our net product revenue is our dependency on a few large customer orders and several government purchases that were delayed because the Congress and the President had not passed the new fiscal federal budget. As a result and in an effort to increase revenue, we have done the following:

•	We have created a Customer Satisfaction and Account Retention Team to ensure that we keep in constant communication with our customers, regardless of their size.

•	In an attempt to offset some of the pricing discounts being offered by our competitors, in October 2002 we partnered with Canopy Capital to provide creative and flexible financing options to our customers to increase revenues. As the program is relatively new, we have not had any success in generating sales through this channel and intend to expand the program further. To date the financing program is only being offered to our United States customer base but we hope to offer it to our European customer base as well. For the nine months ended January 4, 2003, there was no sales activity involving Canopy Capital.

Service Revenue: Service revenue for the third quarter of fiscal year 2003 decreased by $1.9 million, or 15.7% from the same quarter of the prior year. This decrease was attributable to decreased maintenance revenue of $1.3 million, decreased consulting revenue of $0.4 million and other decreased revenue of $0.2 million. Service revenue for the first nine months of fiscal year 2003 decreased by $5.0 million, or 13.5% from the same period of the prior year. This decrease was attributable to decreased maintenance revenue of $3.1 million, decreased consulting revenue of $0.9 million and other decreased revenue of $1.0 million. The decrease in maintenance revenue is primarily due to the expiration of maintenance contracts without offsetting renewed and new maintenance contracts. We attribute the lower number of renewals to the loss of customers to our competitors during the period, customers that have updated their technology which is now covered by warranty, and customers that have ceased operations. The decrease in consulting and other revenue is primarily attributable to decreased product revenue. We recently changed our Service and Business Systems operations throughout the world to operate under one leadership in an attempt to minimize duplication of costs, increase efficiencies and exploit successful operations. Even though service revenue has been declining, it remains our foundation and provides significant contribution to our gross profit. We intend to continue to leverage the employee skill base we have in our customer service organization and plan to expand our service offerings. Currently, we also service select third- party hardware and software, and our Professional Service department provides planning, consulting and implementation support for storage solutions from other leading vendors. As part of our new strategy, we plan to expand these services.

Product Gross Profit: We realized product gross profit of $2.1 million, or 22.0%, for the third quarter of fiscal year 2003, as compared to product gross profit of $4.0 million, or 22.8%, for the same quarter of the preceding year. The decrease in product gross profit percentage was mainly due to increased pricing competition. The decrease in product gross profit dollars was directly attributable to the decrease in product sales.

We realized product gross profit of $2.5 million, or 9.0%, for the first nine months of fiscal year 2003, as compared to product gross profit of $9.7 million, or 17.6%, for the same period of the preceding year. This decrease was mainly due to increased pricing competition and changes in product mix, partially offset by improved manufacturing efficiencies and our ability to sell $0.8 million of non-Vivant inventory that was previously fully reserved. We recorded a $4.9 million inventory charge, which consisted primarily of reserves for Gladiator 6700, during the first quarter of fiscal year 2002, as compared to a $1.6 million inventory charge, which consisted primarily of reserves for Vivant, VCACHE and S-200, in the first quarter of fiscal 2003. For the first nine months of fiscal year 2003, we recorded a $1.2 million inventory charge, as compared to $6.1 million for the first nine months of the preceding year. While we continue to restructure our operations in an effort to reduce operating expenses and improve our product gross margin, there can be no assurance that these activities will be successful.

Service Gross Profit: Service gross profit was $3.9 million for the third quarter of fiscal year 2003, a decrease of $1.0 million, or 20.2% from the same period of the previous year. Service gross profit was $11.5 million for the first nine months of fiscal year 2003, a decrease of $3.4 million, or 22.8% from the same period of the previous year. We attribute the decreases in service gross profit primarily to lower customer service revenue supported by a relatively fixed cost structure. In January 2003, the following two actions were taken in an effort to further enhance our operating efficiency in the domestic operations:

•	During non-prime time hours, the domestic CRC Operations was outsourced to Volutions for a fixed monthly charge of $0.003 million.

•	The parts repair center was outsourced to benefit from fixed price repairs. Our Logistics function is now focused on the supply of spare parts to field personnel.

The above two actions resulted in eliminating 8 full time employees from the domestic Customer Service department. The expected cash outflow is $0.02 million related to severance, which will be paid during the fourth quarter of fiscal year 2003. We expect to realize quarterly cost savings of $0.08 million from the termination of the above-mentioned employees, partially offset by higher per-unit repair charges.

Selling, General and Administrative: Selling, general and administrative expenses for the third quarter of fiscal year 2003 decreased $4.2 million, or 39.2% over the same quarter of the preceding year. Selling, general and administrative expenses for the first nine months of fiscal year 2003 decreased $11.9 million, or 35.9% over the same period of the preceding year, despite booking a loss in the first quarter of fiscal year 2003 of $0.2 million on disposal of fixed assets no longer in use. These decreases in selling, general and administrative expenses were primarily due to a substantial decrease in salary and benefit expenses resulting from reduced headcount and to decreases in marketing and promotional expenses, rent, utilities, repair and maintenance expenses for office buildings, depreciation expenses, travel and lodging expenses, bad debt expense, and consulting and professional service fees. During the first nine months of fiscal year 2003, we recovered $0.7 million from accounts that were previously determined to be uncollectible, as compared to bad debt expense of $0.7 million in the first nine months of the preceding fiscal year.

Research and Development: Research and development expenses for the third quarter of fiscal year 2003 decreased $2.0 million, or 72.1% over the same quarter of the preceding year. Research and development expenses for the first nine months of fiscal year 2003 decreased $5.3 million, or 55.1% over the same period of the preceding year, despite booking a loss in the first quarter of fiscal 2003 of $0.7 million on disposal of fixed assets no longer in use. These decreases were primarily attributable to decreases in salary and benefit expenses resulting from a 60.8% headcount reduction over the same quarter of fiscal year 2002, and to decreases in rent, utilities, repair and maintenance expenses, depreciation and property tax expenses. As part of the implementation of our new strategy, we plan to focus our expertise in the design, deployment and servicing of integrated solutions for the enterprise-storage marketplace. We anticipate changing our emphasis from the sale of MTI-branded products to the sale of co-branded solutions serving the storage and enhanced data protection market. As such, we anticipate selling a higher proportion of co-branded products. We expect to continue to develop, sustain and support our MTI-branded products.

Restructuring: We recorded $1.0 million of restructuring charge in the first quarter of fiscal year 2003, which consisted of charges of approximately $0.5 million related to a headcount reduction of 39 employees, or 15% of our workforce, and $0.5 million related to the disposal or abandonment of fixed assets. Of the 39 employees terminated, 14, 3, 6, 1, 14, and 1 were from the Sales, Marketing, General and Administrative, Customer Service, Research and Development, and Manufacturing departments, respectively. The expected cash outflow of the restructuring charge is $0.5 million related to severance, of which $0.4 million and $0.1 million were paid in the second and third quarter of fiscal year 2003, respectively. We completed consolidating our manufacturing facility to Dublin, Ireland, in July 2002.

In the third quarter of fiscal year 2003, we recorded a $0.2 million additional restructuring charge due to lower than anticipated lease payments from sub-lessees in our Sunnyvale, California and Raleigh, North Carolina facilities.

Interest and Other Income (Expense), Net: Interest and Other Income (Expense), Net for the third quarter of fiscal year 2003 was a net expense of $0.05 million, as compared to net income of $1.1 million from the same quarter of the preceding year. The decrease was due to the absence of patent income from EMC Corporation, which ceased after the third quarter of fiscal year 2002.

Interest and Other Income, net for the first nine months of fiscal year 2003 was $1.0 million, a decrease of $2.5 million for the same period of the preceding year. The decrease was due to the absence of patent income from EMC Corporation, partially offset by the gain recognized on the sale of our investment in the stock of Caldera International, Inc. (“Caldera”) in the second quarter of fiscal year 2003.

Equity in Net Loss of Affiliate: Equity in net loss of affiliate represented our proportionate share of Caldera’s net losses and amortization of the goodwill related to an investment made in Caldera in August 1999. The original investment in Caldera was $7.6 million and included: (a) a cash payment of $3.0 million, (b) a note payable of $3.0 million bearing interest at the prime rate plus one percent per annum and payable in two equal semi-annual payments beginning February 2000 and (c) investment costs of $1.6 million, including the issuance of a warrant to purchase 150,000 shares of our common stock. The excess of our investment in Caldera over the related underlying equity in net assets of $6.9 million was being amortized on a straight-line basis over seven years. However, we adopted Statement 142 as of April 8, 2001, the beginning of our fiscal year 2002, and therefore ceased to amortize the remaining balance of goodwill related to our investment in Caldera of $4.2 million, which we wrote off during the third quarter of fiscal year 2002 due to an other than temporary decline in value and recognized our proportional share of Caldera’s net loss. Our proportional share of Caldera’s net loss was included in “Equity in net loss of affiliate”. We sold all of our investment in Caldera during the second quarter of fiscal 2003.

Foreign Currency Transactions: In order to minimize the risk of foreign exchange loss, from time to time we use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial-market risks, although none of these were outstanding at January 4, 2003. We recorded a $0.2 million gain on foreign currency transactions during the first nine months of fiscal year 2003 because of the weakening U.S. dollar against the Euro. There can be no assurance, however, that the use of these instruments will successfully reduce our exposure to financial-market risks.

Income Tax Expense: The income tax expense for the third quarter of fiscal year 2003 was $0.03 million as compared to no income tax expense recorded for the same quarter of the prior year. The income tax expense for the first nine months of fiscal year 2003 was $0.07 million, a decrease of $24.2 million as compared to the same period of last year. We recorded a valuation allowance against the remaining $24.3 million net deferred-tax asset in the first quarter of fiscal year 2002 because our management believed that it was more likely than not that we would not realize the benefits of the deferred tax asset because of the decline in the market value of our holding of Caldera stock and continued softness in the U.S. and European markets for our products.

New Accounting Standards Not Yet Adopted

The FASB recently issued Statement 143, “Accounting for Asset Retirement Obligations, “ addressing financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Statement 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Statement 143 is effective for fiscal years beginning after June 15, 2002. Management does not expect the adoption of this pronouncement to have a material impact on the results of our operations, financial position, or liquidity.

In July 2002, the FASB issued Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities. “ Statement 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operations, plant closing or other exit or disposal activities. Statement 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. As the provisions of Statement 146 are required to be applied prospectively after the adoption date, management cannot determine the potential effects that adoption of Statement 146 will have on our consolidated financial statements.

In December 2002, the FASB issued Statement 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of FASB Statement No. 123, which required prospective application of the fair value recognition provisions to new awards granted after the beginning of the period of adoption. Statement 148 permits three additional transition methods for entities that choose to adopt the fair value measurement provisions of Statement 123. Both these methods avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, Statement 148 amends the disclosure requirements of FASB 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 148 does not permit the use of Statement 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. We have no plans to adopt the fair value measurement provisions of Statement 123 and, as such, believe the adoption of this standard will not have a material impact on the results of our operations, financial position, or liquidity.

The Emerging Issues Task force “EITF” recently reached a consensus on its tentative conclusions for EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. We do not believe that the adoption of EITF 00-21 will have a material impact on the results of our operations, financial position, or liquidity.

Liquidity and Capital Resources

Cash and cash equivalents were $7.3 million at January 4, 2003. The decrease in cash and cash equivalents of $1.2 million from April 6, 2002, was due primarily to cash used in operating activities of $2.5 million for the first nine months of fiscal year 2003, which was attributable to the net loss from continuing operations of $11.8 million offset by $9.3 million in non-cash adjustments and changes in assets and liabilities primarily consisting of accounts receivable, depreciation, inventories, provision for inventory obsolescence, prepaid and other assets, loss on disposal of fixed assets and restructuring charges.

We have experienced recurring decreases in revenues and margins, which have resulted in significant operating losses, reduced available working capital, and an increase in cash consumed to fund operations. As of January 4, 2003, we have working capital of $1.4 million, as compared to working capital of $8.3 million at the end of the prior fiscal year. In response, we have taken the following actions:

•     During the fourth quarter of fiscal year 2002, we recorded a restructuring charge of $4.9 million that consisted of $4.3 million, $0.3 million and $0.3 million charges related to the abandonment of either underutilized or historically unprofitable facilities, a headcount reduction of 56 employees or 13%, and the disposal of certain fixed assets, respectively. Of the 56 employees terminated, 15, 8, 6, 10, 14 and 3 were from the Sales, Marketing, General and Administrative, Customer Service, Research and Development and Manufacturing departments, respectively. The cash outflow of the restructuring charge was $0.3 million, related to severance, of which $0.1 million was paid in fiscal year 2002. The remaining $0.2 million was paid in the first quarter of fiscal year 2003.

•     In the first quarter of fiscal year 2003, we reduced our domestic headcount by an additional 15%, or 39 employees. We also terminated 20 manufacturing employees on July 31, 2002. As a result, we reduced our quarterly cash outflows by approximately $0.4 million.

•     On July 23, 2002 we sold our remaining shares of Caldera common stock to Caldera for approximately $1.1 million in net proceeds, which we used to pay down our credit line with Canopy.

•     In July 2002, we completed the consolidation of our manufacturing facility to Dublin, Ireland. All excess fixed assets and inventory were brokered or re-deployed.

•     In November 2002, we entered into an agreement with Comerica Bank for a line of credit of $7.0 million at an interest rate equal to prime. The line of credit is secured by a Letter of Credit that is guaranteed by Canopy and will mature on October 31, 2003. The Comerica Loan Agreement contains negative covenants placing restrictions on our ability to engage in any business other than the businesses currently engaged in, suffer or permit change in control, and merge with or acquire another entity. Although we are currently in compliance with all of the terms of the Comerica Loan Agreement, and believe that we will remain in compliance, there can be no assurance that we will be able to borrow under the Comerica Loan Agreement. Upon an event of default, Comerica may terminate the Comerica Loan Agreement and declare all amounts outstanding immediately due and payable. As of January 4, 2003, there was $1.7 million outstanding under the Comerica Loan Agreement.

•      On December 5, 2002, we paid-off the outstanding $1.7 million loan with Canopy and terminated the Canopy Loan Agreement which was entered into on June 27, 2002, and had allowed us, subject to certain conditions, to borrow up to an aggregate of $7.0 million at an interest rate of nine percent per annum under a revolving line of credit.

•     We generated $1.1 million in cash and cash equivalents in the third quarter of fiscal year 2003, of which $0.9 million and $0.2 million were from operating activities and the effect of exchange rate fluctuations, respectively. Our ability to generate cash and cash equivalents was derived from the following:

•	Cost containment

•	Sales of inventory, and

•	Improved relationships with our vendors

•     In January 2003, we relocated our corporate headquarters from Anaheim, California to Tustin, California, reducing monthly cash outflow relating to the headquarters lease from $0.10 million to $0.03 million, a reduction of 71.4%. We also relocated our Munich, Germany office to a new location within Munich, Germany, reducing monthly cash outflow from $0.012 million to $0.003 million, a reduction of 75.0%. In addition, we were able to sublet portions of our Sunnyvale, California and Raleigh, North Carolina offices, reducing average monthly cash outflow from $0.08 million to $0.07 million, a decrease of 12.5%, however, due to lower than anticipated lease payments from sub-lessees in our Sunnyvale, California facility, we recorded an additional $0.2 million restructuring charge in the third quarter of fiscal year 2003. To further reduce our costs, we are attempting to sublease part of our offices in Godalming, United Kingdom, Dublin, Ireland, and Westmont, Illinois. However, there is no assurance that these attempts will be successful.

•     In January 2003, we have further enhanced our operational efficiency. During non-prime time hours, we have outsourced our domestic CRC operations to Volutions for a fixed monthly charge of $0.003 million. We have also outsourced our parts repair center to benefit from fixed price repairs. Our Logistic function is now focused on the supply of spare parts to field personnel. As a result, we eliminated 8 full time employees from the domestic Customer Service department. The expected cash outflow from this reduction is $0.02 million related to severance, which will be paid during the fourth quarter of fiscal year 2003. We expect to realize quarterly cost savings of $0.08 million from the termination of the above-mentioned employees, partially offset by higher per-unit repair charges.

Effective February 9, 1996, we entered into an agreement (the “EMC Agreement”) with EMC Corporation (“EMC”), in which we sold to EMC a substantial number of our existing patents, patent applications and related rights. We were entitled to receive $30.0 million over the life of the EMC Agreement. The final payment of $5.0 million was received in January 2001. We also were entitled to receive royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the EMC Agreement.

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

We require substantial working capital to fund our business. We use cash generated from our operations, equity capital, financings, and sales of our equity securities to fund capital expenditures, as well as to invest in and operate our existing operations. As of January 4,

2003, we had working capital of $1.9 million. In addition, we have a line of credit from Comerica Bank of $7.0 million of which $1.7 million was outstanding as of January 4, 2003.

If we are unable to meet our anticipated revenue and expense levels, we will need additional outside sources of financing in order to meet our liquidity requirements to carry on our operations as presently conducted, and we are actively exploring financing alternatives which may include bank borrowings or public or private offerings of equity or debt securities. We cannot assure you that such additional sources of financing will be available to us on acceptable terms, if at all. If additional sources of financing are not available, we would have to implement further measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that these measures will be successful. Our failure to raise additional funds or to secure an additional credit facility would adversely affect our ability to:

•	maintain, develop, or enhance our product offerings;

•	take advantage of future opportunities;

•	respond to competitive pressures; and

•	continue operations in the short-term.

Additional funds raised through the issuance of equity securities or securities convertible into our common stock may have the following negative effects on the then-current common stockholders:

•	dilution in percentage of ownership in the Company;

•	the rights, preferences or privileges of the new security holders may be senior to those of the common stockholders; and

•	increased pressure on the Company’s ability to meet all of the maintenance or initial listing standards for various stock exchanges or markets.

The following represents a comprehensive list of our contractual obligations and commitments as of January 4, 2003:

	Payments Due by Period (in millions)

	Total	2003	2004	2005	2006	2007	Thereafter

Note Payable	$1.74	$1.74	—	—	—	—	—

Capital and Operating
Lease Obligations	$10.95	$1.44	$3.65	$2.94	$1.66	$0.80	$0.46

	$12.69	$3.18	$3.65	$2.94	$1.66	$0.80	$0.46

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our European operations transact in foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound sterling and the Euro. We have and may continue to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks. As of January 4, 2003, there was one forward contract outstanding. The contract was closed on January 31, 2003 at a loss of $19,500. There can be no assurance that such actions will successfully reduce our exposure to financial market risks.

Our exposure to short-term interest rate fluctuations is limited to our short-term borrowings under the Comerica Loan Agreement. Our line of credit under the Comerica Loan Agreement allows borrowings of $7,000,000 and therefore a 1% increase in interest rates would increase annual interest expense by $70,000 assuming we have fully utilized and drawn upon the line.

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

PART II

OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On December 3, 2002, the Company signed an agreement for the settlement and release of all claims that had been filed against it and several current or former officers in In re MTI Technology Corp. Securities Litigation. The Company’s insurers will cover all but $125,000 of the total settlement amount. This case had begun with the filing of several complaints from July through September 2000; they later were consolidated in the federal court for the Central District of California on or about December 5, 2000. The plaintiffs had sought unspecified damages for the Company’s alleged violation of the Securities Exchange Act of 1934 by failing to disclose certain adverse information primarily during fiscal year 2000. The settlement is subject to final approval by the court.

The Company is also, from time to time, subject to claims and suits arising in the ordinary course of business. In its opinion, the ultimate resolution of these matters is not expected to have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.71	Sublease agreement between Safeguard Business Systems and the Company, dated November 21, 2002.

10.72	Sublease agreement between Iraqi Community Association and the Company, dated December 9, 2002.

10.73	Sublease agreement between Copper Dragon Books and the Company, dated December 12, 2002.

10.74	Sublease agreement between Arab American Guardian, LLC and the Company, dated December 13, 2002.

10.75	Sublease agreement between Leadis Technology, Inc. and the Company, dated December 23, 2002.

10.76	Sublease agreement between WebCommerce Group, LLC and the Company, dated September 25, 2002.

10.77	Lease agreement between Quakerbridge Venture, LLC and the Company, dated December 2, 2002

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On December 4, 2002, the Company filed a Current Report on Form 8-K reporting under Item 7 the signing of the settlement agreement in the Company’s Shareholder Lawsuit.

On December 9, 2002, the Company filed a Current Report on Form 8-K reporting under Item 7 the extension of the Company’s listing of its common stock on the Nasdaq SmallCap Market.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of February 2003.

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

Date: February 14, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/Thomas P. Raimondi, Jr. Thomas P. Raimondi, Jr. Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

10.71	Sublease agreement between Safeguard Business Systems and the Company, dated
November 21, 2002.

10.72	Sublease agreement between Iraqi Community Association and the Company, dated December 9, 2002.

10.73	Sublease agreement between Copper Dragon Books and the Company, dated December 12, 2002.

10.74	Sublease agreement between Arab American Guardian, LLC and the Company, dated December 13, 2002.

10.75	Sublease agreement between Leadis Technology, Inc. and the Company, dated December 23, 2002.

10.76	Sublease agreement between WebCommerce Group, LLC and the Company, dated September 25, 2002.

10.77	Lease agreement between Quakerbridge Venture, LLC and the Company, dated December 2, 2002

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.