Form 10-K
period 2003-04-05
MTI TECHNOLOGY CORP
filed 2003-07-11
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 5, 2003

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

Common Stock, $0.001 Par Value

(Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $5,661,460 on October 5, 2002, based on the closing sale price of such stock on The Nasdaq SmallCap Market.

      The number of shares outstanding of Registrant’s Common Stock, $0.001 par value, was 32,974,882 on June 24, 2003.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

DOCUMENTS INCORPORATED BY REFERENCE:

      Information required under Items 10, 11, 12, and 13 of Part III hereof are incorporated by reference to portions of the registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held August 21, 2003.

PART I
Item 1. Business
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT 4.2
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.61
EXHIBIT 10.62
EXHIBIT 10.63
EXHIBIT 10.64
EXHIBIT 10.65
EXHIBIT 10.66
EXHIBIT 10.67
EXHIBIT 10.68
EXHIBIT 10.69
EXHIBIT 10.70
EXHIBIT 10.71
EXHIBIT 10.72
EXHIBIT 10.73
EXHIBIT 10.74
EXHIBIT 21
EXHIBIT 23
EXHIBIT 99.1
EXHIBIT 99.2

PART I

Item 1.     Business

Introduction

      MTI Technology Corporation was incorporated in California in March 1981 and reincorporated in Delaware in October 1992. Our principal executive offices are located at 14661 Franklin Avenue, Tustin, California 92780. Our telephone number at that location is (714) 481-7800. References in this Form 10-K to “we,” “our,” “us,” the “Company” and “MTI” refer to MTI Technology Corporation and its consolidated subsidiaries.

      All references to years refer to our fiscal years ended April 3, 1999, April 1, 2000, April 7, 2001, April 6, 2002 and April 5, 2003, as applicable, unless the calendar year is specified. References to dollar amounts that appear in the tables and in the Notes to Consolidated Financial Statements are in thousands, except share and per share data amounts, unless otherwise specified. The fiscal year ended April 7, 2001 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.

Overview

      During fiscal year 2003, we were a provider of enterprise storage solutions focusing on the mid-range market. We refocused our strategy from being a developer of MTI-branded RAID controller technology to being a storage solutions provider for the mid-range enterprise market. We partnered with independent storage technology companies to develop, integrate and maintain high-performance, high-availability storage solutions for the mid-range and Global 2000 companies worldwide. We also serviced select third party hardware and software, and our Professional Services organization provided planning, consulting and implementation support for storage products from other leading vendors. We believe that there is significant value in creating, integrating, implementing and providing umbrella services around these various technologies as there is in developing the raw technology. On March 31, 2003, we entered into a reseller agreement with EMC Corporation (“EMC”), a world leader in information storage systems, software, networks and services, and have become a reseller and service provider of EMC Automated Networked StorageTM systems and software. Although we intend to focus primarily on EMC products, we will continue to support and service our current customer base on both our MTI-branded RAID controller technology and our partnered independent storage technology. We believe that we can differentiate ourselves through our ability to offer umbrella services on a wide range of storage products covering online storage, replicated site environments and data protection from leading technology companies. We sell our solutions and services to Global 2000 companies for their data center computing environments.

      Under the terms of the EMC reseller agreement, we will combine our core services capabilities including storage networking assessment, installation, resource management and enhanced data protection with the complete line of EMC Automated Networked Storage systems and software, with a focus on the CLARiiON® family of systems. We are developing and implementing solutions that incorporate a broad array of third party products which, we believe, are the finest commercial technologies available to meet customer requirements in the areas of Storage Area Networks, Network Attached Storage, high-availability systems for enhanced business continuance, data protection systems incorporating enhanced backup and recovery, HSM, archiving and tape automation while minimizing our past dependencies on MTI-branded RAID controller technology. We also enhance the value of our storage solutions through our 24x7x365 support and service infrastructure, which includes an international network of over 130 on-site field engineers, a solution and integration test laboratory, and our global call response centers.

      The total storage solutions that we deliver to the market are generally compatible with Sun Solaris, HP-UX, Windows NT, Novell Netware, IBM AIX, and Linux operating systems. Having the ability to work on these operating platforms enables us to meet varied customer demands. Our customers represent a cross-section of industries and governmental agencies and range from small businesses to Fortune 500 companies. No single customer accounted for more than ten percent of total revenue during fiscal years 2003, 2002 and 2001.

Our Strategy

      Our strategy is to simplify the storage, availability, and management of large amounts of data by delivering fully integrated solutions to our customers based on EMC Automated Networked Storage systems and other vendors’ best-of-breed technologies and high value services.

      We believe that we provide customers access to technology through strategic partnerships with leading independent storage vendors including EMC, Brocade, Legato, Quantum, StorageTek, and Veritas. The core value of our vendor relationships is our commitment to providing services and solutions around these technologies. From basic services such as installation and integration to advanced services by our Professional Consulting group designing and implementing fully integrated solutions, we attempt to provide our customers the full potential of the technologies we implement in their operations.

      In order to continue to provide the broadest array of storage solutions, we require access to a full complement of technology from the leaders in the industry. Through our relationship with EMC and other vendors, we believe we can now offer our customers effective solutions addressing some of their most urgent business and regulatory requirements.

Significant Business Developments

      During fiscal year 2003, we did the following:

•	we consolidated our service, manufacturing and business systems on a worldwide basis. This allows us to deploy our employees’ skills where geographically required and ensures that we are better positioned to respond to the demands of our customers;

•	we entered into a worldwide reseller agreement with EMC under which we plan to sell the full line of EMC disk-based storage products and, as a service-enabled partner, intend to offer full professional services and field service for all CLARiiON hardware and software products. Combining EMC storage systems with complementary technologies such as back-up and software solutions from our other leading vendors such as Brocade, Legato, Quantum, StorageTek, and Veritas, we have begun to build a storage solutions strategy and portfolio to cover the entire spectrum of today’s enterprise storage needs; and

•	in order to execute our strategy and fulfill the high expectations we hold for our new vendor relationships, we increased our focus and resources on continued expansion of enterprise storage solutions through integration of technologies and development of enhanced services, particularly consulting and remote services.

Financial Restructuring

      During the fourth quarter of fiscal year 2002, we recorded a restructuring charge of $4.9 million which consisted of $4.3 million in charges related to the abandonment of either underutilized or historically unprofitable facilities, $0.3 million in charges related to headcount reduction of 56 employees, and $0.3 million in charges related to the disposal of certain fixed assets. The cash outflow of the restructuring charge was $0.3 million, related to severance paid to employees, of which $0.1 million was paid in fiscal year 2002. The remaining $0.2 million was paid in the first quarter of fiscal year 2003.

      During the first quarter of fiscal year 2003, we recorded a restructuring charge of $1.0 million which consisted of charges of $0.5 million related to headcount reduction of 39 employees, or 15% of the Company’s workforce, and $0.5 million related to the disposal or abandonment of fixed assets. Of the 39 employees terminated, 14, 3, 6, 1, 14 and 1 were from the Sales, Marketing, General and Administrative, Customer Service, Research and Development and Manufacturing departments, respectively. The cash outflow of the restructuring charge was $0.5 million related to severance, which was paid during fiscal year 2003.

      In the third quarter of fiscal year 2003, we recorded a $0.2 million restructuring charge due to lower than anticipated lease payments from sub-lessees in our Sunnyvale, California and Raleigh, North Carolina facilities.

      In the fourth quarter of fiscal year 2003, we recorded a $0.2 million restructuring charge due to lower than anticipated lease payments from sub-lessees in our European facilities.

      We face significant risks and uncertainties in connection with these restructuring activities and we have incurred substantial charges in connection with the restructuring. Despite the restructuring activities that have taken place to date, we continue to incur recurring losses from operations. There can be no assurance that the restructuring will be successful or that the anticipated cost savings will be realized. Please see “Factors That May Affect Future Results” for additional risks related to the restructuring.

SCO Group Stock Repurchase

      On June 26, 2002, we entered into an agreement with SCO Group (formerly Caldera International Inc.) whereby SCO Group (“SCO”) agreed to purchase all of the approximately 1.19 million shares of SCO common stock held by us at a per share purchase price of $0.90, for a total of approximately $1.1 million. The stock repurchase transaction was completed during the second quarter of fiscal year 2003. We recognized a gain of $1.2 million from the sale of SCO shares which is recorded in other income, net in the 2003 consolidated statement of operations.

EMC Reseller Agreement

      Effective March 31, 2003, we entered into a worldwide agreement with EMC under which we plan to sell the full line of EMC disk-based storage products and, as a service-enabled partner, intend to offer full professional services and field service for all CLARiiON hardware and software products. Combining EMC storage systems with complementary technologies such as back-up and software solutions from our other leading vendors including Brocade, Legato, Quantum, StorageTek, and Veritas, we have begun to build a storage solutions strategy and portfolio to cover the entire spectrum of today’s enterprise storage needs.

      As EMC is the leading disk subsystem vendor, we believe our new EMC relationship will improve our competitiveness in the mid-range storage market. We believe the relationship will be successful because of the significant synergies between our two companies. Both companies are pure play storage providers, accustomed to selling and servicing similar customer bases, supporting mission-critical environments, providing fully integrated value-added solutions and offering 24x7x365 support on those installations. We believe that we are well positioned to complement EMC’s traditional high-end standards of service to the mid-range.

      Simultaneously, both companies will be able to take advantage of their individual and complementary skills and offerings. For us, EMC will provide the core engineering, certification and software engineering needed to stay competitive in the storage market, thus freeing us to focus our technical resources on solutions integration. The EMC relationship will give us access to additional technologies and supported environments where we have not had the solutions required by our customer base. The new technologies include content addressable storage for HIPAA and SEC requirements related to record retention, ATA drives for low cost mass storage, and internally integrated replication software for business continuity and disaster recovery. We expect to leverage the EMC resources, where possible, including marketing, global financial services and field service for the CLARiiON, Symmetrix, Centerra and Celerra line of storage solutions. We believe that EMC will be able to take advantage of our expertise and support infrastructure over the full range of storage needs, including third party integration of leading data protection and data life cycle management technologies from Legato, Quantum, StorageTek and Veritas.

      The EMC Reseller Agreement will expire on March 31, 2006. Thereafter, and subject to mutual agreement, the EMC Reseller Agreement shall be automatically renewed for successive one-year renewal periods until terminated by either party with a 90-day notice.

EMC Asset Purchase Agreement

      Effective February 9, 1996, we entered into an asset purchase agreement with EMC, in which we sold to EMC substantially all of our existing patents, patent applications and related rights. We were entitled to receive $30.0 million over the life of the EMC asset purchase agreement. The final payment of $5.0 million was received in January 2001. We also were entitled to receive royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the EMC asset purchase agreement.

      As part of the maximum $30.0 million in royalties, minimum royalties of $10.0 million were to be received in five annual installments, beginning within 30 days of the first anniversary of the effective date of the EMC asset purchase agreement, and within 30 days of each subsequent anniversary thereof. As of March 2001, we had received all installments. Also, as a result of a computer and technology agreement between EMC and IBM announced in March 1999, the minimum royalties of $10.0 million were to be increased to $15.0 million. Payments were to be received under the EMC asset purchase agreement in five equal annual installments. We received the first three annual installments in March 2000, March 2001 and March 2002. On April 1, 2003, we entered into an amended asset purchase agreement with EMC, pursuant to which EMC paid to us $5.9 million which, fully satisfied all obligations of EMC under the asset purchase agreement. Also, we granted EMC immunity from suit for patent infringement with respect to our patents.

      We also received from EMC an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the applicable patents. This license will terminate in the event of a change in control of the Company involving certain acquirers. As part of the EMC asset purchase agreement, MTI and EMC granted to each other a license to exploit, market and sell the technology associated with each of their respective existing and future patents arising from any patent applications in existence as of the effective date of the EMC asset purchase agreement for a period of five years, which expired February, 2001. See Note 12 of Notes to Consolidated Financial Statements.

Our Market

      Based on industry research, we believe that the worldwide mid-range open systems-based market for storage solutions including products and services will be approximately $12.7 billion in calendar year 2003, growing to $22.1 billion in calendar year 2007. We believe this represents a significant opportunity for us. Furthermore, EMC currently fulfills approximately 39% of the storage infrastructure for this market. We believe that we can increase our revenue by leveraging EMC’s leadership position in the market.

      The growth of IT-managed data is creating a large market opportunity for enterprise storage solution providers. Worldwide IT storage capacity deployments are growing and storage is considered to be a major IT discipline in most organizations with storage spending exceeding server and networking expenditures. Storage expenditures are shifting to services and we believe that complexity, not a lack of technology, is now the key weakness in the IT storage environment. There are currently many powerful networking, software and integrated “appliance” products available that address storage manageability and automate key storage management functions. We have offered many of these state-of-the-art products over the last few years, ranging from fibre-channel storage area network, or SAN, networked storage management, to data replication and backup systems. Understanding and working with the vast array of storage offerings is complex and, expensive for the IT customer. As a result, we believe that the market will shift to consuming traditional storage and storage automation products in the context of a full-service solution in which the responsibility for designing, integrating, and maintaining the storage environment will be assigned to an outside storage services specialist like ourselves.

      We believe that the trend towards acquiring fully integrated storage solutions will be particularly strong in the mid-range of the enterprise storage market, where companies tend to host their own mission critical applications yet do not have the staffing resources of mainframe environments. Despite increasing demand for additional storage requirements over the last few years, we believe that companies in the mid-range segment do not have sufficient access to fully integrated storage solution providers. The majority of system integrators and resellers tend to either be too small, lack the necessary multi-national infrastructure or do not have the required technology relationships to satisfy the needs of the mid-range market. In addition, too few vendors, resellers, and integrators focus purely on storage. Therefore, we believe that our size, partnerships and services focus present a unique opportunity to exploit market shifts and growth.

Our Storage Solution

      We deliver storage solutions to solve many common and demanding customer problems. These solutions are built on what we believe to be the best-of-breed platform complemented by other strategic partners such as EMC, Brocade, Legato, Quantum, StorageTek, and Veritas. We believe that we integrate these solutions into a complete, easy-to-operate and reliable storage environment to meet the customer’s specific business objectives. Our technical specialists assess the customer’s environment and custom integrate each solution to address the customer’s specific needs, both in terms of technical configuration and vendor product selection. Leveraging our interoperability resources and vendor relationships, we select, along with our customer’s input, a platform that will interoperate and meet the solution objectives. We then integrate and deliver these solutions with a full range of value-added service offerings from installation and implementation to ongoing maintenance, support, management, and knowledge transfer. While our customers usually engage us to solve problems and deliver complete applications, our solutions perspective also gives us the expertise with customers to meet their requests for individual hardware, software, and service offerings.

      Our solutions are divided into three areas that address different aspects of the storage environment:

•	Storage infrastructure solutions that center on state-of-the-art, high-performance, high-availability networked storage systems from EMC for Direct Attached Storage, Network Attached Storage and Storage Area Networks. These solutions are designed to deliver fast and reliable on-line storage that is easily and rapidly deployed, easily managed to handle all critical data. Storage infrastructure options include: extended fault-tolerance, business continuance technology, and Content Addressable Storage technology;

•	Backup Solutions that incorporate leading edge solutions from platform vendors such as Veritas and Legato in combination with state-of-the-art tape libraries from Quantum and StorageTek; and

•	Replication services on a local level and/or on a wide area basis to create operational copies of current data and on a wide area basis for enhanced data protection and business continuity utilizing software and hardware services from EMC, Veritas and Legato.

Global Customer Solutions

      The quality and reliability of the products we resell and the continuing support of these products are important elements of our business. As we move forward with our reseller partnership with EMC, we believe that the expertise of our professional services staff and the delivery of high quality customer service will be of even greater importance to our customer base. Additionally, as part of EMC’s Authorized Service Network, we are part of a worldwide network of professional service organizations enabling us to offer enhanced service and consulting capabilities to our customers.

      As part of our strategy to build a worldwide organization devoted to addressing customers’ storage related needs, we have engineered a major realignment within the service elements of the business. The key objectives of this initiative are:

•	to focus resources closer to the customer, thereby delivering better services at the point of need;

•	to consolidate deployed resources within the services arena in order to deliver improved efficiency within this manpower intensive area of the business.

      Therefore, during the first quarter of fiscal year 2004, we created a new function called Global Customer Solutions (“GCS”), consisting of 139 people, to better align and utilize our resources as we embrace our new business model as a reseller of the full line of EMC disk-based storage products. GCS will become the umbrella function for all of our customer support functions. As part of the initiative, we are migrating various elements of our operation to the new group which include the manufacturing/integration capacity elements based in Tustin, California, required as part of our new solution set, and the product sustaining function previously located at Westmont, Illinois. We consolidated our product sustaining function to Tustin, California.

      As of June 6, 2003, we have two separate primary product support centers, one located at our corporate headquarters in Tustin, California, and a second located in Godalming, England, consisting of 139 people. As a function of our consolidation efforts and to avoid duplication at the two facilities, the Godalming, England facility will handle primarily our European customer base and sustaining for our S and D series RAID storage, while the Tustin, California facility will continue to sustain our traditional RAID storage, and primarily handle our U.S. customer base. As necessary, professional technicians from either facility will be dispatched worldwide to address and solve our customer requirements.

      Our integration center and worldwide purchasing facility located in Dublin, Ireland will continue as before but operate within this new grouping. This move is designed to streamline all solution services within GCS.

      We currently offer a variety of customer services that include system and software maintenance of MTI-manufactured products, as well as other open-system platforms, consulting services, storage-management integration and training. We offer on-site service response 24 hours-a-day, seven-days-week, 365 days-a-year. For proprietary hardware products, we provide our customers with a warranty against defects for one year domestically and for two years internationally. As of April 5, 2003, approximately 84% of total proprietary hardware products sold have been entered into post-warranty maintenance contracts with us. Service revenue represented approximately 51%, 41% and 31% of our total revenue in fiscal years 2003, 2002 and 2001, respectively.

      Currently, we are selling most EMC hardware products with up to 2-year 24x7x365 warranties and EMC software products with 90-day warranties. As a result, the amount of service contracts associated with those hardware product sales is expected to decrease in value. Thus, depending upon the conversion of our current customer base to EMC products from MTI proprietary products, service revenues may decrease. As sales of EMC products increase, we expect that sales of back-up products, which are not a part of the EMC reseller agreement, will increase. The back-up products carry shorter warranty periods, thus providing us an opportunity for increased maintenance contracts.

Sales and Marketing

      Since 1996, we have focused on the storage needs of the open-systems based and mid-range enterprise computing market. Over 4,000 well known companies, such as Bell South, France Telecomm, Charter Communications, and DoubleClick, relied on us to design, implement, and service portions of the storage environments that support their critical business applications. During much of our history, we developed core technologies as an innovator of RAID, fault-tolerant storage and storage area networking systems. Whether using our own products or those from leading vendors, our greatest value to customers has always been on-site integration and service and support of these technologies. To support this effort, we have created a multinational sales, service and support infrastructure including:

•	a multinational Global Customer Solutions organization;

•	a solution integration development team to rapidly respond to changing technologies and/or unique customer needs;

•	service and support certifications from all key technology partners; and

•	call response centers with multinational dispatch for delivering 24x7x365 service and support.

      Effective March 31, 2003, we entered into a reseller agreement with EMC and began to rollout a new comprehensive family of storage solutions based on EMC’s Automated Networked Storage technology. Combining EMC’s systems with technologies from other leading vendors such as Quantum, StorageTek, Legato and Veritas, we have built a storage solutions portfolio to cover a wide spectrum of today’s enterprise storage needs.

      We will continue to provide direct end user sales and services support to our customer base. As of June 6, 2003, we have a multinational sales organization consisting of 71 people, located in 21 sales offices in 14 states and 3 countries. The sales organization includes a technical field support staff of approximately 14 system professionals, who help identify business problems, design and implement solutions. We are aligning our sales efforts to revisit all of our existing clients and past customers to discuss our value proposition and inform them of the complete solutions suite available from us with the new EMC relationship.

Order Backlog

      Historically, we shipped products within 30 days after receipt of a purchase order and had relatively little backlog at any given time and, therefore, did not consider backlog to be a significant or important measure of sales for any future period. As of March 31, 2003, we have become a reseller of EMC Automated Networked Storage Systems and software and our backlog levels will depend on the availability of EMC products. EMC generally ships products within ten days upon receipt of a purchase order. A significant portion of our sales generally occurs in the last month and weeks of a given quarter. EMC ends its quarter a week ahead of us. Consequently, EMC’s ability to assemble, test and ship orders received in the last weeks and days of each quarter may be limited. Therefore, based on our current revenue level, we expect that order backlog will be an important indicator of our future success. As of April 5, 2003, our order backlog was $1.8 million.

Manufacturing and Integration Services

      Our manufacturing and integration services operations that are located in Dublin, Ireland, are transitioning to a central procurement and order fulfillment center. Manufacturing and integration operations consist primarily of final systems integration and reliability testing. Order fulfillment for North America is managed through Tustin, California and products are drop-shipped either directly from suppliers such as EMC, Brocade, Legato, Quantum, StorageTek, and Veritas, or from the Dublin, Ireland manufacturing location. Order fulfillment for Europe is managed directly through Dublin, Ireland.

Competition

      The market for data storage solutions is extremely competitive, characterized by rapidly changing technology. We have a number of competitors in various markets, including Hitachi Data Systems, Hewlett-Packard Company, Sun Microsystems, Inc., IBM, and Network Appliance, Inc., each of which has substantially greater name recognition, marketing capabilities, and financial and personnel resources than we have. We expect to experience increased competition from established and emerging computer storage hardware and management software companies, particularly Hewlett-Packard, Sun Microsystems and IBM. As we shift our focus to reselling EMC centric solutions, we believe that we will have a competitive advantage of selling products of the highest levels of functionality, performance and availability in the information storage market.

      Since our goal is to enable customers to purchase a single, integrated storage system, rather than multiple components requiring integration by the customer, we believe the principal elements of competition include quality of service and support and responsiveness to customer and market needs, as well as price, product quality, reliability and performance. There can be no assurance that we will be able to compete successfully or that competition will not have a materially-adverse effect on our results of operations. See “Factors That May Affect Future Results — The markets for our products are intensely competitive which may lead to reduced sales of our products, reduced profits and reduced market share for our business.”

Proprietary Rights

      We have relied on a combination of patent, copyright, trademark and trade-secret laws, employee and third party non-disclosure agreements and technical measures to protect our proprietary rights in our products. Since we shifted our strategy to become an EMC reseller, our reliance on property rights is less relevant.

      Pursuant to the EMC asset purchase agreement, we sold to EMC substantially all of our then-existing patents, patent applications, and related rights. We have an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the patents sold to EMC. The license we were granted pursuant to the terms and conditions of that agreement will terminate in the event of a change of control of the Company involving certain identified acquirers. On April 1, 2003, we entered into an amended asset purchase agreement with EMC, under which EMC paid us $5.9 million, which satisfied all obligations of EMC under the February 9, 1996 Asset Purchase Agreement (See “EMC RESELLER AGREEMENT”). Also, we granted EMC immunity from suit for patent infringement with respect to our patents.

Employees

      As of June 6, 2003 we had 281 full-time employees worldwide, including 71 in sales and marketing, 139 in global customer solutions, 24 in manufacturing and quality assurance, and 47 in general administration and finance. None of our employees are represented by a labor union, and we consider our relations with our employees to be good.

Availability of SEC Filings

      All reports filed by MTI with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by MTI with the SEC at the SEC’s public reference room located at 450 Fifth St. N.W., Washington, D.C., 20549. Information regarding operation of the SEC’s public reference room can be obtained by calling the SEC at 1-800-SEC-0330. MTI also provides copies of its Forms 8-K, 10-K 10-Q, Proxy and Annual Report at no charge to investors upon request and makes its reports available through its website at www.mti.com, as soon as reasonably practicable after filing such material with the SEC.

Item 2.	Description of Property

      In January 2003, we relocated our corporate headquarters which include marketing, sales and support, general administration, and finance functions from Anaheim, California to Tustin, California, a leased facility consisting of approximately 41,130 square feet. These premises are occupied under a lease agreement that expires on September 30, 2005. In July 2002, we completed consolidating our manufacturing facility into our 28,500 square feet facility in Dublin, Ireland, for which the lease expires in 2023. We also lease 16,000 square feet, 19,500 square feet, 11,800 square feet and 1,500 square feet facilities in Godalming, England, Chatou, France, Wiesbaden, Germany and Munich, Germany, respectively, which are used for sales and services.

      We abandoned 21,700 square feet, 11,160 square feet, 2,635 square feet, 3,200 square feet, 2,050 square feet and 3,400 square feet of our facilities located in Sunnyvale, California, Westmont, Illinois, Raleigh, North Carolina, Dublin, Ireland, Godalming, England, and Chatou, France, respectively, in the fourth quarter of fiscal year 2002. However, we are still obligated under the Sunnyvale, California, Westmont, Illinois, Raleigh, North Carolina, Dublin, Ireland, Godalming, England, and Chatou, France lease agreements that expire on July 31, 2006, June 30, 2005, April 30, 2005, October 14, 2023, November 5, 2012 and April 30, 2007, respectively. Since calendar year 2003, we have been able to sublet portions of our Sunnyvale, California and Raleigh, North Carolina offices. We will continue to seek sub-tenants in order to further reduce our cost from the closure of our facilities. However, due to the current economic conditions, there can be no assurance that we will be able to sub-lease the facilities in a timely manner.

      We also lease approximately 12 sales and support offices located throughout the U.S. and Europe.

Item 3.     Legal Proceedings

      On December 3, 2002, we signed an agreement for the settlement and release of all claims that had been filed against us and several current or former officers in In re MTI Technology Corp. Securities Litigation. Our insurers will cover all but $0.1 million of the total settlement amount. This case had begun with the filing of several complaints from July through September 2000; the claims later were consolidated in the federal court for the Central District of California on or about December 5, 2000. The plaintiffs had sought unspecified damages for our alleged violation of the Securities Exchange Act of 1934 by failing to disclose certain adverse information primarily during fiscal year 2000. The settlement is subject to a settlement hearing by the court, which is scheduled to be held on July 28, 2003.

      We are also, from time to time, subject to claims and suits arising in the ordinary course of business. In our opinion, the ultimate resolution of these matters are not expected to have a materially-adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of MTI’s stockholders during the fourth quarter of fiscal year 2003.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

Principal Market and Prices

      On May 30, 2002, we received a notification letter from Nasdaq for non-compliance with Marketplace Rule 4450(a)(5) because the bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days. We had 90 calendar days, or until August 28, 2002, to regain compliance. On August 16, 2002, our securities ceased trading on the Nasdaq National Market and began trading on the Nasdaq SmallCap Market. We were granted an additional 90 calendar days, or until November 26, 2002, to demonstrate compliance with the minimum $1.00 per share requirement or meet initial listing criteria of Marketplace Rule 4310(c)(8)(D), which entitled us to an additional 180 calendar day grace period from Nasdaq to demonstrate compliance. On November 26, 2002, we received a letter from Nasdaq extending our listing on the SmallCap Market. As a result of the extension, we had until May 27, 2003 to comply with the minimum bid price requirement of the SmallCap Market, which requires us to maintain a $1.00 minimum bid price for a minimum of 10 consecutive trading days. During April 2003, the closing bid price of our common stock was $1.00 per share or greater for more than 10 consecutive trading days and on May 6, 2003, we received a notification letter from Nasdaq notifying us that we regained compliance with the Rule. As a result, our common stock will continue to be quoted in the Nasdaq SmallCap Market so long as we continue to satisfy the ongoing Nasdaq compliance requirements.

      The following table sets forth the range of high and low sales prices per share of our common stock for each quarterly period as reported on The Nasdaq National Market and the Nasdaq SmallCap Market for the periods indicated. The price of our common stock at the close of business on June 24, 2003 was $1.0500. See “Factors That May Affect Future Results — We may fail to comply with the Marketplace Rules from Nasdaq.”

	Sales Prices

	High	Low

Fiscal Year 2002
First Quarter	2.6000	1.4500
Second Quarter	1.8600	0.6800
Third Quarter	2.6700	0.7400
Fourth Quarter	2.2300	0.8700
Fiscal Year 2003
First Quarter	0.9900	0.4200
Second Quarter	0.5700	0.2500
Third Quarter	0.7900	0.2800
Fourth Quarter	1.3400	0.4000

Number of Common Stockholders

      The approximate number of record holders of our common stock as of June 24, 2003 was 384.

Dividends

      We never have declared or paid any dividends. We currently expect to retain any earnings for use in the operation of our business and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future.

Warrants

      No warrants were exercised during fiscal year 2003.

Item 6.     Selected Financial Data

	Fiscal Year Ended

	April 5,	April 6,	April 7,	April 1,	April 3,
	2003	2002	2001	2000	1999

Selected Statement of Operations Data:
Net product revenue	$40,101	$69,519	$111,820	$177,770	$157,456
Service revenue	42,285	48,399	49,870	49,327	44,193

Total revenue	82,386	117,918	161,690	227,097	201,649
Product gross profit	7,153	13,053	39,291	71,202	50,689
Service gross profit	14,645	18,648	14,628	18,871	16,276

Gross profit	21,798	31,701	53,919	90,073	66,965
Operating expense:
Selling, general and administrative	27,754	43,211	66,249	64,506	45,657
Research and development	5,238	12,742	19,095	16,017	12,765
Restructuring charges	1,467	4,911	393	—	—

Total operating expenses	34,459	60,864	85,737	80,523	58,422
Operating income (loss)	(12,661)	(29,163)	(31,818)	9,550	8,543
Other income, net	1,008	4,182	4,258	3,822	3,739
Equity in net loss and write-down of net investment of affiliate	—	(9,504)	(4,800)	(2,824)	—
Gain (loss) on foreign currency transactions	639	(542)	(552)	(323)	(669)

Income (loss) before income taxes	(11,014)	(35,027)	(32,912)	10,225	11,613
Income tax expense (benefit)	205	24,598	3,529	(15,095)	1,521

Net income (loss)	(11,219)	$(59,625)	$(36,441)	$25,320	$10,092

Earnings (loss) per share:
Basic	$(0.34)	$(1.83)	$(1.13)	$0.84	$0.35

Diluted	$(0.34)	$(1.83)	$(1.13)	$0.76	$0.34

Weighted average shares used in per share computations:
Basic	32,852	32,548	32,233	30,268	28,451

Diluted	32,852	32,548	32,233	33,232	29,710

Selected Balance Sheet Data:
Cash and cash equivalents	$9,833	$8,420	$16,320	$8,791	$7,213
Working capital	2,071	8,263	27,514	51,434	29,997
Total assets	44,556	61,698	128,960	180,947	113,778
Short-term debt	1,901	2,035	127	1,500	5,824
Long-term debt, less current maturities	286	461	621	—	—
Total stockholders’ equity	8,974	20,113	78,750	113,495	54,141

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The statements included in this report that are not historical or based on historical facts constitute “forward-looking statements” that involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements, expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about our efforts in reselling EMC’s products, our restructuring activities and strategic shift, the ability of our securities to trade on any market or exchange system, settlement of litigation, revenue, margin, the effect of accounting changes, attempts to raise additional funds, MTI-branded product sales and changes in product mix, customers, reductions in research and development expenditures, foreign currency hedging activity, anticipated decreases in spending, dependence on new products and quarterly fluctuations. Our transition from a manufacturer to a storage solution provider and focus of sales efforts on the mid-range enterprise market may not be successful. We may fail to achieve anticipated revenue levels and efficiencies of operation. There can be no assurance that we will be successful with our new operating strategy, that we will be able to retrain our employees in an expeditious manner or to hire employees during this period of strategy shift. Estimates made in connection with our critical accounting policies may differ from actual results. Given these uncertainties, investors in our common stock are cautioned not to place undue reliance on our forward-looking statements. The forward-looking statements in this report speak only as of the date of this report and we do not undertake to revise or update any of them. We urge you to review and carefully consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission.

      This discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto contained elsewhere in this report and the section of this report titled “Factors That May Affect Future Results”.

Financial Restructuring

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

      During the first quarter of fiscal year 2003, we recorded a restructuring charge of $1.0 million which consisted of charges of $0.5 million related to headcount reduction of 39 employees, or 15% of the Company’s workforce, and $0.5 million related to the disposal or abandonment of fixed assets. Of the 39 employees terminated, 14, 3, 6, 1, 14, and 1 were from the Sales, Marketing, General and Administrative, Customer Service, Research and Development, and Manufacturing departments, respectively. The cash outflow of the restructuring charge was $0.5 million related to severance, which was paid during fiscal year 2003.

      In the third quarter of fiscal year 2003, we recorded a $0.2 million restructuring charge due to lower than anticipated lease payments from sub-lessees in our Sunnyvale, California and Raleigh, North Carolina facilities.

      In the fourth quarter of fiscal year 2003, we recorded a $0.2 million restructuring charge due to lower than anticipated lease payments from sub-lessees in our European facilities.

      We face significant risks and uncertainties in connection with these restructuring activities and we have incurred substantial charges in connection with the restructuring. Despite the restructuring activities that have taken place to date, we continue to incur recurring losses from operations. There can be no assurance that the restructuring will be successful or that the anticipated cost savings will be realized. Please see “Factors That May Affect Future Results” for additional risks related to the restructuring.

Critical Accounting Policies

      This section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities and revenues and expenses as of the date of our financial statements.

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

      Critical accounting policies are defined as those that are most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and could potentially produce materially different results under different assumptions and conditions. For a detailed discussion of the application of the following critical accounting policies and other accounting policies, see notes to the consolidated financial statements.

      Revenue Recognition. We record sales of our equipment after the inventories have cleared customs, if necessary, and upon pick-up by a common carrier for FOB origin shipments. For FOB destination shipments, sales are recorded upon delivery to the customer. Sales are recorded net of an allowance for estimated returns, as long as no significant post-delivery obligations exist and collection of the resulting receivable is probable and the sales price is fixed or determinable. Generally, product sales are not contingent upon customer testing, approval and/or acceptance. However, if sales require customer acceptance or include post-delivery obligations, revenue is recognized upon customer acceptance or fulfillment of any post delivery obligations. We record revenue from equipment maintenance contracts as deferred income when billed and we recognize this revenue as earned over the period in which the services are provided, primarily straight-line over the term of the contract. We accrue for warranty expense at the time revenue is recognized and maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes.

      We apply Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” whereby revenue is recognized from software licenses, provided the software has been delivered to the customer, persuasive evidence of an arrangement exists, the price charged to the customer is fixed or determinable and there are no significant obligations on our part related to the sale and the resulting receivable is deemed collectible, net of an allowance for returns, cancellations and maintenance, including vendor and post-contract support obligations. We recognize revenue from maintenance agreements ratably over the term of the related agreement. Revenue from consulting and other software-related services is recognized as the services are rendered.

      We consider sales contracts that include a combination of systems, software or services to be multiple element arrangements. An item is considered a separate element if it involves a separate earnings process. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Discounts are allocated only to the delivered elements. Fair value is determined based upon the price charged when the element is sold separately. Undelivered elements typically include installation, training, warranty, maintenance and professional services.

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

      Income Taxes. We are required to estimate our income taxes which includes estimating our current income taxes as well as measuring the temporary differences resulting from different treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets or liabilities. We apply Statement of Financial Accounting Standards No. (Statement) 109, “Accounting for Income Taxes”; under the asset and liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse, net of a valuation allowance. We have recorded a full valuation allowance against our deferred tax assets as management has determined that it is more likely than not that these assets will not be utilized. In the event that actual results differ from our estimates, our provision for income taxes could be materially impacted.

      Valuation of Goodwill. We assess the impairment of goodwill in accordance with Statement 142 on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Upon the adoption of Statement 142 and the completion of the transitional impairment test in fiscal year 2002, we concluded that there was no impairment of goodwill. The Company completed its annual assessment for goodwill impairment in the fourth quarter of fiscal year 2003 and no impairment was found to exist. Changes in assumptions and estimates included within this analysis could produce significantly different results than those identified above and those recorded in the consolidated financial statements.

      Inventories. Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and future sales forecasts. Historically, we used rolling forecasts based upon anticipated product orders to determine our component and product inventory requirements. As a reseller, we intend to procure inventory primarily upon receipt of purchase orders from customers. Lead times for products, materials and components that we order may vary significantly and depend upon factors such as specific supplier requirements, contract terms and current market demand. As a result, our product and component requirement forecasts may not be accurate. If we overestimate our product or component requirements, we may have excess inventory, which could lead to additional excess and obsolete charges.

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

	Fiscal Year Ended

	April 5,	April 6,	April 7,
	2003	2002	2001

Net product revenue	48.7%	59.0%	69.2%
Service revenue	51.3	41.0	30.8

Total revenue	100.0	100.0	100.0
Product gross profit	17.8	18.8	35.1
Service gross profit	34.6	38.5	29.3

Gross profit	26.5	26.9	33.3
Selling, general and administrative	33.7	36.6	41.0
Research and development	6.4	10.8	11.8
Restructuring charges	1.8	4.2	0.2

Operating loss	(15.4)	(24.7)	(19.7)
Other income, net	1.2	3.6	2.6
Equity in net loss and write-down of net investment of affiliate	—	(8.1)	(3.0)
Gain (loss) on foreign currency transactions	0.8	(0.5)	(0.3)
Income tax expense	(0.2)	(20.9)	(2.2)

Net loss	(13.6)%	(50.6)%	(22.6)%

      Net Product Revenue. Net product revenue for fiscal year 2003 decreased $29.4 million, or 42% from fiscal year 2002. This decrease was primarily because of a $27.7 million and a $1.7 million, or 58% and 8%, decrease in domestic product and international product revenue, respectively. In terms of product mix on a worldwide basis, this decrease was the result of decreased revenue of $22.8 million, $3.6 million and $3.0 million from server products, tape libraries and tape related software products, respectively. Server products revenue in fiscal year 2003 from the Vivant product family was $14.7 million, down 59% from $36.0 million in fiscal 2002. The decrease was primarily due to the decrease in sales volume rather than average sales price. In general, we have found that our customer base has become much more cautious in its buying patterns and purchasing is being confined to an as-needed basis, with increasing levels of customer justification and management approval required during the sales process. This more difficult sales environment is partially a result, but not solely a result, of the ongoing global economic downturn, coupled with the U.S. war against Iraq. As a result, our customers have delayed or reduced their expenditures, including those for information technology, thus decreasing the current demand for our information-storage systems and software. We also believe that our customers have been cautious to purchase our proprietary products due to our prior financial weaknesses and lack of sources of working capital. We believe that the Comerica line of credit of $7.0 million coupled with the EMC reseller agreement will enhance our future ability to increase product revenues. Additionally, aggressive competition in the form of pricing discounts offered by EMC, Hitachi Data Systems, Hewlett-Packard Company, Sun Microsystems, Inc., IBM, and Network Appliance, Inc., each of which has substantially greater name recognition, marketing capabilities and financial and personnel resources than we have, have contributed to the decrease in our sales. As a result and in an effort to increase revenue, we have done the following:

•	We have transitioned away from manufacturing to emphasize and further develop our capabilities as a storage solutions provider. In an effort to de-emphasize our proprietary products in favor of MTI-integrated solutions using third party name-brand products, including third party storage subsystems, we entered into a reseller agreement with EMC on March 31, 2003, in which we have the right to resell the complete line of EMC Automated Networked Storage systems and software. We realize that in order to continue to provide the broadest array of storage solutions we require access to a full complement of technology from the leaders in the industry. We believe that EMC provides the most comprehensive compilation of storage solutions in the market today. Through this relationship, we have gained access to a broad array of disk-based solutions, from the high end Symmetrix® through the CLARiiON® networked storage systems and platform-based software, CelerraTM Network Servers, CenteraTM CAS (content addressed storage) systems and the ConnectrixTM family of directors and switches. With our current product partnership relationships, we can offer our customers effective solutions addressing the majority of their business and regulatory requirements.

•	Historically, we sold our solutions and services to the Global 2000 companies for their data center computing environments. We will be expanding our customer base to include the mid-range enterprise market.

•	We have enhanced our customer satisfaction and account retention team of technology specialists to ensure that we keep in constant communication with our customers, regardless of their size.

•	In an attempt to offset some of the pricing discounts being offered by our competitors, in October 2002 we partnered with Canopy Capital to provide creative and flexible financing options to our customers to increase revenues. As the program is relatively new, we have not had any success in generating sales through this channel and intend to expand the program further. To date the financing program is only being offered to our U.S. customer base but we hope to offer it to our European customer base as well. As of April 5, 2003, there was no sales activity involving Canopy Capital.

•	As a part of the EMC reseller agreement, we have the ability to introduce our customers and potential customers to EMC’s Global Financial Services which will enhance and supplement the Canopy Capital flexible financing options. Sales through this group had not commenced as of the end of the fiscal year 2003 and, therefore, the magnitude of such services remains relatively uncertain.

      Net product revenue for fiscal year 2002 decreased $42.3 million, or 38% from fiscal year 2001. This decrease was the result of decreased revenue of $22.8 million, $17.6 million and $1.9 million from server products, tape libraries and software products, respectively. Server products revenue in fiscal year 2002 from the Vivant product family was $36.0 million, down from $42.7 million in fiscal 2001. The decrease was primarily due to the decrease in sales volume, mainly from the decrease in sales of our proprietary products resulting from the global economic slowdown and our inability to penetrate Global 2000 customers. Our business is greatly affected by general economic and business conditions. Continued softness in the information technology market in both the U.S. and in Europe and consumers’ uncertainty about the global economic condition resulted in further reduced demand for our products and services. As a result of the weakened global economy, consumers were postponing or reducing expenditures, causing our revenue, our operating results and our financial condition to decline. The downturn also had led to restructuring actions such as, but not limited to, the relocation of manufacturing activities, complete or partial abandonment of underutilized facilities, headcount reduction, fixed asset write offs and inventory write offs. As a result, we were shifting to integrated third party products.

      Service Revenue. Service revenue was $42.3 million for fiscal year 2003, a decrease of $6.1 million, or 13%, from fiscal year 2002. This decrease was attributable to decreased maintenance revenue of $4.1 million, decreased consulting revenue of $1.2 million and other decreased service revenue of $0.8 million. The decrease in maintenance revenue is primarily due to the expiration of maintenance contracts without offsetting renewed and new maintenance contracts. We attribute the lower number of renewals to the loss of customers to our competitors, customers that have updated their technology which is now covered by warranty, and customers that have ceased operations. The decrease in consulting and other revenue is primarily attributable to decreased product revenue. We recently changed our Service and Business Systems operations throughout the world to operate under one leadership in an attempt to minimize duplication of costs, increase efficiencies and exploit successful operations. Even though service revenue has been declining, it remains our foundation and provides significant contribution to our gross profit. Subsequent to the end of fiscal year 2003, we became a reseller and service provider of EMC Automated Networked Storage Systems and software. Commencing with the resell of the EMC array of products, most EMC hardware products will have up to 2-year 24x7x365 warranty. As a result, the amount of post-warranty service contracts associated with those hardware product sales is expected to decrease in value. Thus, depending upon the conversion of our current customer base to

EMC products from MTI proprietary products, service revenues may decrease. However, as sales of EMC products increase, we expect that sales of back-up products, which are not a part of the EMC reseller’s agreement, will increase and those products carry shorter warranty periods thus containing the opportunity for increased maintenance contracts. Despite focusing on EMC products, we will continue to support and service our current customer base on both our MTI-branded RAID controller technology and our partnered independent storage technology. We believe that we can differentiate ourselves through our ability to offer umbrella services on a wide range of storage products covering online storage, replicated site environments and data protections from the leading technology companies. In addition, we became a member of the EMC Authorized Services Network and will provide end-to-end service for EMC’s CLARiiON family of systems. We also enhanced the value of our storage solutions through our 24x7x365 support and service infrastructure, which includes an international network of over 130 on-site field engineers and a solution and integration test laboratory, and our global call response centers.

      Service revenue was $48.4 million for fiscal year 2002, a decrease of $1.5 million, or 3%, from fiscal year 2001. This decrease was primarily due to our inability to fully offset lost revenue from maintenance contract that expired with revenue from renewed and new maintenance contracts. The lower number of renewals was attributable to the loss of customers to competitors during the fiscal year. Due to concerns about our financial position, existing customers were more reluctant to renew their maintenance contracts.

      Product Gross Profit. Product gross profit was $7.2 million for fiscal year 2003, a decrease of $5.9 million, or 45%, from fiscal year 2002. The gross profit percentage of net product sales was 18% for fiscal year 2003 as compared to 19% for fiscal year 2002. This decrease was primarily due to continued pricing pressures and changes in product mix. In fiscal year 2003, we sold more library and software products than server products, particularly the Vivant product family, and library and software products carry lower margins than server products. The unfavorable change in product mix was partially offset by improved manufacturing efficiencies, our ability to sell $1.2 million of non-Vivant inventory that was previously fully reserved and reduced inventory charges from $7.0 million, which consisted primarily of additional reserves for Gladiator 6700, 8700 and 8900 inventories, in the fiscal year 2002 to $3.2 million, which consisted primarily of reserves for Vivant, VCACHE and S-200, in fiscal year 2003.

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

      Service Gross Profit. Service gross profit for fiscal year 2003 decreased $4.0 million, or 22%, from fiscal year 2002. The gross profit percentage for service revenue was 35% in fiscal year 2003, as compared to 39% for fiscal year 2002. In addition to the relatively fixed cost structure, we attribute the decreases in service gross profit to a 23.2% decrease in domestic customer service revenue, particularly maintenance revenue, partially offset by a 5.3% increase in international customer service revenue. In an effort to improve our service gross profit, the following actions were taken:

•	As of March 31, 2003, we have become part of EMC’s Authorized Service Network. As a result, we will be part of a worldwide-network of professional service organization enabling us to offer enhanced service and consulting capabilities to our customers;

•	Effective March 1, 2003, we outsourced our non-prime time hours domestic CRC Operations to Center 7, Inc. for a fixed monthly charge of $0.003 million. We are considering outsourcing additional CRC Operations in an attempt to further reduce fixed charges for labor and benefits. To benefit from fixed price repairs, we also outsourced our parts repair center. Our logistics function is now focused on the supply of spare parts to field personnel. These actions resulted in eliminating 8 full time employees from the domestic customer service department. The cash outflow of $0.02 million related to severance was paid during the fourth quarter of fiscal 2003.

      Service gross profit for fiscal year 2002 increased $4.0 million, or 27%, from fiscal year 2001. The gross profit percentage for service revenue was 39% in fiscal year 2002, as compared to 29% for fiscal year 2001. The increase in service-gross profit was primarily attributable to decreased infrastructure costs resulting from reduced manpower, mandatory pay cuts, mandatory vacations and travel-related expenses.

      Selling, General and Administrative Expenses. In fiscal year 2003, selling, general and administrative expenses decreased $15.5 million, or 36%, over fiscal year 2002. The decrease was primarily due to a 32% or $7.5 million decrease in salary and benefit expenses which resulted from reduced headcounts of 22%; a 54% or $3.0 million decrease in outside purchases such as consulting and professional services, tax services, bank fees and bad debt expense; a 64% or $1.7 million decrease in marketing and promotional expenses; an 18% or $1.3 million decrease in fixed charges such as rent and utilities expenses; a 52% or $1.4 million decrease in supplies and telecommunication expenses; and a 26% or $0.6 million decrease in travel and lodging expenses. During fiscal year 2003, we recovered $0.6 million from accounts that were previously determined to be uncollectible, as compared to bad debt expense of $1.9 million in the preceding fiscal year. The decreased expenditures were the result of a directed program to bring expenditures in line with the reduced product and service revenues and resultant margins noted above.

      Selling, general and administrative expenses in fiscal year 2002 decreased $23.0 million, or 35%, over fiscal year 2001. The decrease was due to reductions in salary and benefit expenses of $11.1 million resulting from reduced headcounts, elimination of amortization of goodwill of $2.7 million, reduction in bad debt expense of $3.4 million, reduction in communication and freight charges of $0.5 million, reduction in marketing and promotional expenses of $0.3 million, reduction in professional and consulting fees of $0.6 million, and reduction in travel and lodging expenses of $4.4 million. Please see “Critical Accounting Policies” for greater detail regarding goodwill accounting.

      Research and Development Expenses. Research and development expenses in fiscal year 2003 decreased $7.5 million, or 59%, from fiscal year 2002. These decreases were primarily attributable to decreases in salary and benefit expenses of $4.1 million resulting from a 47% headcount reduction over fiscal year 2002, decreases in project costs of $0.9 million, decreases in rent, utilities, repair and maintenance expenses, depreciation, insurance and property tax expenses of $2.0 million, decreases in travel and lodging, consulting and loss on disposal of fixed assets of $0.4 million, and decreases in communication expenses of $0.1 million.

      As part of our restructuring activities, we anticipated changing our emphasis from the sale of MTI-branded products to the sale of co-branded solutions serving the storage and enhanced data protection market. Our focus towards EMC networked storage systems will result in limited partnering of products beyond the EMC line of products and those products related to backup functions. The primary goal of the restructuring was to refocus on the design and implementation of storage solutions at a significantly lower cost. In support of this, our Engineering department has been redeployed within our professional services organization. During fiscal 2004 these costs will be incorporated into our professional services expenditures thus eliminating a separate Research and Development expenditure. As such, we believe that our Research and Development expense will substantially decrease in fiscal year 2004.

      Research and development expenses in fiscal year 2002 decreased $6.4 million, or 33%, from fiscal year 2001. The decrease was primarily due to headcount reductions, substantially lower project costs, reduced travel and lodging expenses and consulting fees. During the fourth quarter of fiscal year 2002, we abandoned our under-utilized research and development facility in Sunnyvale, California, and consolidated our research and development activities in the Anaheim, California and Westmont, Illinois facilities.

      Restructuring. We recorded a $1.0 million restructuring charge in the first quarter of fiscal year 2003, which consisted of charges of approximately $0.5 million related to a headcount reduction of 39 employees, or 15% of our workforce, and $0.5 million related to the disposal or abandonment of fixed assets. Of the

39 employees terminated, 14, 3, 6, 1, 14, and 1 were from the Sales, Marketing, General and Administrative, Customer Service, Research and Development, and Manufacturing departments, respectively. The cash outflow of the restructuring charge is $0.5 million related to severance, which was paid during fiscal year 2003.

      In the third quarter of fiscal year 2003, we recorded a $0.2 million restructuring charge due to lower than anticipated lease payments from sub-lessees in our Sunnyvale, California and Raleigh, North Carolina facilities.

      In the fourth quarter of fiscal year 2003, we recorded a $0.2 million restructuring charge due to lower than anticipated lease payments from sub-lessees in our European facilities.

      We also completed consolidating our manufacturing facility to Dublin, Ireland, in July 2002, and reduced the amount of space leased for our corporate headquarters by moving from Anaheim, California to Tustin, California in January 2003.

      The changes to the restructuring reserve established in the fourth quarter of fiscal year 2002 are as follows (in millions):

Abandoned facilities:
Balance as of April 6, 2002	$4.3
Add: Current year restructuring charges	0.4
Less: Current year utilization	(1.8)

Balance as of April 5, 2003	2.9

Workforce reduction:
Balance as of April 6, 2002	0.2
Add: Current year severance charges	0.5
Less: Current year severance payments	(0.7)

Balance as of April 5, 2003	—

Total accrued restructuring, as of April 5, 2003	$2.9

      Other Income, Net. Other income, net, which includes interest income and expense, in fiscal year 2003 decreased $3.2 million, or 76%, over fiscal year 2002. This decrease was primarily due to an absence of income from sale of patents to EMC as we received the final annual payment in advance of $5.0 million from the sale of certain patents in January 2001 and recorded the payments as other income proportionately during the fourth quarter of fiscal year 2001 and the first nine months of fiscal year 2002. Thus, we recorded other income of $0 related to the sale of patents in fiscal year 2003, as compared to $3.6 million in fiscal year 2002. Other factors contributing to the decrease in other income, net, were decreases in interest income and sales tax refund. These decreases were partially offset by a gain on the sale of a security investment of $1.2 million in fiscal year 2003.

      Other income, net in fiscal year 2002 decreased $0.07 million, or 2%, over fiscal year 2001. This decrease was primarily due to decreased income from EMC as we received the final annual payment in advance of $5.0 million from the sale of certain patents in fiscal 2001 and recorded the payments as other income proportionately during the fourth quarter of fiscal year 2001 and the first nine months of fiscal year 2002, coupled with a decrease in interest expense. We recorded other income related to the sale of patents of $3.6 million in fiscal year 2002, as compared to $4.8 million in fiscal year 2001. These decreases were partially offset by a favorable sales tax refund of $0.7 million in fiscal year 2002.

      Equity in Net Loss and Write-down of Net Investment of Affiliate. Equity in net loss of affiliate represents our proportionate share of SCO’s net losses and amortization of the goodwill related to the investment made in SCO in August 1999. The original investment in SCO was $7.6 million and included: (a) cash payment of $3.0 million, (b) note payable of $3.0 million bearing interest at the prime rate plus one percent per annum and payable in two equal semi-annual payments beginning February 2000 and (c) investment costs of $1.6 million, including the issuance of a warrant to purchase 150,000 shares of our common stock. The excess of our investment in SCO over the related underlying equity in net assets of $6.9 million was being amortized on a straight-line basis over seven years. However, we adopted Statement 142 as of April 8, 2001, the beginning of fiscal year 2002, and therefore, ceased to amortize the remaining balance of goodwill related to the investment in SCO of $4.2 million, which was written off during the third quarter of fiscal year 2002 due to an other than temporary decline in value and recognizing our proportional share of SCO’s net loss. Such loss has been included in “Equity in net loss and write-down of net investment of affiliate” in our fiscal year 2002 Consolidated Statement of Operations.

      Gain (Loss) on Foreign Currency Transactions. We recorded a $0.6 million gain on foreign currency transactions during fiscal year 2003, as compare to a $0.5 million loss in fiscal year 2002. The $1.1 million increase in the gain on foreign currency transactions was primarily due to the weakening U.S. dollar against the Euro.

      Income Taxes. We recorded a net tax expense of $0.2 million for fiscal year 2003, as compared to a net tax expense of $24.6 million for fiscal year 2002.

      In fiscal year 2002, we recorded a net tax expense of $24.6 million of which $24.3 million was related to the valuation allowance for deferred-tax assets recorded in the first quarter of fiscal year 2002. Because of the continued decline in the market value of our investment in SCO and continued softness in the domestic and European markets for our products, management believed that it was more likely than not that we would not realize the benefits of the net deferred tax assets existing on April 6, 2002.

Liquidity and Capital Resources

      We had cash and cash equivalents of $9.8 million as of April 5, 2003 and $8.4 million as of April 6, 2002. Net operating activities provided cash of $0.4 million in fiscal year 2003, an increase in cash generated from operating activities of $6.8 million as compared to fiscal year 2002. This was primarily due to reduced net losses from $59.6 million in fiscal year 2002 to $11.2 million in fiscal year 2003. The net loss was partially offset by non-cash expenses of $5.0 million and cash provided by changes in operating assets and liabilities of $6.6 million. Net investing activities provided cash of $0.7 million primarily as a result of the sale of our investment in SCO. As of June 30, 2003, we had cash and cash equivalents of approximately $6.1 million.

      Net cash used by financing activities was $0.2 million due to total borrowings on notes payable of $4.5 million and total payments of notes payable of $4.7 million, capital lease payments of $0.1 million, offset by cash provided by the issuance of treasury shares of $0.1 million.

      Due to recurring decreases in revenues, we are operating at lower accounts receivable and inventory levels, resulting in reduced available working capital. As of April 5, 2003, working capital was $2.1 million, as compared to $3.3 million at the end of the prior fiscal year.

      We believe our new relationship with EMC will be successful and, as a result, the relationship will position us to grow our product revenues in the mid-range storage market. In this new relationship, sales order backlog could become significant. As of April 5, 2003, our order backlog was $1.8 million. EMC ends its fiscal quarters a week ahead of us and a significant portion of our sales generally occur in the last month and weeks of a given quarter. Consequently, if EMC is unable to assemble, test and ship orders on a timely basis or if all orders received within one quarter are shipped leaving no backlog for future quarters, our quarter-to-quarter performance could be negatively affected.

      Effective February 9, 1996, we entered into the EMC asset purchase agreement with EMC in which we sold to EMC substantially all of our existing patents, patent applications and related rights. We were entitled to receive $30.0 million over the life of the EMC asset purchase agreement. The final payment of $5.0 million was received in January 2001. We also were entitled to receive royalty payments in the aggregate of up to a maximum of $30.0 million over the term of the EMC asset purchase agreement.

      As part of the maximum $30.0 million in royalties, minimum royalties of $10.0 million were to be received in five annual installments, beginning within 30 days of the first anniversary of the effective date of the EMC asset purchase agreement, and within 30 days of each subsequent anniversary thereof. As of March

2001, we had received all such installments. Also, as a result of a computer and technology agreement between EMC and IBM announced in March 1999, the minimum royalties of $10.0 million were to be increased to $15.0 million. Payments were to be received under the EMC asset purchase agreement in five equal annual installments. We received the first three annual installments in March 2000, March 2001 and March 2002. On April 1, 2003, prior to fiscal 2003 year-end, we entered into an amended asset purchase agreement with EMC pursuant to which EMC agreed to pay to us $5.9 million which fully satisfied obligations of EMC under the original agreement. The payment was received on April 2, 2003. Future periods will not benefit from any additional payments, which have amounted to approximately $3.0 million of cash receipts in prior years, under the asset purchase agreement. Also, we granted EMC immunity from suit for patent infringement with respect to our patents.

      The Company’s principal source of liquidity is cash and cash equivalents, cash flows from operations and the Comerica line of credit under the Comerica loan agreement, which was to mature on October 31, 2003, but on June 30, 2003, the Company received a renewal on the line of credit for $7.0 million until May 31, 2004. The line of credit is secured by a letter of credit that is guaranteed by Canopy. The Canopy guarantee was to mature on November 30, 2003, but on June 30, 2003, we received an extension on the letter of credit for $7.0 million until June 30, 2004. We believe that revenues and margins are at sustainable levels and working capital, coupled with the borrowing ability under the Comerica line of credit, is adequate to fund operations for at least the next twelve months. However, in general, resellers of third party manufactured products sell such products at margins significantly lower than would be experienced if they were the original manufacturers of the products. As product margins decrease, there is a need to sell substantially more products to achieve the same product margin dollars. Additionally, under the EMC agreement, products other than software are generally sold with a two-year warranty and, therefore we expect that our service revenue base will decrease as a result. If we are not able to renew the existing service contracts, we expect that our cash receipts will decrease. If product revenues and margins continue to decrease or we are not able to replace expiring service maintenance contracts with other forms of service revenues and/or are not able to reduce our operating expenses, we may have to seek additional financing alternatives such as additional bank borrowings and/or public or private offerings of equity or debt securities. No assurance can be given that additional sources of financing will be available or that if available, such financing will be on terms favorable to us. If additional sources of financing are not available, we intend to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that such measures would be successful. See “Factors That May Affect Future Results — We may need additional financing to continue to carry on our existing operations, and such additional financing may not be available.”

      The following represents a comprehensive list of our contractual obligations and commitments as of April 5, 2003:

	Payments Due by Period

	Total	2004	2005	2006	2007	2008	Thereafter

	(In millions)
Note Payable	$1.74	—	$1.74	—	—	—	—
Capital and Operating Lease Obligations	9.71	3.65	3.06	1.70	0.80	0.36	0.14

	$11.45	$3.65	$4.80	$1.70	$0.80	$0.36	$0.14

Loan Agreement

      On December 5, 2002, we paid off the outstanding $1.7 million loan with the Canopy Group, Inc. (“Canopy”), our major shareholder, and terminated our loan agreement. The Canopy Loan Agreement was entered into on June 27, 2002, allowing us to borrow up to an aggregate of $7.0 million at an interest rate of nine percent per annum under a revolving line of credit. The line was secured by a security interest in substantially all of MTI’s unencumbered assets. Ralph J. Yarro, III, one of our Directors, is also a Director, President and Chief Executive Officer of Canopy. Darcy G. Mott, one of our Directors, is also a Vice

President, Treasurer and Chief Financial Officer of Canopy. Canopy beneficially owns approximately 44% of our outstanding common stock.

      In November 2002, we entered into an agreement with Comerica Bank for a line of credit of $7.0 million at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by Canopy. Canopy’s guarantee was to mature on November 30, 2003, but on June 30, 2003, we received an extension on the letter of credit for $7.0 million until June 30, 2004. The Comerica Bank loan agreement was to mature on October 31, 2003, but on June 30, 2003, we received a renewal on the line of credit for $7.0 million until May 31, 2004.

      The Comerica Bank loan agreement contains negative covenants placing restrictions on our ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. Although we are currently in compliance with all of the terms of the Comerica Bank loan agreement, and believe that we will remain in compliance, there can be no assurance that we will be able to borrow under the Comerica Bank loan agreement. Upon an event of default, Comerica Bank may terminate the Comerica Bank loan agreement and declare all amounts outstanding immediately due and payable. As of April 5, 2003, there was $1.7 million outstanding under the Comerica Bank loan agreement. If our product and service revenue and related margins decline further, there could be an adverse effect on cash flow and working capital. Should that occur, there can be no assurance that existing or additional financing sources would be available.

New Accounting Standards Not Yet Adopted

      The Financial Accounting Standards Board (FASB) recently issued Statement 143, “Accounting for Asset Retirement Obligations, “ addressing financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Statement 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Statement 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this pronouncement to have a material impact on the results of its operations, financial position, or liquidity.

      In April 2003, the FASB issued Statement 149, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, which requires prospective application for contracts entered into or modified after June 30, 2003, except for contracts which exist in fiscal quarters that began prior to June 15, 2003, and for hedging relationships designated after June 30, 2003. For existing contracts for fiscal quarters that began prior to June 15, 2003, the provisions of this Statement that relate to Statement 133 Implementation Issues should continue to be applied in accordance with their respective effective dates. Statement 149 requires that contracts with comparable characteristics be accounted for similarly. The Company does not expect the adoption of this pronouncement to have a material impact on the results of its operations, financial position or liquidity.

      In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity for which this statement is effective for fiscal periods beginning December 15, 2003. The Company does not expect the adoption of this pronouncement to have a material impact on the results of its operations, financial position, or liquidity.

      The Emerging Issues Task force “EITF” recently reached a consensus on its tentative conclusions for EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company does not believe that the adoption of EITF 00-21 will have a material impact on the results of its operations, financial position, or liquidity.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), an interpretation of ARB No. 51. Interpretation 46 addresses consolidation by business enterprises of variable interest entities. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe it has any variable interest entities to which Interpretation 46 would apply.

Inflation and Foreign Currency Exchange

      We recorded a $0.6 million in foreign exchange gain during fiscal year 2003, which resulted from the weakening U.S. dollar against the Euro. In order to minimize our exposure to foreign currency fluctuations, we have used hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial-market risks. As of April 5, 2003, we have an outstanding forward contract to purchase EURO 0.7 million. There can be no assurance, however, that such actions successfully will reduce our exposure to financial-market risks.

Factors That May Affect Future Results

      The non-historical information in this Form 10-K constitute forward-looking statements and involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “anticipates,” “intends,” “plans” and similar expressions. Our actual results may differ materially from those discussed in these statements. The sections entitled “Factors That May Affect Future Results,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” contain a discussion of some of the factors that could contribute to those differences. Factors that could contribute to these differences include those discussed below and elsewhere in this Form 10-K.

We are exposed to general economic conditions.

      Our business depends on general economic and business conditions. Continued softness in the information technology market in both the U.S. and in Europe and consumers’ uncertainty about the global economic condition could result in reduced demand for our products and services. As a result of the weakened global economy, consumers are postponing or reducing expenditures, causing our revenue, our operating results, and our financial condition to decline. The downturn also has led to restructuring actions. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services, and thus, our operating results.

We cannot predict the result of our recent transition from a manufacturer to a solutions provider.

      During fiscal year 2003, we took steps to transition away from manufacturing and engineering of our proprietary products to reselling best-of-class third party storage solutions. On March 31, 2003, we entered into a reseller agreement with EMC, in which we sell the complete line of EMC Automated Networked Storage systems and software. In addition, we become a member of the EMC Authorized Services Network and will provide end-to-end service for EMC’s CLARiiON family of systems. The EMC reseller agreement will enable us to provide what we believe to be the best in class storage solutions from their partnerships with leading disk and software manufacturers. We may be unable to leverage our new EMC partnership effectively and achieve the expected growth in our revenue. We may be unsuccessful in differentiating ourselves from our competitors by emphasizing our service and support capabilities and could lose customers to the extent they have concerns about our financial viability. We may face increased competition for our services, especially with respect to customers purchasing third party products, who may perceive other companies as having comparable or greater expertise with respect to such services. Additionally, we currently sell EMC hardware products with up to 2-year 24x7x365 warranties and EMC software products with 90-day warranties. As a result, the amount of service contracts associated with those hardware product sales is expected to decrease in value. Thus, depending upon the conversion of our current customer base to EMC products from MTI proprietary products, service revenues may decrease.

Our gross margins are most likely to decrease as we transition from selling MTI proprietary products to becoming a reseller of EMC and other third party manufacturers requiring an increase in revenues. We may not be able to attain such volumes to ensure profitable operations.

      In general, resellers of third party manufacturers products sell such products at margins significantly lower than would be experienced if they were the original manufacturers of the products. As product revenue margins decrease, there is a need to sell substantially more products to achieve the same product margin dollars. In such cases, to continue to achieve and sustain profitable operations, the decrease in product margin dollars must be offset by increased product sales volume, increased service revenues which are typically generated on a higher margin basis, lower operating expenses, or a combination of all of the above.

We are dependent upon EMC as the main supplier for our disk-based storage products, and disruptions in supply or significant increases in costs could harm our business materially.

      Effective March 31, 2003, we became a reseller of EMC disk-based storage products. Therefore, we depend on EMC to manufacture and supply us with their storage products. We may fail to obtain required storage products in a timely manner or to obtain it in the quantities we desire in the future. If EMC were to decide to modify their channel strategy, they may cease supplying us with their storage products. If EMC were to unexpectedly cancel the reseller agreement, we may be unable to find other vendors as a replacement in a timely manner. Any interruption or delay in the supply of EMC storage products, or the inability to obtain these products at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. This lost storage product revenue could harm our business, financial condition and operating results rendering us unable to continue operation at our current level of operations.

The storage market is characterized by rapid technological change, and our success will depend on EMC’s ability to develop new products.

      The market for data storage products is characterized by rapid technology changes. The market is sensitive to changes in customer demands and very competitive with respect to timely innovation. New product introductions representing new or improved technology or industry standards may cause our existing products to be obsolete. When we became a reseller of EMC disk-based storage products, we agreed to not sell data storage hardware platforms that compete with EMC products, EMC’s ability to introduce new or enhanced products into the market on a timely basis at competitive price levels will affect our future results.

Our future operating results may depend on the success of our restructuring program.

      We have implemented restructuring activities in an effort to reduce costs. These measures included reductions in our workforce and the elimination of certain under-utilized facilities, including offices in Sunnyvale, California, Boston, Massachusetts, Austin, Texas, Denver, Colorado, Orlando, Florida, Westmont, Illinois and Raleigh, North Carolina. We reduced the number of our full-time employees by approximately 49% within the last two fiscal years (from 549 on April 7, 2001 to 281 as of June 6, 2003). Our restructuring may fail to reduce expenses significantly enough to compensate for decreases in margin and revenue. Please see “Significant Business Developments — Financial Restructuring.”

      We cannot predict with any certainty the long-term impact of our workforce reductions. Reductions in our workforce could negatively impact our financial condition and results of operations, as well as make it difficult to motivate and retain the remaining employees, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business. We also cannot assure you that these measures will be successful in achieving the expected benefits within the expected time frames or that the workforce reductions will not impair our ability to achieve our current or future business objectives.

We may need additional financing to continue to carry on our existing operations, and such additional financing may not be available.

      We require substantial working capital to fund our operations. We use cash generated from our operations, equity capital and bank financings to fund capital expenditures, as well as to invest in and operate our existing operations.

      We believe that our working capital, cash flow from operating activities and amounts available under the Comerica Loan Agreement will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months assuming we will be able to achieve sufficient revenues and margins. However, Comerica may terminate the Comerica Loan Agreement and declare all amounts outstanding immediately due and payable upon an event of default. If the Comerica Loan Agreement were terminated and all outstanding amounts declared immediately due and payable, we would require additional financing. Also, the Comerica Bank loan agreement was to mature on October 31, 2003, but on June 30, 2003, we received a renewal on the line of credit for $7.0 million until May 31, 2004. The line of credit is secured by a letter of credit that is guaranteed by Canopy. The Canopy guarantee was to mature on November 30, 2003, but on June 30, 2003, we received an extension on the letter of credit for $7.0 million until June 30, 2004. In addition, projections for our capital requirements are subject to numerous uncertainties, including the cost savings expected to be realized from the restructuring, the amount of service and product revenue generated in fiscal 2004 and general economic conditions. As of the fourth quarter of fiscal year 2003, we started to realize the cost savings from the restructuring activities that have taken place to date resulting in fourth quarter operating income of $0.3 million. However, there can be no assurance that we will continue to realize those cost savings. Also, in the longer term, if we do not continue to realize substantial cost savings from our restructuring and achieve profitability, we will require additional funds in order to carry on our operations, and may seek to raise such funds through bank borrowings or public or private offerings of equity or debt securities or from other sources. No assurance can be given that additional financing will be available or that, if available, will be on terms favorable to us.

      If additional financing is required but not available to us, we would have to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that such measures would be successful. Our failure to raise required additional funds or to secure an additional credit facility would adversely affect our ability to:

•	maintain or enhance our product offerings;

•	respond to competitive pressures; or

•	continue operations.

      Additional funds raised through the issuance of equity securities or securities convertible into our common stock may have the following negative effects on the then current holders of our common stock:

•	dilution in percentage of ownership in MTI; and

•	subordination of the rights, preferences or privileges of common stockholders to the rights, preferences or privileges of new security holders.

In fiscal 2003, we received a $5.9 million royalty payment from EMC as a result of the EMC sale of patents and that was the final payment to be received under the EMC Asset Purchase Agreement. If we are not able to substitute the cash receipts from that royalty payment by increases in product and service revenues and related margins, our operations and liquidity could be adversely affected.

      Pursuant to the February 9, 1996 EMC asset purchase agreement, we sold to EMC substantially all of our then-existing patents, patent applications, and related rights. As part of the maximum $30.0 million in royalties, minimum royalties of $10.0 million were to be received in five annual installments, beginning within 30 days of the first anniversary of the effective date of the EMC asset purchase agreement, and within 30 days of each subsequent anniversary thereof. As of March 2001, we had received all installments. Also, as a result of a computer and technology agreement between EMC and IBM announced in March 1999, the minimum royalties of $10.0 million were to be increased to $15.0 million. Payments were to be received under the EMC asset purchase agreement in five equal annual installments. We received the first three annual installments in March 2000, March 2001 and March 2002. On April 1, 2003, we entered into an amended asset purchase agreement with EMC, under which EMC paid us $5.9 million, which satisfied all obligations of EMC under the original agreement. Also, we granted EMC immunity from suit for patent infringement with respect to our patents.

      We do not expect to receive any further royalty payments from the EMC asset purchase agreement nor, currently, from other patent and licensing agreements. Therefore, we do not expect that we will be receiving royalty payments in fiscal 2004 and the lost revenue of $2.7 million and lost cash flow of $5.9 million could materially, adversely affect our operations and liquidity unless we can find substitute revenue and cash sources such as sufficient increased product and service revenues and margins.

A significant portion of our revenues occurs in the last month, weeks and days of a given quarter. Consequently, our results of operations for that quarter may be difficult to predict.

      We have experienced, historically, a significant portion of our orders, sales and shipments in the last month or weeks of each quarter. We expect this pattern to continue, and possibly to increase, in the future. This uneven pattern makes our ability to forecast revenues, earnings and working capital requirements for each quarter extremely difficult and uncertain. If we do not receive orders that we have anticipated or complete shipments within a given quarter, our results of operations could be harmed materially for that quarter. Due to the new relationship with EMC and based on our current revenue level, we may operate with a more significant backlog than in prior periods and expect that order backlog will be an important indicator of our future success.

      Additionally, due to receiving a significant portion of our orders in the last month of the quarter, we may experience a situation in which we have exceeded our credit limits with our vendors thereby making our ability to ship to our customers impossible. If we experience such situations and are unable to extend our credit limits with our vendors, this could materially harm our results of operations.

The markets for our products and services are intensely competitive which may lead to reduced sales of our products, reduced profits and reduced market share for our business.

      The markets for our products and services are intensely competitive, and we expect competition to intensify in the future. If we fail to maintain or enhance our competitive position, we could experience pricing pressures and reduced sales, margins, profits and market share, each of which could materially harm our business. Furthermore, new products and technologies developed by third parties, may depress the sales of existing products and technologies. Our customers’ requirements and the technology available to satisfy those requirements are continually changing. Therefore, we must be able to respond to these changes in order to remain competitive. Since we have placed total emphasis on integrating third party products, our ability to respond to new technologies will be substantially dependent upon our contractual relationships with such manufacturers. In addition, we must be able to quickly and effectively train our employees with respect to any new products or technologies developed by our third party suppliers and resold by us. Since the third party products we sell are available from a large number of sources, we must distinguish ourselves by the quality of our service and support. The principal elements of competition in our markets include:

•	quality of service and support;

•	responsiveness to customer and market needs;

•	product price, quality, reliability and performance; and

•	ability to sell, service and deploy new technology.

      We have a number of competitors in various markets, including: Hewlett-Packard, Sun Microsystems, IBM, and Network Appliance, each of which has substantially greater name recognition, marketing capabilities, financial, technological, and personnel resources than we do.

Our quarterly results may fluctuate from period to period. Therefore, historical results may not be indicative of future results or be helpful in evaluating the results of our business.

      We have experienced quarterly fluctuations in operating results and we anticipate that these fluctuations may continue into the future. These fluctuations have resulted from, and may continue to be caused by, a number of factors, including:

•	the introduction of new products by our competitors and competitive pricing pressures;

•	the size, timing and terms of customer orders;

•	the timing of the introduction of new products and new versions of best-of-breed products;

•	shifts in our product or services mix;

•	changes in our operating expenditures;

•	the timing of sales, marketing research and development expenditures; and

•	decreases in our gross profit as a percentage of revenues for mature products.

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

Our solutions are complex and may contain undetected software or hardware errors that could be difficult, costly, and time-consuming to repair.

      Undetected software or hardware errors frequently occur in networking products when they are first introduced or as new versions of products are released. Our solutions are complex and are a combination of products from the third party manufacturers whose products we represent and sell, and from time to time there may be errors in these products. These errors could:

•	adversely affect our sales;

•	cause us to incur significant warranty and repair costs;

•	cause significant customer relations problems;

•	harm our competitive position;

•	hurt our reputation; and

•	cause purchase delays.

      Any of these effects could materially harm our business or results of operations.

All domestic employment at MTI, including employment of our domestic key personnel, is “at will”.

      Both MTI-US and its U.S. employees have the right to terminate employment at any time, with or without advance notice, and with or without cause. We believe that our success is dependent, to a significant extent, upon the efforts and abilities of our salespeople, technical staff and senior management team, particularly our executive officers. The loss of the services of our key personnel, especially to our competitors, could materially harm our business. The failure to retain key personnel, or to implement a succession plan to prepare qualified individuals to join us upon the loss of a member of our key personnel, could materially harm our business.

We are subject to financial and operating risks associated with international sales and services.

      International sales and services represent a significant portion of our total revenue. International sales and service revenue represented 47% of our total sales and service revenue for fiscal year 2003. If we are unable to maintain international market demand for our products and services, our results of operations could be materially harmed. Our international business is subject to the financial and operating risks of conducting business internationally, including:

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

      All of our sales and services in international markets are priced in the applicable local currencies and are subject to currency exchange rate fluctuations. From time to time, we enter into foreign currency exchange contracts on a limited basis in an attempt to minimize foreign currency exposure. Such contracts can be costly or limited in their effectiveness. If we are faced with significant changes in the regulatory and business climate in our international markets, our business and results of operations could suffer.

War and terrorist activities could adversely affect our business.

      The continued threat of terrorism within the U.S. and Europe and the acts of war may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture or ship our products, our business and results of operations could be materially and adversely affected. We are unable to predict whether the act of war and the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations or financial condition.

We may have difficulty managing any future growth effectively.

      We believe our new EMC relationship positions us to grow in the mid-range storage market because EMC is the leading disk subsystem vendor and both companies are pure play storage providers, accustomed to selling and servicing similar customer bases, supporting mission-critical environments, providing fully integrated value-added solutions and offering 24x7x365 support on those installations. Our facilities, personnel and operating and financial systems may not be sufficient to effectively manage our future growth and, as a result, we may lose our ability to respond to new opportunities promptly. Additionally, our expected revenue growth may not materialize and increases in our operating expenses in response to the expected revenue growth may harm our operating results and financial condition.

As a reseller of third party products, we are susceptible to factors that may affect their future results of operations.

      As we transition away from manufacturing and engineering, a majority of our future sales will be sales of third party products. As such, we are open to the risk factors affecting our vendors’ results of operations including, but not limited to their:

•	business could continue to be adversely affected by the general economic conditions and/or the decreasing demand in the information technology market;

•	failure to keep pace with the rapid industry and technological changes;

•	failure to be competitive in terms of product pricing;

•	research and development efforts may not be successful;

•	inability to compete effectively or meet future capital requirements;

•	suppliers may not be able to meet their requirements;

•	difficulty to manage their operation or any future growth;

•	inability to retain or attract key personnel;

•	financial difficulty;

•	business could be adversely affected as a result of the risks associated with acquisitions, investments, alliances, litigation and changes in regulations; and

•	business may suffer if they cannot protect their intellectual property;

We may face inherent costly damages or litigation costs if third parties claim that the products we sell infringe upon their intellectual property rights.

      Our business activities may infringe upon the proprietary rights of others, and other parties may assert infringement claims against us. Though the majority of our future product sales will be third party products, and the applicable third party manufacturers will defend their own intellectual property rights, in the event such claims are made against our suppliers, we may be faced with a situation in which we cannot sell the products and thus our results of operations could be significantly adversely affected. In addition, in the future, we may receive communications from other parties asserting that our own intellectual property infringes on their proprietary rights. If we become liable to any third party for infringing its intellectual property rights, we could be required to pay substantial damage awards and to develop non-infringing technology, obtain licenses, or to cease selling the applications that contain the infringing intellectual property. Litigation is subject to inherent uncertainties, and any outcome unfavorable to us could materially harm our business. Furthermore, we could incur substantial costs in defending against any intellectual property litigation, and these costs could increase significantly if any dispute were to go to trial. Our defense of any litigation, regardless of the merits of the complaint, likely would be time-consuming, costly, and a distraction to our management personnel. Adverse publicity related to any intellectual property litigation also could harm the sale of our products and damage our competitive position.

If we and/or our partners are unable to comply with evolving industry standards and government regulations, we may be unable either to sell our solutions or to be competitive in the marketplace.

      Our solutions must comply with current industry standards and government regulations in the U.S. and internationally. Any new products and product enhancements that we sell in the future also must meet industry standards and government regulations at the time they are introduced. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals could materially harm our business. In addition, such compliance may be time-consuming and costly.

      Our solutions integrate SAN and NAS technologies into single storage architecture. Components of the SAN and NAS must comply with evolving industry standards. We also depend upon our supporters that provide us with products to sell to meet these standards. If our suppliers or customers do not support the same industry standards that we do, or if competing standards emerge that we do not support, market acceptance of our products could suffer.

Our stock ownership is concentrated in a single stockholder, and other stockholders may not be able to influence corporate decisions.

      Ralph J. Yarro III, one of our Directors, is also the Director and President and Chief Executive Officer of Canopy which beneficially owns approximately 44% of our outstanding common stock. Canopy is able to substantially affect our actions which require stockholder approval, including the election of the Board of Directors and the approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of the Company and will make some transactions difficult or impossible without Canopy’s support.

Our stock price may be volatile, which could lead to losses by investors and to securities litigation.

      The value of an investment in our company could decline due to the impact of any of the following factors upon the market price of our common stock:

•	variations between our actual and anticipated earnings;

•	the timing and announcement of new products or services by us, our partners or by our competitors;

•	services or technological innovations by us, our partners or by our competitors;

•	failure of our results from operations to meet the expectations of public market analysts and investors;

•	changes in revenue or earnings estimates by the investment community;

•	speculation in the press or investment community about our business or our competitive position;

•	the volume of trading in our common stock; and

•	market conditions broadly and the trading price of shares of technology companies generally.

      In addition, stock markets, particularly the Nasdaq SmallCap Market, have experienced extreme price and volume fluctuations, and the market prices of securities of companies such as ours have been highly volatile. These fluctuations have often been unrelated to the operating performance of such companies. Fluctuations such as these may affect the market price of our common stock. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and could divert our management’s attention and resources.

We may fail to comply with Nasdaq Marketplace Rules.

      Our securities have been trading on the Nasdaq SmallCap Market since August 16, 2002. In order to maintain our listing with Nasdaq SmallCap Market, we have to meet its continued listing requirements, one of which is to avoid our stock bid price falling below $1.00 per share for 30 consecutive trading days. Recently, our stock has been trading in a range close to $1.00 per share. Therefore, we may once again fail to comply with the minimum bid price requirement, or other continued listing requirements of the Nasdaq SmallCap Market. If that happens and we do not regain compliance by the end of the applicable grace period to regain compliance, our stock will be delisted and we would likely seek listing of our common stock on the over-the-counter market, which is viewed by many investors as a less liquid marketplace. As a result, the price per share of our common stock would likely decrease materially and, the trading market for our common stock, our ability to issue additional securities and our ability to secure additional financing would likely be materially and adversely affected.

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

      Our European operations transact in foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound sterling and the Euro. We have and may continue to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks. As of April 5, 2003, we have an outstanding forward contract to purchase EURO 0.7 million. There can be no assurance that such actions will successfully reduce our exposure to financial market risks.

      Our exposure to short-term interest rate fluctuations is limited to our short-term borrowings under our line of credit. Our line of credit allows borrowings up to $7.0 million and therefore a 1% increase in interest rates would increase annual interest expense by $0.07 million.

Item 8.	Financial Statements and Supplementary Data

      The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data listed in Item 15(a)(1) and 15(a)(2) of Part IV of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required hereunder is incorporated by reference from the information contained in the sections entitled “Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in MTI’s definitive Proxy Statement for its 2003 Annual Meeting of the Stockholders to be held on August 21, 2003 to be filed with the Securities and Exchange Commission.

Item 11.     Executive Compensation

      The information required hereunder is incorporated by reference from the information contained in the sections entitled “Compensation of Directors and Executive Officers and Other Information,” in MTI’s definitive Proxy Statement for its 2003 Annual Meeting of the Stockholders to be held on August 21, 2003 to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

      The information required hereunder is incorporated by reference from the information contained in the section entitled “Voting Securities and Principal Holders Thereof” in MTI’s definitive Proxy Statement for its 2003 Annual Meeting of the Stockholders to be held on August 21, 2003 to be filed with the Securities and Exchange Commission.

Securities Authorized for Issuance

      The following table sets forth certain information as of April 5, 2003 with respect to equity compensation plans under which our equity securities are authorized for issuance:

			Number of Securities
	Number of Securities	Weighted-average	Remaining Available
	to be Issued upon	Exercise Price	for Future Issuance
	the Exercise of	of Outstanding	Under Equity
	Outstanding Options,	Options, Warrants	Compensation Plans
	Warrants and Rights	and Rights	(Excluding Securities
Plan Category	(#)	($)	Reflected in Column(a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders:
1987 Stock Option Plan	13,000	2.25	—
1992 Stock Option Plan	346,762	7.35	—
1996 Stock Option Plan	5,221,659	8.36	—
1994 Directors’ Non-Qualified Stock Option Plan	80,000	13.13	—
2001 Stock Incentive Plan and 2001 Non- Employee Director Option Program(1)	4,571,983 (2)	0.77	3,858,677 (3)
2001 Employee Stock Purchase Plan	—	—	1,190,434
Warrants:
Silicon Valley Bank	190,678	2.36	—
Gerard Bantchik	32,398	12.00	—
Emmanuel Moreau	15,913	12.00	—
Alain Mariotta	6,411	12.00	—
Florence Ferraz	2,518	12.00	—
Ralph Yarro	150,000	18.75	—

	10,631,322		5,049,111

Equity Compensation Plans Not Approved by Security Holders:
None

(1)	The 2001 Non-Employee Director Option Program functions as part of the 2001 Stock Incentive Plan.

(2)	4,321,983 shares and 250,000 shares related to the 2001 Stock Incentive Plan (the “SIP”) and the 2001 Non-Employee Director Option Program (the “Program”), respectively.

(3)	The maximum aggregate number of shares allocated for the SIP increases by 3% annually, subject to terms and conditions of the SIP. Includes an increase of 2,500,000 shares issuable over the term of the SIP, approved by the Board of Directors on June 24, 2003. 3,658,677 shares and 200,000 shares related to the SIP and the Program, respectively.

Item 13.	Certain Relationships and Related Transactions

      The information required hereunder is incorporated by reference from the information contained in the section entitled “Certain Transactions and Related Transactions” in MTI’s definitive Proxy Statement for its 2003 Annual Meeting of the Stockholders to be held on August 21, 2003 to be filed with the Securities and Exchange Commission.

Item 14.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the date of the evaluation, the Company’s disclosure controls and procedures were adequate to timely alert them of material information relating to the Company required to be included in the Company’s periodic SEC filings.

Changes In Internal Controls

      There were no significant changes in the Company’s internal controls, or to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of our most recent evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      The following Consolidated Financial Statements of MTI and the Independent Auditors’ Report are attached hereto beginning on pages 36 and 35.

(a)(1) Consolidated Financial Statements:

Independent Auditors’ Report

Consolidated Balance Sheets as of April 5, 2003 and April 6, 2002

Consolidated Statements of Operations for the fiscal years ended 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the fiscal years ended 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the fiscal years ended 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(2) The following financial statement schedule for fiscal years 2003, 2002 and 2001 is submitted herewith:

Schedule II — Valuation and Qualifying Accounts (See page 57)

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits

An exhibit index has been filed as part of this report and is incorporated herein by this reference.

(b) Reports on Form 8-K

We did not file any current report on Form 8-K during the quarter ended April 5, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of July 2003.

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

Signature	Title	Date

/s/ THOMAS P. RAIMONDI, JR. (Thomas P. Raimondi, Jr.)	Chairman, President and Chief Executive Officer (Principal Executive Officer)	July 11, 2003

/s/ MARK A. FRANZEN (Mark A. Franzen)	Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)	July 11, 2003

/s/ DARCY G. MOTT (Darcy G. Mott)	Director	July 11, 2003

/s/ VAL KREIDEL (Val Kreidel)	Director	July 11, 2003

/s/ JOHN REPP (John Repp)	Director	July 11, 2003

/s/ RALPH J. YARRO, III (Ralph J. Yarro, III)	Director	July 11, 2003

/s/ FRANZ L. CRISTIANI (Franz L. Cristiani)	Director	July 11, 2003

Signature	Title	Date

/s/ KENT D. SMITH (Kent D. Smith)	Director	July 11, 2003

/s/ AL MELROSE (Al Melrose)	Director	July 11, 2003

CERTIFICATIONS

      I, Thomas P. Raimondi, Jr., Chairman, President and Chief Executive Officer of MTI Technology Corporation (the “Company”), certify that:

1. I have reviewed this annual report on Form 10-K of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003

/s/ THOMAS P. RAIMONDI, JR.

Thomas P. Raimondi, Jr.
Chairman, President and Chief Executive Officer

CERTIFICATIONS

      I, Mark A. Franzen, Chief Financial Officer and Secretary of MTI Technology Corporation (the “Company”), certify that:

1. I have reviewed this annual report on Form 10-K of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003

/s/ MARK A. FRANZEN

Mark A. Franzen
Chief Financial Officer and Secretary

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTI Technology Corporation and subsidiaries as of April 5, 2003 and April 6, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended April 5, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in note 1 to the consolidated financial statements, effective April 8, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

KPMG LLP

Costa Mesa, California

May 23, 2003, except as to the second
paragraph of note 7, which is as
of June 30, 2003

MTI TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 5,	April 6,
	2003	2002

	(In thousands except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9,833	$8,420
Accounts receivable, less allowance for doubtful accounts and sales returns of $2,266 in 2003 and $3,406 in 2002	13,913	18,153
Inventories	8,297	14,787
Prepaid expenses and other receivables	4,330	7,016

Total current assets	36,373	48,376
Property, plant and equipment, net	2,833	7,541
Goodwill, net	5,184	5,184
Other	166	597

	$44,556	$61,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$1,740	$1,900
Current portion of capital lease obligations	161	135
Accounts payable	8,006	9,413
Accrued liabilities	8,014	9,308
Accrued restructuring charges	2,931	4,473
Deferred income	13,450	14,884

Total current liabilities	34,302	40,113
Capital lease obligations, less current portion	286	461
Other	994	1,011

Total liabilities	35,582	41,585

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding, none	—	—
Common stock, $.001 par value; authorized 80,000 shares; issued (including treasury shares) and outstanding 32,969 and 32,862 shares in 2003 and 2002, respectively	33	33
Additional paid-in capital	134,931	134,887
Accumulated deficit	(122,282)	(110,702)
Less cost of treasury stock (0 and 187 shares in 2003 and 2002, respectively)	—	(426)
Accumulated other comprehensive loss	(3,708)	(3,679)

Total stockholders’ equity	8,974	20,113

	$44,556	$61,698

See accompanying notes to consolidated financial statements.

MTI TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended April 5, 2003, April 6, 2002 and April 7, 2001

	2003	2002	2001

	(In thousands, except per share data)
Net product revenue	$40,101	$69,519	$111,820
Service revenue	42,285	48,399	49,870

Total revenue, including $104, $836 and $429 from related parties in 2003, 2002 and 2001, respectively	82,386	117,918	161,690

Product cost of revenue	32,948	56,466	72,529
Service cost of revenue	27,640	29,751	35,242

Total cost of revenue	60,588	86,217	107,771

Gross profit	21,798	31,701	53,919
Operating expenses:
Selling, general and administrative	27,754	43,211	66,249
Research and development	5,238	12,742	19,095
Restructuring charges	1,467	4,911	393

Total operating expenses	34,459	60,864	85,737

Operating loss	(12,661)	(29,163)	(31,818)
Other income (expense):
Equity in net loss and write-down of net investment of affiliate	—	(9,504)	(4,800)
Interest expense	(299)	(236)	(432)
Interest income	76	514	319
Gain (loss) on foreign currency transactions	639	(542)	(552)
Other income, net	1,231	3,904	4,371

Loss before income taxes	(11,014)	(35,027)	(32,912)
Income tax expense	205	24,598	3,529

Net loss	$(11,219)	$(59,625)	$(36,441)

Net loss per share:
Basic and diluted	$(0.34)	$(1.83)	$(1.13)

Weighted average shares used in per share computations:
Basic and diluted	32,852	32,548	32,233

See accompanying notes to consolidated financial statements.

MTI TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal Years Ended April 5, 2003, April 6, 2002 and April 7, 2001

					Accumulated		Total
	Common Stock		Additional		Other	Total	Comprehensive
			Paid-in	Accumulated	Comprehensive	Stockholders’	Income
	Shares	Amount	Capital	Deficit	Loss	Equity	(Loss)

	(In thousands)
Balance at April 1, 2000	31,873	$32	$131,262	$(14,609)	$(3,190)	$113,495
Net loss	—	—	—	(36,441)	—	(36,441)	$(36,441)
Foreign currency translation adjustments	—	—	—	—	(827)	(827)	(827)

Comprehensive loss for the year ended April 7, 2001							$(37,268)

Exercise of stock options	379	1	2,006	—	—	2,007
Treasury shares issued under Employee Stock Purchase Plan	105	—	516	—	—	516

Balance at April 7, 2001	32,357	$33	$133,784	$(51,050)	$(4,017)	$78,750
Net loss	—	—	—	(59,625)	—	(59,625)	$(59,625)
Foreign currency translation adjustments	—	—	—	—	338	338	338

Comprehensive loss for the year ended April 6, 2002							$(59,287)

Exercise of stock options	131	—	202	—	—	202
Treasury shares issued under Employee Stock Purchase Plan	81	—	135	—	—	135
Treasury shares issued for Employee compensation	106	—	201	(27)	—	174
Issuance of warrant	—	—	139	—	—	139

Balance at April 6, 2002	32,675	$33	$134,461	$(110,702)	$(3,679)	$20,113
Net loss	—	—	—	(11,219)	—	(11,219)	$(11,219)
Foreign currency translation adjustments	—	—	—	—	(29)	(29)	(29)

Comprehensive loss for the year ended April 5, 2003.							$(11,248)

Shares issued under Employee Stock Purchase Plan	142	—	429	(361)	—	68
Shares issued for employee compensation	152	—	41	—	—	41

Balance at April 5, 2003	32,969	$33	$134,931	$(122,282)	$(3,708)	$8,974

See accompanying notes to consolidated financial statements.

MTI TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended April 5, 2003, April 6, 2002 and April 7, 2001

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(11,219)	$(59,625)	$(36,441)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,460	6,798	10,470
Provision for (recovery of) sales returns and losses on accounts receivable, net	(602)	1,884	4,330
Provision for inventory obsolescence	1,950	8,850	2,825
Loss on disposal of fixed assets	1,186	1,101	3,016
Deferred income tax expense	—	24,300	3,435
Deferred income	(1,452)	(7,841)	166
Net loss in equity of affiliate	—	9,504	4,800
Restructuring charges	1,467	4,473	136
Non-cash compensation from issuance of option/warrant	41	154	—
Gain on sale of investment	(1,070)	—	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	4,680	1,743	48,014
Inventories	4,799	10,541	(6,550)
Prepaid expenses, other receivables and other assets	2,678	(1,658)	1,223
Accounts payable	(1,496)	(1,517)	(11,057)
Accrued and other liabilities	(4,017)	(5,089)	(6,157)

Net cash provided by (used in) operating activities	405	(6,382)	18,210

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(378)	(3,311)	(11,761)
Proceeds from the sale of investment	1,070	—	—
Proceeds from the sale of property, plant and equipment	7	—	—

Net cash provided by (used in) investing activities	699	(3,311)	(11,761)

Cash flows from financing activities:
Borrowings under note payable	—	1,900	—
Borrowings under line of credit	4,490	—	—
Proceeds from issuance of common stock, treasury shares and exercise of options and warrants	68	496	2,523
Payment of capital lease obligations	(149)	(152)	(98)
Repayments of notes payable	(1,900)	—	(1,500)
Repayments of line of credit	(2,750)	—	—

Net cash provided by (used in) financing activities	(241)	2,244	925

Effect of exchange rate changes on cash	550	(451)	155

Net increase (decrease) in cash and cash equivalents	1,413	(7,900)	7,529
Cash at beginning of year	8,420	16,320	8,791

Cash at end of year	$9,833	$8,420	$16,320

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$443	$98	$432
Income taxes	105	—	157
Supplemental schedule of non-cash investing and financing activities:
Acquisition of leased equipment	—	—	846

See accompanying notes to consolidated financial statements.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies

Company

      The Company is a systems integrator focusing on providing end-to-end business solutions in the storage marketplace. During fiscal year 2003, the Company was a provider of enterprise storage solutions focusing on the mid-range market. The Company refocused its strategy from being a developer of MTI-branded RAID controller technology to being a storage solutions provider for the mid-range enterprise market. The Company partnered with independent storage technology companies to develop, integrate and maintain high-performance, high-availability storage solutions for the mid-range and Global 2000 companies worldwide. The Company also serviced select third party hardware and software, and its Professional Services organization provided planning, consulting and implementation support for storage products from other leading vendors. The Company believes that there is value in creating, integrating, implementing and providing umbrella services around these various technologies as there is in developing the raw technology. On March 31, 2003, the Company entered into a reseller agreement with EMC, a world leader in information storage systems, software, networks and services, and has become a reseller and service provider of EMC Automated Networked StorageTM systems and software. Although the Company will be focusing primarily on EMC products, it will continue to support and service current customers’ MTI-branded RAID controller technology and its partnered independent storage technology.

     Basis of Financial Statement Presentation and Principles Of Consolidation

      The accompanying consolidated financial statements include the accounts of MTI Technology Corporation and subsidiaries (the “Company” or “MTI”). All significant inter-company accounts and transactions have been eliminated in consolidation.

      These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring decreases in revenue and margins, has incurred operating losses and has an accumulated deficit. The Company anticipates that its existing resources, including the $7,000 line of credit with the Comerica Bank (see note 7), will be sufficient to meet its needs for working capital expenditures through at least fiscal year 2004. Ultimately, the Company’s ability to continue as a going concern is dependent upon its ability to successfully grow revenue, attain operational efficiencies and sustain a profitable level of operations.

     Fiscal Year

      The Company’s year-end is the first Saturday following March 31. Fiscal years 2003, 2002 and 2001 ended on April 5, April 6 and April 7, respectively, and consisted of 52 weeks except for fiscal year 2001 which consisted of 53 weeks.

     Revenue Recognition

      Sales of the Company’s computer equipment are recorded after the inventories have cleared customs, if necessary, and upon pick-up by a common carrier for FOB origin shipments. For FOB destination shipments, sales are recorded upon delivery to the customer. Sales are recorded net of an allowance for estimated returns, as long as no significant post-delivery obligations exist and collection of the resulting receivable is probable and the amount is fixed or determinable. Generally, product sales are not contingent upon customer testing, approval and/or acceptance. However, if sales require customer acceptance or include post-delivery obligations, revenue is recognized upon customer acceptance or fulfillment of any post delivery obligations. Revenue from equipment maintenance contracts is recorded as deferred income when billed and is recognized as earned

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the period in which the services are provided, primarily straight-line over the term of the contract. The Company accrues for warranty expenses at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” This Bulletin has subsequent updates: SAB 101A and SAB 101B. The objective of this SAB is to provide further guidance on revenue-recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. MTI adopted SAB 101 in the fourth quarter of fiscal year 2001, which caused no material effect upon MTI’s consolidated results of operations or financial position.

      The Company applies Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” whereby revenue is recognized from software licenses, provided there are no significant Company obligations related to the sale and the resulting receivable is deemed collectible, at the time the software is shipped, net of an allowance for returns, cancellations and maintenance, including vendor and post-contract support obligations. Revenue from maintenance agreements is recognized ratably over the term of the related agreement. Revenue from consulting and other software-related services is recognized as the services are rendered.

      The Company considers sales contracts that include a combination of systems, software or services to be multiple element arrangements. An item is considered a separate element if it involves a separate earnings process. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Discounts are allocated only to the delivered elements. Fair value is determined based upon the price charged when the element is sold separately. Undelivered elements typically include installation, training, warranty, maintenance and professional services.

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were $0 and $818 in cash equivalents at April 5, 2003 and April 6, 2002, respectively.

Inventories

      Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and future sales forecasts. Historically, the Company used rolling forecasts based upon anticipated product orders to determine our component and product inventory requirements. As a reseller, the Company intends to procure inventory primarily upon receipt of purchase orders from customers. Lead times for products, materials and components that the Company orders may vary significantly and depend upon factors such as specific supplier requirements, contract terms and current market demand. As a result, the Company’s product and component requirement forecasts may not be accurate.

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Stock-based Compensation

      The Company accounts for its stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. (Statement) 123, “Accounting for Stock Based Compensation.” APB 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statement of operations using the straight-line method over the vesting period for fixed awards. Under Statement 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Statement 148 amends Statement 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company adopted the disclosure provisions of Statement 148 as of April 5, 2003 and continues to follow APB 25 for stock-based employee compensation.

      The following table shows pro forma net income as if the fair value method of Statement 123 had been used to account for stock-based compensation expense:

	2003	2002	2001

Net loss, as reported	$(11,219)	$(59,625)	$(36,441)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	41	174	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(9,413)	(16,440)	(16,138)

Pro forma net loss	$(20,591)	$(75,891)	$(52,579)

Net loss per share:
Basic and diluted, as reported	$(0.34)	$(1.83)	$(1.13)

Basic and diluted, pro forma	$(0.63)	$(2.33)	$(1.63)

      The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The following represents the weighted-average fair value of options granted and the assumptions used for the calculations:

	2003	2002	2001

Weighted-average fair value of options granted	$0.49	$1.48	$4.23
Expected volatility	1.5	1.2	1.4
Risk-free interest rate	2.78%	4.62%	4.60%
Expected life (years)	5.0	5.0	5.0
Dividend yield	—	—	—

      The Black-Scholes option valuation model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different than those of traded options, and because

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of the Company’s options.

Income Taxes

      Under the asset and liability method of Statement 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse, net of a valuation allowance for deferred tax assets which are determined to not be more likely than not realizable. Under Statement 109, the effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date.

Intangible Assets and Goodwill

      In July 2001, the FASB issued Statement 141, “Business Combinations,” and Statement 142, “Goodwill and Other Intangible Assets.” The Company chose to early adopt the provisions of Statement 142 effective April 8, 2001. The Company adopted Statement 141 immediately upon its release. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Upon the adoption of Statement 142, the carrying value of the Company’s goodwill and other intangible assets was determined to not be impaired. The Company completed its annual assessment for goodwill impairment in the fourth quarter of fiscal year 2003 and no impairment was found to exist. Prior to the adoption of Statement 142, this goodwill was being amortized over 10 years.

Foreign Currency Translation

      The Company follows the principles of Statement 52, “Foreign Currency Translation,” using the local currencies as the functional currencies of its foreign subsidiaries. Accordingly, all assets and liabilities outside the U.S. are translated into dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted-average exchange rates prevailing during the period. Net foreign-currency translation adjustments accumulate as other accumulated comprehensive loss in stockholders’ equity. Net foreign currency transaction exchange gain (loss) of $639, $(542) and $(552) were realized in fiscal years 2003, 2002 and 2001, respectively.

Concentration of Credit Risk and Dependence Upon Suppliers

      Credit is extended to all customers based on financial condition and, generally, collateral is not required. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers comprising the Company’s customer base and dispersion across many different industries and geographies.

      Effective March 31, 2003, the Company became a reseller of EMC disk-based storage products. Therefore, the Company depends on EMC to manufacture and supply the Company with their storage products.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Earnings (Loss) Per Share

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

Fair Value of Financial Instruments

      Statement 107, “Disclosure about Fair Value of Financial Instruments,” requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Statement 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of April 5, 2003, the fair value of all financial instruments approximated their carrying value.

Reclassifications

      Certain reclassifications have been made to the fiscal years 2002 and 2001 financial statements to conform to the fiscal year 2003 presentation.

Use of Estimates

      The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and as such, include amounts based upon informed estimates and judgements of management. Actual results could differ from these estimates.

Recently Adopted Accounting Standards

      In October 2001, the FASB issued Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121. Statement 144 retains many of the fundamental provisions of Statement 121. Statement 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted Statement 144 in the first quarter of fiscal year 2003. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

      In April 2002, the FASB issued Statement 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement updates, clarifies and

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

simplifies existing accounting pronouncements. Statement 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. The Company adopted Statement 145 in the first quarter of fiscal year 2003. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

      In July 2002, the FASB issued Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Statement 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by Statement 146 include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operations, plant closing or other exit or disposal activities. Statement 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002.

      In December 2002, the FASB issued Statement 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” an amendment of FASB Statement 123, which required prospective application of the fair value recognition provisions to new awards granted after the beginning of the period of adoption. Statement 148 permits three additional transition methods for entities that choose to adopt the fair value measurement provisions of Statement 123. Both these methods avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 148 does not permit the use of Statement 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. The Company adopted the disclosure provisions of Statement 148 effective April 5, 2003. The Company has no plans to adopt the fair value measurement provisions of Statement 123 and, as such, believes the adoption of this standard will not have a material impact on its results of operations, financial position, or liquidity.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”), an interpretation of FASB Statement’s No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45’s initial recognition and initial measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure requirements of Interpretation 45 effective April 5, 2003.

(2) Restructuring

      During the fourth quarter of fiscal year 2002, the Company recorded a restructuring charge of $4,911 which consisted of $4,266, $277 and $368 charges related to the abandonment of either underutilized or historically unprofitable facilities, a headcount reduction of 56 employees, and the disposal of certain fixed assets, respectively. The cash outflow of the restructuring charge was $277, related to severance, of which $70 was paid in fiscal year 2002. The remaining $207 was paid in the first quarter of fiscal year 2003.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the first quarter of fiscal year 2003, the Company recorded a restructuring charge of $1,046 which consisted of charges of $545 related to a headcount reduction of 39 employees, or 15% of the Company’s workforce, and $501 related to the disposal or abandonment of fixed assets. Of the 39 employees terminated, 14, 3, 6, 1, 14, and 1 were from the Sales, Marketing, General and Administrative, Customer Service, Research and Development, and Manufacturing departments, respectively. The cash outflow of the restructuring charge was $545 related to severance, which was paid during fiscal year 2003.

      In the third quarter of fiscal year 2003, the Company recorded a $221 additional restructuring charge due to lower than anticipated lease payments from sub-lessees in its Sunnyvale, California and Raleigh, North Carolina facilities.

      In the fourth quarter of fiscal year 2003, the Company recorded a $254 restructuring charge due to lower than anticipated lease payments from sub-lessees in its European facilities.

      The Company also completed consolidating its manufacturing facility to Dublin, Ireland, in July 2002, and reduced the amount of space leased for its corporate headquarters by moving from Anaheim, California to Tustin, California in January 2003.

      The changes to the restructuring reserve established in the fourth quarter of fiscal year 2002 are as follows:

Abandoned facilities:
Balance as of April 6, 2002	$4,266
Add: Current year restructuring charges	421
Less: Current year utilization	(1,756)

Balance as of April 5, 2003	2,931

Workforce reduction:
Balance as of April 6, 2002	207
Add: Current year severance charges	545
Less: Current year severance payments	(752)

Balance as of April 5, 2003	—

Total accrued restructuring, as of April 5, 2003	$2,931

(3) Inventories

      Inventories consist of the following:

	April 5,	April 6,
	2003	2002

Raw materials	$4,942	$7,113
Work-in-process	296	37
Finished goods	3,059	7,637

	$8,297	$14,787

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Property, Plant and Equipment

      Property, plant and equipment, at cost, are summarized as follows:

	April 5,	April 6,
	2003	2002

Plant equipment, office furniture and fixtures	$15,605	$19,653
Computer equipment	12,376	20,728
Leasehold improvements	2,232	2,559

	30,213	42,940
Less accumulated depreciation and amortization	27,380	35,399

	$2,833	$7,541

      Property under capitalized leases in the amount of $846 at April 5, 2003 and April 6, 2002, is included in plant equipment, office furniture and fixtures. Accumulated amortization of this property under capital leases amounted to $399 and $250 at April 5, 2003 and April 6, 2002, respectively.

(5) Investment in Affiliate

      In August 1999, the Company purchased 5,333,333 shares of SCO (formerly Caldera International, Inc.), representing approximately 25% of the outstanding capital stock of SCO upon completion of the purchase. SCO develops and markets software based on the Linux operating system and provides related services. Canopy owned all the issued and outstanding shares of SCO before this transaction.

      Also, in August 1999, after the Company’s initial investment in SCO, the Company’s percentage ownership was diluted to approximately 20% as a result of Canopy exercising a convertible note payable from SCO. Additionally, on March 21, 2000, SCO completed its initial public offering, further diluting the Company’s percentage ownership to approximately 14%. The Company accounted for its investment in SCO under the equity method because the Company had significant influence, but not control, of the operations of SCO.

      The original investment in SCO was $7,598 and included: (a) cash payment of $3,000, (b) note payable of $3,000 bearing interest at the prime rate plus one percent per annum and payable in two equal semi-annual payments beginning February 2000 and (c) investment costs of $1,598, including the issuance of a warrant to purchase 150,000 shares of the Company’s common stock. On March 21, 2000, SCO completed its initial public offering. The Company recorded its share of the change in the affiliate’s equity resulting from the public offering as an increase to additional paid-in-capital of $6,194, net of the tax impact of $3,336. The excess of the Company’s investment in SCO over the related underlying equity in net assets of $6,931 was being amortized on a straight-line basis over seven years. However, the Company adopted Statement 142 as of April 8, 2001, the beginning of fiscal year 2002, and therefore, ceased to amortize the remaining balance of goodwill related to the investment in SCO of $4,209, which was written off during the third quarter of fiscal year 2002 as an other than temporary decline in value and to record its proportional share of SCO’s net loss. Such loss has been included in “Equity in net loss and write-down of net investment of affiliate” in the Company’s fiscal year 2002 Consolidated Statement of Operations.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The unaudited financial information for SCO for the quarter ended January 31, 2002, is summarized below: (Since the Company sold its entire investment in SCO during fiscal year 2003, SCO’s financial information for the quarter ended January 31, 2003, is not presented)

January 31,
2002

Current assets	$42,676
Non-current assets	23,325
Current liabilities	(34,850)
Non-current liabilities	(6,869)
Minority interest	(173)

Net assets	$24,109

April 6,
2002

Company’s equity investment	$—

Twelve Months
Ended
January 31,
2002

Total revenue	$57,300
Operating loss	(133,951)
Net loss	(132,520)
Company’s equity in net loss and write-down of net investment	(9,504)

      The Company owned 5,333,333 shares of SCO’s stock. SCO shareholders approved a one-for-four reverse stock split on March 14, 2002, which converted the Company’s ownership to 1,333,334 shares. The Company sold 1,800 shares and 142,500 shares on April 1, 2002 and April 8, 2002, respectively. On July 23, 2002, the Company sold its remaining shares of SCO common stock to SCO for approximately $1,070 in net proceeds, which we used to pay down our credit line with Canopy. The Company recognized a gain of $1,215 from the sale of SCO shares which is recorded in other income, net in the 2003 consolidated statement of operations.

(6) Accrued Liabilities

      Accrued liabilities consist of the following:

	April 5,	April 6,
	2003	2002

Salaries and benefits	$2,593	$3,687
Commissions	234	606
Taxes	2,814	2,629
Warranty costs	876	897
Other	1,497	1,489

	$8,014	$9,308

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Warranties

      For the general non-EMC products the Company sold in fiscal 2003, the Company provided its customers with a warranty against defects in its proprietary hardware products for one year domestically and for two years internationally. The Company accrues for warranty expense at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. Upon expiration of the warranty, the Company may sell maintenance contracts to its customers. The Company records revenue from equipment maintenance contracts as deferred income when billed and it recognizes this revenue as earned over the period in which the services are provided, primarily straight-line over the term of the contract.

      The changes in the Company’s warranty obligation for fiscal 2003 are as follows (in thousands):

April 5,
2003

Balance at the beginning of the period	$896
Current year warranty charges	275
Utilization	(295)

Balance at the end of the period	$876

(7) Debt

Credit Agreement and Lines of Credit

      On December 5, 2002, the Company paid off the outstanding $1,685 loan with Canopy and terminated its loan agreement with Canopy. The Canopy Loan Agreement was entered into on June 27, 2002, allowing the Company, subject to certain conditions, to borrow up to an aggregate of $7,000 at an interest rate of nine percent per annum under a revolving line of credit. The line was secured by a security interest in substantially all of the Company’s assets. Ralph J. Yarro, III, one of our Directors, is also a Director, President and Chief Executive Officer of Canopy. Darcy G. Mott, one of our Directors, is also a Vice President, Treasurer and Chief Financial Officer of Canopy. Canopy beneficially owns approximately 44% of our outstanding common stock.

      In November 2002, the Company entered into an agreement (the “Comerica Loan Agreement”) with Comerica Bank (“Comerica”) for a line of credit of $7,000 at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by Canopy and was to mature on October 31, 2003, but on June 30, 2003, we received a renewal on the line of credit for $7,000 until May 31, 2004. The Canopy guarantee was to mature on November 30, 2003, but on June 30, 2003, we received an extension on the letter of credit for $7,000 until June 30, 2004 (see note 13). The Comerica Loan Agreement contains negative covenants placing restrictions on the Company’s ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. Although the Company is currently in compliance with all of the terms of the Comerica Loan Agreement, and believes that it will remain in compliance, there can be no assurance that it will be able to borrow under the Comerica Loan Agreement. Upon an event of default, Comerica may terminate the Comerica Loan Agreement and declare all amounts outstanding immediately due and payable. As of April 5, 2003, there was $1,740 outstanding under the Comerica Loan Agreement.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Income Taxes

      The components of loss before income taxes are as follows:

	Fiscal Year Ended

	April 5,	April 6,	April 7,
	2003	2002	2001

U.S.	$(11,062)	$(33,986)	$(31,044)
Foreign	48	(1,041)	(1,868)

	$(11,014)	$(35,027)	$(32,912)

      Income tax expense (benefit) consists of the following:

	Current	Deferred	Total

2003:
Federal	$—	$—	$—
State	68	—	68
Foreign	137	—	137

	$205	$—	$205

2002:
Federal	$—	$24,300	$24,300
State	126	—	126
Foreign	172	—	172

	$298	$24,300	$24,598

2001:
Federal	$—	$3,435	$3,435
State	—	—	—
Foreign	94	—	94

	$94	$3,435	$3,529

      Reconciliations of the federal statutory tax rate to the effective tax rate are as follows:

	Fiscal Year Ended

	April 5,	April 6,	April 7,
	2003	2002	2001

Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Effect of foreign operations	1.2	1.2	2.0
State taxes, net of federal benefit	(5.8)	(5.8)	(5.8)
Change in valuation allowance	37.0	113.8	46.0
Non-deductible expenses	0.1	0.3	2.0
Other	4.3	(5.1)	1.5

	1.8%	69.4%	10.7%

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred-tax assets and liabilities result from differences between the financial-statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of the deferred-income-tax assets and deferred-income-tax liabilities are as follows:

	2003	2002	2001

Tax operating loss carryforwards	$48,348	$40,056	$26,887
Tax basis of intangible assets greater than book basis	3,109	3,726	4,185
Accrued expenses not deductible for tax purposes	3,674	2,714	2,531
Inventory reserves	2,185	3,544	1,661
Book depreciation greater than tax depreciation	2,791	4,195	2,781
Recognition of income reported on different methods for tax purposes than for financial reporting	361	430	1,451
Other	253	2,043	1,648

	60,721	56,708	41,144
Less valuation allowance	60,721	56,708	16,844

	$—	$—	$24,300

      At April 5, 2003, the Company had federal net operating loss (“NOL”) carryforwards, available to offset future taxable income of $114,000. These carryforwards begin to expire in fiscal year 2004. The utilization of these carryforwards may be limited.

      In the first quarter of fiscal year 2002, the Company recorded $24,300 of tax expense related to establishing a valuation allowance for deferred-tax assets. The change in the valuation allowance from fiscal year 2002 to fiscal year 2003 was $4,013 and the change in the valuation allowance from fiscal year 2001 to fiscal year 2002 was $39,864. Because of the continued softness in the American and European markets for the Company’s products, management believes that it is more likely than not that the Company will not realize the benefits of the net deferred tax asset existing on April 5, 2003.

      On August 13, 2002, the Company received a notice of deficiency in its federal income tax due for fiscal year 1992 in the amount of $1,119. The notice of deficiency also advised the Company of related examination changes to its taxable income as reported for fiscal years 1993 through fiscal year 1996. The Company filed a timely petition in the United States Tax Court asking for a review of the IRS determinations. The Company has since entered into a settlement with the IRS which obligates the Company to pay an additional $164 in income tax due for fiscal year 1992 and entitles the Company to receive income tax refunds for fiscal years 1982 through 1990 totaling $1,668, plus interest. The income tax refunds allowed by the IRS are based upon the carryback of the net operating losses which were confirmed for the fiscal years 1993, 1994 and 1995. The settlement is scheduled to be finalized during fiscal year 2004.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Stockholders’ Equity

Net Loss Per Share

      The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	2003	2002	2001

Numerator:
Net loss, basic and diluted	$(11,219)	$(59,625)	$(36,441)

Denominator:
Denominator for net loss per share, basic and Diluted — weighted-average shares outstanding	32,852	32,548	32,233

Net loss per share, basic and diluted	$(0.34)	$(1.83)	$(1.13)

      Options and warrants to purchase 10,233,404 shares of common stock were outstanding at April 5, 2003, but were not included in the computation of diluted earnings per share for the year then ended because the effect would be antidilutive.

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

Stock Options

      The Company granted stock options under its 1987 Incentive Stock Option Plan and Non-Qualified Stock Option Plan, its 1992 Stock Incentive Plan, its 1996 Stock Incentive Plan, and its 2001 Stock Inventive Plan, generally at prices equal to the estimated fair market value of the Company’s common stock at date of grant.

      The Company’s stockholders approved the 2001 Stock Incentive Plan, the 2001 Non-Employee Director Option Program and the 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”) on July 11, 2001. Upon approval of these plans, all prior plans were terminated. Therefore, The Company will no longer issue options under its prior plans and has granted stock options under its SIP. Options currently outstanding under prior plans shall remain in effect in accordance with the respective terms of such plans. In the first quarter of fiscal year 2004, the Board approved the amended Stock Incentive Plan (the “Amended SIP”) to increase the number of shares issuable over the term of the 2001 Plan by 2,500,000 shares. Under the Amended SIP, the maximum aggregate number of shares of Common Stock available for grant under the Amended SIP and Program shall be 6,500,000 shares, and such number is not subject to the 3% annual adjustment. A maximum of 1,200,000 shares are authorized for issuance under the Stock Purchase Plan. The Program functions as part of the SIP.

      In the third and fourth quarter of fiscal year 2002, the Company granted 106,043 shares and 55,083 shares of common stock, respectively, to an employee to compensate for services for fiscal year 2002. The shares were issued out of treasury shares at a per share price of $1.20 and $0.57, respectively. The Company recorded compensation expense of $234 in connection with the grants.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the third quarter of fiscal year 2003, the Company granted 96,724 shares of common stock to an employee to compensate him for his participation in starting up its business in the Pacific Rim. The shares were issued at a per share price of $0.58. The Company recorded compensation expense of $56 in connection with the grants.

Stock Purchase Warrants

      At April 5, 2003, warrants to purchase 190,678 shares of the Company’s common stock at a price of $2.36 per share was outstanding. The warrants were issued in January 2002 to Silicon Valley Bank as part of the Amended and Restated Loan and Security Agreement dated October 29, 2001, and further amended November 8, 2001. The term of the warrants is five years. At April 5, 2003, the warrants were fully exercisable. The fair value of the warrants on the grant date was $139.

      At April 5, 2003, a warrant to purchase 150,000 shares of the Company’s common stock at a price of $18.75 per share was outstanding. The warrant was issued in August 1999 to an individual affiliated with Canopy in connection with services provided to the Company and expires in August 2009. At April 5, 2003, the warrant was fully exercisable.

      At April 5, 2003, warrants to purchase 57,240 shares of the Company’s common stock at a price of $12.00 per share were outstanding. The original warrants were issued in February 1998 to GB Storage in connection with a French distribution agreement and expire in February 2008. On February 12, 2002, the original warrants were replaced by warrants issued to Gerard Bantchik, Emmanuel Moreau, Alain Mariotta and Florence Ferraz to purchase 32,398 shares, 15,913 shares, 6,411 shares and 2,518 shares of the Company’s stock, respectively. The exercise price and expiration date of the warrants remain unchanged. On April 5, 2003, the warrants were fully exercisable.

Non-Employee Directors Option Program

      On July 11, 2001, the Company’s shareholders approved the 2001 Non-Employee Directors Option Program (the “Program”) which functions as part of the SIP described above. Upon approval of the Program, the 1994 Director’s Non-Qualified Stock Option Plan was terminated, although options currently outstanding under the prior plan shall remain in effect in accordance with the respective terms of such plan. Under the Program, each non-employee director first elected to the Board of Directors following the effective date of the SIP will automatically be granted an option to acquire 50,000 shares of Common Stock at an exercise price per share equal to the fair market value of Common Stock on the date of grant. These options will vest and become exercisable in three equal installments on each anniversary of the grant date. Upon the date of each annual stockholders’ meeting, each non-employee director who has been a member of the Board of Directors for at least 11 months prior to the date of the stockholders’ meeting will receive an automatic grant of options to acquire 25,000 shares of the Company’s Common Stock at an exercise price equal to the fair market value of the Company’s Common Stock at the date of grant. These options will vest and become exercisable in three equal installments on each anniversary of the grant date. As of April 5, 2003, there were options to purchase 250,000 shares outstanding under this program.

      Options granted typically vest over a period of four years from the date of grant. At April 5, 2003 and April 6, 2002, the number of options exercisable was 5,833,550 and 5,471,796 respectively, and the weighted-average exercise price of those options was $7.08 and $7.91.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of all stock option transactions follows (in thousands, except per share data):

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding at April 1, 2000	6,971	$16.90
Granted	5,657	4.22
Exercised	(379)	5.26
Cancelled	(2,894)	18.16

Options outstanding at April 7, 2001	9,355	9.39
Granted	4,241	1.48
Exercised	(132)	5.16
Cancelled	(2,906)	8.26

Options outstanding at April 6, 2002	10,558	6.62
Granted	3,556	0.49
Exercised	—	—
Cancelled	(3,881)	5.42

Options outstanding at April 5, 2003	10,233	$4.97

      The per share weighted average fair value of stock options granted during fiscal years 2003, 2002 and 2001 was $0.49, $1.48 and $4.22, respectively, on the date of grant.

      A summary of stock options outstanding at April 5, 2003 follows (in thousands, except per share data):

				Exercisable(1)
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
	Options	Contractual	Exercise	Number of	Exercise
Range of Exercise Price	Outstanding	Life	Price	Options	Price

$ 0.2700 - $ 0.4600	614	9.45	$0.3857	33	$0.3800
0.5500 - 0.5500	2,359	9.24	0.5500	—	—
0.5700 - 1.1500	501	9.06	0.8534	237	0.9221
1.3500 - 1.3500	1,311	8.32	1.3500	994	1.3500
1.7500 - 2.1250	1,511	7.98	2.0193	1,176	1.9892
2.2500 - 4.1250	1,358	6.98	3.8003	1,138	3.7374
4.3125 - 8.3125	1,296	5.89	6.4445	1,202	6.5113
8.3750 - 30.0625	1,189	6.45	22.0310	979	22.3599
36.8750 - 45.8750	75	6.90	44.0750	60	44.0372
52.3440 - 52.3440	19	6.90	52.3440	15	52.3440

	10,233	7.87	$4.9654	5,834	$7.0810

Note:

(1)	Options exercisable at April 5, 2003, April 6, 2002 and April 7, 2001, were 5,834, 5,472 and 2,434, respectively.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

      On July 11, 2001, the Company’s shareholders approved the Stock Purchase Plan. A maximum of 1,200,000 shares of common stock is authorized for issuance under the Stock Purchase Plan. The Company will no longer issue options under the 1994 Employee Stock Purchase Plan. Under the Stock Purchase Plan, all employees of the Company, and its designated parents or subsidiaries, whose customary employment is more than 5 months in any calendar year and more than 20 hours per week are eligible to participate. The Stock Purchase Plan was implemented through overlapping offer periods of twenty-four (24) months’ duration commencing each January 1 and July 1, except that the initial offer period commenced on July 11, 2001 and ends on June 30, 2003. Purchase periods generally commence on the first day of each offer period and terminate on the next following June 30 or December 31 respectively; provided, however, that the first purchase period commenced on July 11, 2001 and ended on December 31, 2001. The price per share at which shares of Common Stock are to be purchased under the Stock Purchase Plan during any purchase period is eighty-five percent (85%) of the fair market value of the Common Stock on the first day of the offer period or eighty-five percent (85%) of the fair market value of the Common Stock on the last day of the purchase period, whichever is lower. During fiscal year 2003 and 2002, 141,080 and 81,941 shares of common stock, respectively, were issued pursuant to the Stock Purchase Plan.

(10) Commitments and Contingencies

Leases

      The Company leases facilities and certain equipment under non-cancelable operating leases. Under the lease agreements for facilities, the Company is required to pay insurance, taxes, utilities and building maintenance and is subject to certain consumer-price-index adjustments.

      Future minimum lease payments at April 5, 2003 under all non-cancelable operating leases for subsequent fiscal years are as follows:

2004	$3,438
2005	2,846
2006	1,619
2007	802
2008	364
Thereafter	141

$9,210

      Future minimum capital lease payments at April 5, 2003 for subsequent fiscal years are as follows:

2004	$210
2005	210
2006	80
2007 and thereafter	—

Total minimum lease payments	500
Less: Amount representing interest	53

Present value of minimum lease payments	447
Less: current portion	161

Capital lease obligations excluding current portion	$286

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense totaled $3,624, $5,000 and $5,383, for fiscal years 2003, 2002 and 2001, respectively.

Litigation

      On December 3, 2002, the Company signed an agreement for the settlement and release of all claims that had been filed against it and several current or former officers in In re MTI Technology Corp. Securities Litigation. The Company’s insurers will cover all but $125 of the total settlement amount. This case had begun with the filing of several complaints from July through September 2000; they later were consolidated in the federal court for the Central District of California on or about December 5, 2000. The plaintiffs had sought unspecified damages for the Company’s alleged violation of the Securities Exchange Act of 1934 by failing to disclose certain adverse information primarily during fiscal year 2000. The settlement is subject to a settlement hearing by the court, which will be held on July 28, 2003.

      The Company is also, from time to time, subject to claims and suits arising in the ordinary course of business. In its opinion, the ultimate resolution of these matters is not expected to have a materially-adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

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

      A summary of the Company’s operations by geographic area is presented below:

	2003	2002	2001

Revenue:
United States	$47,125	$81,300	$110,025
Europe	38,861	39,662	58,052
Transfers between areas	(3,600)	(3,044)	(6,387)

Total revenue	$82,386	$117,918	$161,690

Operating loss:
United States	$(11,992)	$(28,362)	$(30,977)
Europe	(669)	(801)	(841)

Total operating loss	$(12,661)	$(29,163)	$(31,818)

Identifiable assets:
United States	$25,078	$39,189
Europe	14,294	17,325

Tangible assets	39,372	56,514
Goodwill — United States	3,059	3,059
Goodwill — Europe	2,125	2,125

	$44,556	$61,698

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s revenues by product type are summarized below:

	2003	2002	2001

Server:
Vivant	$14,727	$36,015	$42,696
Other	7,808	9,296	25,408
Tape libraries	14,251	17,904	35,537
Tape related software	3,315	6,304	8,179
Service	42,285	48,399	49,870

	$82,386	$117,918	$161,690

      No single customer accounted for more than 10% of revenue in fiscal year 2003, 2002, or 2001.

(12) Sale of Patents

      Effective February 9, 1996, the Company entered into an EMC asset purchase agreement by which it sold to EMC substantially all of the Company’s existing patents, patent applications and related rights. Pursuant to the EMC asset purchase agreement, the Company was entitled to receive $30,000 over the life of this agreement, in six equal annual installments of $5,000 each. As of January 2001, the Company had received all installments. The Company also would receive royalty payments in the aggregate of up to a maximum of $30,000 over the term of the EMC asset purchase agreement. As part of the maximum $30,000 of royalties, minimum royalties of $10,000 would be received in five annual installments, beginning within thirty days of the first anniversary of the effective date of the EMC asset purchase agreement, and within thirty days of each subsequent anniversary thereof. As of March 2001, the Company had received all installments. Also, as a result of a computer and technology agreement between EMC and IBM announced in March 1999, the minimum royalties of $10,000 were to be increased to $15,000. Payments were to be received under the EMC asset purchase agreement in five equal annual installments. The Company received the first three annual installments in March 2000, March 2001 and March 2002. On April 1, 2003, the Company entered into an amended asset purchase agreement with EMC, under which EMC paid the Company $5,857, which satisfied all obligations of EMC under the original agreement. Also, the Company granted EMC immunity from suit for patent infringement with respect to its patents. Included in net product revenue and other income for fiscal years 2003, 2002 and 2001 are $2,733, $3,840 and $3,410, and $0, $3,600 and $4,800, respectively, related to this agreement. In addition, pursuant to the terms of the EMC asset purchase agreement, the Company also received an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market, and sell the technology protected under the applicable patents. Pursuant to the terms and conditions of the EMC asset purchase agreement, this license will terminate in the event of a change in control of the Company involving certain acquirers.

(13) Related-Party Transactions

      In the normal course of business, the Company sold goods and services to subsidiaries of Canopy. Goods and services sold to the subsidiaries of Canopy in fiscal year 2003, 2002 and 2001 were $104, $836 and $429, respectively. At April 5, 2003, there was $38 due from the subsidiaries of Canopy.

      On December 5, 2002, the Company terminated its loan agreement with Canopy and paid the outstanding balance of $1,685. The Canopy loan agreement was entered into on June 27, 2002, allowing the Company, subject to certain conditions, to borrow up to an aggregate of $7,000 at an interest rate of nine percent per annum under a revolving line of credit. The line was secured by a security interest in substantially all of the Company’s assets. Ralph J. Yarro, III, one of the Company’s directors, is also a director, President and Chief Executive Officer of Canopy. Darcy G. Mott, one of the Company’s directors, is also a Vice

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

President, Treasurer and Chief Financial Officer of Canopy. Canopy beneficially owns approximately 44% of the Company’s outstanding Common Stock.

      In November 2002, the Company entered into an agreement with Comerica Bank for a line of credit of $7,000 at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by Canopy. Canopy’s guarantee was to mature on November 30, 2003, but the Company received an extension on the letter of credit for $7.0 million until June 30, 2004 (see note 7).

(14) Employee Benefits

      The Company maintains an employee savings plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Company’s contributions to the plan are determined at the discretion of the Board of Directors. During fiscal years 2003, 2002 and 2001, the Company did not contribute to the plan.

(15) Goodwill and Other Intangibles

      In July 2001, the FASB issued Statement 141, “Business Combinations,” and Statement 142, “Goodwill and Other Intangible Assets.” The Company chose to early adopt the provisions of Statement 142 effective April 8, 2001. The Company adopted Statement 141 immediately upon its release. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Upon the adoption of Statement 142 and the completion of the transitional impairment test in fiscal year 2002, the Company concluded that there was no impairment to goodwill. Changes in assumptions and estimates included within this analysis could produce significantly different results than those identified above and those recorded in the consolidated financial statements. The Company completed its annual assessment for goodwill impairment in the fourth quarter of fiscal year 2003 and no impairment was found to exist.

      The following table shows, on a pro-forma basis, what earnings and earnings per share would have been if the new accounting standard had been applied for the period indicated:

	Year Ended

	April 5,	April 6,	April 7,
	2003	2002	2001

Reported net loss	$(11,219)	$(59,625)	$(36,441)
Add back: goodwill amortization	—	—	2,693

Adjusted net loss	$(11,219)	$(59,625)	$(33,748)

Per share information:
Reported net loss per share, basic and diluted	$(0.34)	$(1.83)	$(1.13)
Add back: goodwill amortization per share	—	—	0.08

Adjusted net loss per share, basic and diluted	$(0.34)	$(1.83)	$(1.05)

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16) Quarterly Financial Data (Unaudited)

      Selected quarterly financial data for continuing operations for fiscal years 2003 and 2002 are as follows:

				Net Income	Net Income
			Net	(Loss)	(Loss)
	Total	Gross	Income	Per Share,	Per Share,
	Revenue	Profit	(Loss)	Basic	Diluted

2003:
Fourth quarter	$22,383	$7,778	$602	$0.02	$0.02
Third quarter	19,644	5,957	(1,389)	(0.04)	(0.04)
Second quarter	22,320	7,025	133	—	—
First quarter	18,039	1,038	(10,565)	(0.32)	(0.32)

Total	$82,386	$21,798	$(11,219)

2002:
Fourth quarter	$25,724	$7,093	$(10,781)	$(0.33)	$(0.33)
Third quarter	29,827	8,895	(9,617)	(0.30)	(0.30)
Second quarter	32,547	10,345	(2,740)	(0.08)	(0.08)
First quarter	29,820	5,368	(36,487)	(1.13)	(1.13)

Total	$117,918	$31,701	$(59,625)

      The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue into the future. These fluctuations have been and may continue to be caused by a number of factors, including: competitive pricing pressures, the timing of customer orders (a large majority of which have historically been placed in the last month of each quarter), the timing of the introduction of new products and new versions of the Company’s products, shifts in product mix and the timing of sales and marketing and research and development expenditures. Future operating results may fluctuate as a result of these and other factors, including EMC’s ability to continue to develop innovative products, the introduction of new products by the Company’s competitors and decreases in gross profit margin for mature products.

      The Company recorded a net tax expense of $205 for fiscal year 2003, as compared to a net tax expense of $24,598 in fiscal year 2002. In the first quarter of fiscal year 2002, the Company recorded $24,300 of tax expense related to establishing a valuation allowance for deferred-tax assets. Because of the continued decline in the market value of the Company’s holding of SCO stock and continued softness in the American and European markets for the Company’s products, management believes that it is more likely than not that the Company will not realize the benefits of the net deferred tax asset existing on April 5, 2003.

      In fiscal years 2003, 2002 and 2001, the Company recognized $2,733, $3,840 and $3,410 from royalty revenue resulting from the sale of patents to EMC (see note 12). Based upon the agreement, a minimum of $15,000 and a maximum of $30,000 of royalties were to be received under the EMC asset purchase agreement in five equal annual installments. As of April 5, 2003, the Company had received all such installments.

      In the fourth quarter of fiscal year 2002, the Company recorded excess and obsolete inventory charges of $2,100 related to certain 6700, 8700 and 8900 series inventory. Also in the fourth quarter of fiscal year 2002, the Company recorded restructuring charges of $4,911 (see note 2).

      The Company had operated historically without a significant backlog of orders and, as a result, net product revenue in any quarter was dependent upon orders booked and products shipped during that quarter. As a result of the new EMC relationship, however, the Company may operate with a more significant backlog

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

since its order shipments will depend on the availability of EMC products and both the Company and EMC have concurrent quarter ends. Even though the orders shipped determines the Company’s revenue for any given quarter, its order backlog may not be a reliable indicator of its future revenue since its customers have the rights to cancel or delay shipment of their orders. A significant portion of the Company’s operating expenses are relatively fixed in nature and planned expenditures are based primarily upon sales forecasts. If revenue does not meet the Company’s expectations in any given quarter, the adverse effect on the Company’s liquidity and operating results may be magnified by the Company’s inability to reduce expenditures quickly enough to compensate for the revenue shortfall. Further, as is common in the computer industry, the Company historically has experienced an increase in the number of orders and shipments in the latter part of each quarter and it expects this pattern to continue into the future. The Company’s failure to receive anticipated orders or to complete shipments in the latter part of a quarter could have a materially adverse effect on the Company’s results of operations for that quarter.

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

(17) Subsequent Events (Unaudited)

      In June 2003, the Company eliminated 18 full time employees, 1, 16 and 1 from the domestic general and administrative, global customer solutions and manufacturing departments, respectively. The expected cash outflow from this reduction is $90 related to severance, which will be paid during the first quarter of fiscal year 2004. As a result, the Company expects to realize quarterly cost savings of $324 from the termination of the above-mentioned employees.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SCHEDULE II

MTI TECHNOLOGY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended April 5, 2003, April 6, 2002 and April 7, 2001

	Balance	Charged to
	at	(Recovery From)		Balance
	Beginning	Revenue, Costs		at End
Description	of Period	and Expenses(1)	Deductions	of Period

	(In thousands)
Year ended April 5, 2003
Allowance for doubtful accounts and sales returns	$3,406	$(602)	$(538)	$2,266

Year ended April 6, 2002
Allowance for doubtful accounts and sales returns	$10,460	$1,884	$(8,938)	$3,406

Year ended April 7, 2001
Allowance for doubtful accounts and sales returns	$7,210	$7,580	$(4,330)	$10,460

(1)	The allowance for sales returns is recorded as a charge to revenue and the allowance for doubtful accounts is charged to selling, general and administrative expenses.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit A of the Company’s Information Statement on Schedule 14C filed on April 3, 2000.
3.3	Amended and Restated Bylaws of the Company, dated January 18, 2002, incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.
4.1	Amended and Restated Registration Rights Agreement between the Company and Silicon Valley Bank, dated January 11, 2002, incorporated by reference to Exhibit 4.8 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.
4.2	Specimen of Amended Stock Certificate.
*10.1	Form of Nonqualified Stock Option Agreement under the Stock Incentive Plan, incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
*10.2	Form of Indemnification Agreement for Executive Officers of the Company.
*10.3	Form of Indemnification Agreement for Directors of the Company.
*10.4	Form of Change of Control Agreement.
*10.5	1987 Incentive Stock Option and Nonqualified Stock Option Plan of the Company, incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
*10.6	Form of Incentive Common Stock Option Agreement under the 1987 Stock Option Plan, incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
*10.7	Form of Nonqualified Common Stock Option Agreement under the 1987 Stock Option Plan, incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
*10.8	Stock Incentive Plan of the Company, incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.9	Form of Independent Contractor Agreement.
10.10	Form of Confidentiality And Nondisclosure Agreement.
*10.11	Form of Incentive Stock Option Agreement under the Stock Incentive Plan, incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.12	MTI Technology Corporation Directors’ Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.13	Asset Purchase Agreement, dated February 9, 1995, between EMC Corporation and the Company, incorporated by reference to Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995. (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Company’s application requesting confidential treatment under Rule 406 of the Securities Act.)
10.14	Loan and Security Agreement dated November 13, 2002, between Comerica Bank – California and the Company, incorporated by reference to Exhibit 10.70 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 5, 2002.
10.15	Amendment to the 1996 Stock Incentive Plan, incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 1999.
*10.16	Severance Agreement dated as of July 15, 1998, between Thomas P. Raimondi, Jr. and the Company, incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K, as amended on August 2, 1999, for the fiscal year ended April 3, 1999.
*10.17	Severance and Release Agreement dated as of July 7, 2000, between Dale Boyd and the Company, incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

Exhibit
Number	Description

*10.18	Severance and Release Agreement dated as of April 29, 2001, between Guy M. Cheney and the Company, incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
*10.19	Severance and Release Agreement dated as of September 22, 2000, between Daniel Brown and the Company, incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
*10.20	Severance Agreement dated as of February 7, 2001, between Keith Clark and the Company, incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
*10.21	Severance Agreement dated as of May 30, 2001, between Kenneth Simpson and the Company, incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
*10.22	Severance Agreement dated as of May 31, 2001, between Venki Venkataraman and the Company, incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
*10.23	MTI Technology Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
*10.24	MTI Technology Corporation 2001 Non-Employee Director Option Program, incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
*10.25	MTI Technology Corporation 2001 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
*10.26	Severance and Release Agreement dated as of July 31, 2001, between Richard L. Ruskin and the Company, incorporated by reference to Exhibit 10.39 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
*10.27	Consulting Agreement dated as of August 1, 2001, between Richard L. Ruskin and the Company, incorporated by reference to Exhibit 10.40 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
*10.28	Severance and Release Agreement dated as of August 20, 2001, between Dale Wight and the Company, incorporated by reference to Exhibit 10.41 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
*10.29	Consulting Agreement dated as of August 1, 2001, between Dale Wight and the Company, incorporated by reference to Exhibit 10.40 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
*10.30	Severance and Release Agreement dated as of June 6, 2002, between Paul W. Emery II and the Company, incorporated by reference to Exhibit 10.61 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 6, 2002.
*10.31	Severance and Release Agreement dated as of July 5, 2002, between Kenneth D. Simpson and the Company, incorporated by reference to Exhibit 10.62 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 6, 2002.
*10.32	Indemnification Agreement dated as of June 24, 2002, between Mark A. Franzen and the Company, incorporated by reference to Exhibit 10.63 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 6, 2002.
*10.33	Change of Control Agreement dated as of June 10, 2002, between Mark A. Franzen and the Company, incorporated by reference to Exhibit 10.64 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 6, 2002.
*10.34	Change of Control Agreement dated as of November 30, 2001, between Todd Schaeffer and the Company, incorporated by reference to Exhibit 10.65 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 6, 2002.
*10.35	Indemnification Agreement dated September 20, 2001, between Todd Schaeffer and the Company, incorporated by reference to Exhibit 10.67 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 5, 2002.

Exhibit
Number	Description

*10.36	Change of Control Agreement dated June 11, 2002, between Kevin Clark and the Company, incorporated by reference to Exhibit 10.68 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 5, 2002.
*10.37	Indemnification Agreement dated June 11, 2002, between Kevin Clark and the Company, incorporated by reference to Exhibit 10.69 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 5, 2002.
10.38	Indemnification Agreement dated as of October 15, 2001, between Kent Smith and the Company, incorporated by reference to Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
10.39	Indemnification Agreement dated July 19, 2002, between Darcy Mott and the Company, incorporated by reference to Exhibit 10.66 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 5, 2002.
10.40	Pilot Center Master Services Agreement, dated April 1, 2001, between Center 7, Inc. and the Company, incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 7, 2001.
10.41	Warrant to Purchase 190,678 shares of Common Stock dated January 11, 2002, issued to Silicon Valley Bank, incorporated by reference to Exhibit 10.52 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.
10.42	Master Services Development Agreement, dated June 1, 2001, between the Company and Center 7, Inc., incorporated by reference to Exhibit 10.53 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.
10.43	Severance Agreement dated July 26, 2000, between Gary Scott and the Company incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, as amended on June 20, 2001, for the fiscal year ended April 7, 2001.
10.44	Loan Agreement, entered into as of June 27, 2002, by and between the Company and The Canopy Group, Inc., incorporated by reference to Exhibit 10.54 of the Company’s Current Report on Form 8-K filed on July 1, 2002.
10.45	Security Agreement, entered into as of June 27, 2002, by and between the Company and The Canopy Group, Inc., incorporated by reference to Exhibit 10.55 of the Company’s Current Report on Form 8-K filed on July 1, 2002.
10.46	Promissory Note, entered into as of June 27, 2002, by and between the Company and The Canopy Group, Inc., incorporated by reference to Exhibit 10.56 of the Company’s Current Report on Form 8-K filed on July 1, 2002.
10.47	Termination Agreement, entered into as of June 25, 2002, by and between the Company and Silicon Valley Bank, incorporated by reference to Exhibit 10.57 of the Company’s Current Report on Form 8-K filed on July 1, 2002.
10.48	Stock Purchase Agreement, entered into as of June 26, 2002, by and between the Company and SCO Group, (formerly, Caldera International, Inc.), incorporated by reference to Exhibit 10.58 of the Company’s Current Report on Form 8-K filed on July 1, 2002.
10.49	Microsoft OEM License Agreement For Embedded Server Products dated August 1, 2001, between Microsoft Licensing, Inc. and the Company, incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 6, 2002.
10.50	Development, License and Distribution Agreement dated September 10, 2001, between FalconStor, Inc. and the Company, incorporated by reference to Exhibit 10.57 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 6, 2002.
10.51	Amendment No.1 to Development, License and Distribution Agreement dated September 27, 2001, between FalconStor, Inc. and the Company, incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 6, 2002.
10.52	Amendment No. 2 to Development, License and Distribution Agreement dated February 21, 2002, between FalconStor, Inc. and the Company, incorporated by reference to Exhibit 10.59 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 6, 2002.

Exhibit
Number	Description

10.53	Finder’s Fee Agreement dated February 20, 2002, between WebUseNet Corporation and the Company, incorporated by reference to Exhibit 10.60 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 6, 2002.
10.54	Standard Sublease dated November 21, 2002, between Safeguard Business Systems and the Company, incorporated by reference to Exhibit 10.71 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 4, 2003.
10.55	Sublease dated December 9, 2002, between Iraqi Community Association and the Company, incorporated by reference to Exhibit 10.72 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 4, 2003.
10.56	Sublease dated December 12, 2002, between Copper Dragon Books and the Company, incorporated by reference to Exhibit 10.73 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 4, 2003.
10.57	Sublease dated December 13, 2002, between Arab American Guardian, LLC and the Company, incorporated by reference to Exhibit 10.74 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 4, 2003.
10.58	Sublease dated December 23, 2002, between Leadis Technology, Inc. and the Company, incorporated by reference to Exhibit 10.75 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 4, 2003.
10.59	Lease Agreement dated December 2, 2002, between Quakerbridge Venture, LLC and the Company, incorporated by reference to Exhibit 10.76 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 4, 2003.
10.60	Consent to Sublease and Agreement dated September 25, 2002, between WebCommerce Group, LLC and the Company, incorporated by reference to Exhibit 10.77 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 4, 2003.
10.61	Reseller Agreement effective as of March 31, 2003, between EMC Corporation and the Company. (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Company’s application requesting confidential treatment under Rule 406 of the Securities Act.)
10.62	Professional Services Provider Agreement dated October 22, 2002, between Brocade communications Systems, Inc. and the Company.
10.63	Qualified Support Partner Program Agreement dated October 22, 2002, between Brocade communications Systems, Inc. and the Company.
10.64	Veritas Solutions Provider Agreement dated January 9, 2003, between Veritas Software Global Corporation and the Company.
10.65	Reseller Agreement dated December 23, 2002, between Legato System, Inc. and the Company.
10.66	Technical Support Provider Agreement dated September 1, 2002, between Legato System, Inc. and the Company.
10.67	Consulting Services Agreement dated March 31, 2003, between Legato System, Inc. and the Company.
10.68	Amendment to the Asset Purchase Agreement dated April 1, 2003, between EMC Corporation and the Company.
10.69	Operating Agreement dated June 9, 1997, between Information Leasing Corporation and the Company.
10.70	Amended Information Leasing Corp agreement dated October 31, 2002, between Information Leasing Corporation and the Company.
10.71	Sublease Agreement dated March 30, 2003, between Family Life World Outreach and the Company.
10.72	Amendment to the Sublease Agreement dated May 30, 2003, between Family Life World Outreach and the Company.
10.73	First Amendment to Loan and Security Agreement dated June 30, 2003, between Comerica Bank and the Company.
10.74	Irrevocable Standby Letter of Credit dated October 24, 2002, issued by Bank of America, N.A.

Exhibit
Number	Description

21	Subsidiaries of the Company.
23	Independent Auditors’ Consent.
24	Power of Attorney (included on the signature page hereto).
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management or compensatory plan or arrangement.