Form 10-K/A
period 2003-04-05
MTI TECHNOLOGY CORP
filed 2003-08-12
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 5, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

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

COMMON STOCK, $0.001 PAR VALUE
(TITLE OF CLASS)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $5,661,460 on October 5, 2002, based on the closing sale price of such stock on The Nasdaq SmallCap Market.

     The number of shares outstanding of Registrant’s Common Stock, $0.001 par value, was 32,974,882 on June 24, 2003.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

DOCUMENTS INCORPORATED BY REFERENCE:

None.

ITEM 11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS AND OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2

     EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/A to the MTI Technology Corporation (the “Company”) Annual Report on Form 10-K for the year ended April 5, 2003 (the “Original Filing”) is being filed to correct footnote 6 to the “Summary Compensation” table included in Item 11 of the Original Filing (incorporated by reference to portions of the Company’s definitive Proxy Statement filed in connection with the solicitation of proxies for the Company’s Annual Meeting of Stockholders to be held August 21, 2003).

     Footnote 6 to the “Summary Compensation” table incorrectly stated that Keith Clark, the Company’s Executive Vice President, Worldwide Operations, was paid in Euro, when it should have stated that Mr. Clark was paid in British pounds sterling. While the Company does not believe this error to be material, the Company is amending footnote 6 of the “Summary Compensation” table to correct the error. The entire “Summary Compensation” table is included herein for convenience, but no changes to the table are made other than the above described amendment to footnote 6. No further revisions have been made to the Original Filing, and unaffected items (including portions of Item 11 other than the “Summary Compensation” table) have not been repeated in this filing.

ITEM 11.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS AND OTHER INFORMATION

     The following table sets forth for each of the Company’s last three completed fiscal years the compensation of Thomas P. Raimondi, Jr., the Company’s Chairman, President and Chief Executive Officer, and the four most highly compensated executive officers as of the fiscal year ended April 5, 2003, other than Mr. Raimondi whose total annual salary and bonus for the last fiscal year exceeded $100,000 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

						LONG TERM
						COMPENSATION
						AWARDS
		ANNUAL COMPENSATION				NUMBER OF
						SECURITIES
					OTHER ANNUAL	UNDERLYING	ALL OTHER
					COMPENSATION	OPTIONS	COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)		BONUS ($)	($)	(#)	($)

Thomas P. Raimondi, Jr.	2003	353,687		—	*	336,000	18,653	(1)
President, Chief Executive	2002	398,846		—	*	53,125	19,934	(1)
Officer and Chairman of the	2001	441,346		—	*	400,000	29,363	(1)
Board
Kevin O. Clark (2)	2003	326,451		—	*	100,000	4,128	(3)
Senior Vice President, U.S Sales
Mark A. Franzen (4)	2003	279,914		25,000	*	250,000	17,603	(5)
Secretary and Chief	2002	—		—	—	—	—
Financial Officer	2001	—		—	—	—	—
Keith Clark	2003	302,619	(6)	—	31,821 (7)	250,000	6,111	(8)
Executive Vice President,	2002	271,908	(6)	—	*	31,250	3,132	(8)
Worldwide Operations	2001	244,445	(6)	19,784	*	175,000	3,209	(8)
Todd Schaeffer (9)	2003	160,625		5,000	*	55,000	884	(3)
Vice President, Corporate	2002	125,942		154	*	55,579	—
Controller and Chief	2001	—		—	—	—	—
Accounting Officer

* Amount does not exceed the lesser of $50,000 or ten percent of the total annual salary and bonus reported for the individual.

(1)	Includes the amounts of $18,013, $19,081 and $28,510 for medical reimbursements for fiscal year 2003, 2002 and 2001, respectively. Also includes the amounts of $640, $853 and $853 for life insurance premium paid by the Company for fiscal year 2003, 2002 and 2001, respectively, with respect to term life insurance for the benefit of the Named Executive Officers.

(2)	Mr. Clark was elected as an officer of the Company on September 5, 2002.

1

(3)	Represents medical reimbursements.

(4)	Mr. Franzen joined the Company on June 10, 2002.

(5)	Includes the amount of $13,354 for medical reimbursements and $4,249 for life insurance premium paid by the Company with respect to term life insurance for the benefit of the Named Executive Officers.

(6)	Mr. Clark’s salary was paid in British pounds sterling. The annual increments were due to the weakening U.S. dollar against the British pound sterling.

(7)	Represents the amount of $17,024 for auto allowance and $14,797 for pension.

(8)	Includes the amount of $2,732 for medical reimbursements for fiscal year 2003. Also includes the amounts of $3,379, $3,132 and $3,209 for life insurance premium paid by the Company for fiscal year 2003, 2002 and 2001, respectively, with respect to term life insurance for the benefit of the Named Executive Officers.

(9)	Mr. Schaeffer was elected as an officer of the Company on September 20, 2001.

2

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of August 2003.

MTI TECHNOLOGY CORPORATION

By:	/s/ Thomas P. Raimondi, Jr.
Thomas P. Raimondi, Jr.
Chairman, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas P. Raimondi, Jr.	Chairman, President and Chief Executive	August 12, 2003
(Thomas P. Raimondi, Jr.)	Officer (Principal Executive Officer)

/s/ Mark A. Franzen	Chief Financial Officer and Secretary	August 12, 2003
(Mark A. Franzen)	(Principal Financial & Accounting Officer)

*	Director	August 12, 2003
(Darcy G. Mott)

*	Director	August 12, 2003
(Val Kreidel)

*	Director	August 12, 2003
(John Repp)

*	Director	August 12, 2003
(Ralph J. Yarro, III)

*	Director	August 12, 2003
(Franz L. Cristiani)

*	Director	August 12, 2003
(Kent D. Smith)

*	Director	August 12, 2003
(Al Melrose)

* By: /s/ Mark A. Franzen		August 12, 2003
(Mark A. Franzen, Attorney-in-Fact
Pursuant to Power of Attorney
dated July 11, 2003)

3

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

4