Form 10-Q
period 2003-07-05
MTI TECHNOLOGY CORP
filed 2003-08-19
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2003

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

     The number of shares outstanding of the issuer’s common stock, $.001 par value, as of July 5, 2003 was 33,015,950.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JULY 5, 2003 AND APRIL 5, 2003
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 5, 2003 AND JULY 6, 2002
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 5, 2003 AND JULY 6, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.75
EXHIBIT 10.76
EXHIBIT 10.77
EXHIBIT 10.78
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

MTI TECHNOLOGY CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	July 5,	April 5,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$6,640	$9,833
Accounts receivable, less allowance for doubtful accounts and sales returns of $925 and $2,266 at July 5, 2003 and April 5, 2003, respectively	12,464	13,913
Inventories	7,829	8,297
Prepaid expenses and other receivables	4,542	4,330

Total current assets	31,475	36,373
Property, plant and equipment, net	2,332	2,833
Goodwill, net	5,184	5,184
Other	228	166

	$39,219	$44,556
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$1,740	$1,740
Current portion of capital lease obligations	165	161
Accounts payable	5,887	8,006
Accrued liabilities	8,644	8,014
Accrued restructuring charges	2,713	2,931
Deferred income	12,326	13,450

Total current liabilities	31,475	34,302
Capital lease obligations, less current portion	240	286
Other	901	994

Total liabilities	32,616	35,582

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding, none	—	—
Common stock, $.001 par value; authorized 80,000 shares; issued (including treasury shares) and outstanding 33,016 and 32,969 shares at July 5, 2003 and April 5, 2003, respectively	33	33
Additional paid-in capital	134,959	134,931
Accumulated deficit	(125,139)	(122,282)
Accumulated other comprehensive loss	(3,250)	(3,708)

Total stockholders’ equity	6,603	8,974

	$39,219	$44,556

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED

	JULY 5, 2003	JULY 6, 2002

Net product revenue	$8,328	$7,134
Service revenue	9,450	10,905

Total revenue, including $58 and $26 from related parties in the first quarter of fiscal 2004 and 2003, respectively	17,778	18,039

Product cost of revenue	6,702	9,842
Service cost of revenue	6,384	7,159

Total cost of revenue	13,086	17,001

Gross profit	4,692	1,038

Operating expenses:
Selling, general and administrative	6,424	7,825
Research and development	776	2,743
Restructuring charges	40	1,046

Total operating expenses	7,240	11,614

Operating loss	(2,548)	(10,576)
Interest and other income (expense), net	(30)	29
Gain (loss) on foreign currency transactions	(273)	8

Loss before income taxes	(2,851)	(10,539)
Income tax expense	6	26

Net loss	$(2,857)	$(10,565)

Net loss per share:
Basic and diluted	$(0.09)	$(0.32)

Weighted-average shares used in per share computations:
Basic and diluted	32,974	32,742

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED

	JULY 5, 2003	JULY 6, 2002

Cash flows from operating activities:
Net loss	$(2,857)	$(10,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	496	1,600
Provision for (recovery of) sales returns and losses on accounts receivable, net	20	(445)
Provision for excess and obsolete inventory	500	2,310
Loss on disposal of fixed assets	253	863
Deferred income	(1,218)	(1,230)
Restructuring charges	40	1,046
Changes in assets and liabilities:
Accounts receivable	1,370	6,591
Inventories	(60)	572
Prepaid expenses, other receivables and other assets	(343)	200
Accounts payable	(2,146)	(572)
Accrued and other liabilities	299	(678)

Net cash used in operating activities	(3,646)	(308)

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(197)	(179)

Net cash used in investing activities	(197)	(179)

Cash flows from financing activities:
Proceeds from issuance of common stock, treasury stock and exercise of options and warrants	28	—
Payment of capital lease	(42)	(27)

Net cash used in financing activities	(14)	(27)

Effect of exchange rate changes on cash	664	295

Net decrease in cash and cash equivalents	(3,193)	(219)
Cash and cash equivalents at beginning of period	9,833	8,420

Cash and cash equivalents at end of period	$6,640	$8,201

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40	$32
Income taxes	—	18

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview

The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended April 5, 2003. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of July 5, 2003 and April 5, 2003, the condensed consolidated results of operations for the three month periods ended July 5, 2003 and July 6, 2002, and cash flows for the three month periods ended July 5, 2003 and July 6, 2002. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

References to amounts are in thousands, except per share data, unless otherwise specified. Certain prior year amounts have been reclassified to conform with the fiscal 2004 presentation.

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

The following table shows pro forma net income as if the fair value method of Statement 123 had been used to account for stock-based compensation expense:

	JULY 5,	JULY 6,
	2003	2002

Net loss, as reported	$(2,857)	$(10,565)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,623)	(2,797)

Pro forma net loss	$(4,480)	$(13,362)

Net loss per share:
Basic and diluted, as reported	$(0.09)	$(0.32)

Basic and diluted, pro forma	$(0.14)	$(0.41)

The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The following represents the weighted-average fair value of options granted and the assumptions used for the calculations:

	JULY 5,	JULY 6,
	2003	2002

Weighted-average fair value of options granted	$0.69	$0.49
Expected volatility	0.9	1.5
Risk-free interest rate	2.63%	2.78%
Expected life (years)	5.0	5.0
Dividend yield	—	—

The Black-Scholes option valuation model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of the Company’s options.

2.	Restructuring

During the first quarter of fiscal 2003, the Company recorded a restructuring charge of $1,046 which consisted of charges of $545 related to a headcount reduction of 39 employees, or 15% of the Company’s workforce, and $501 related to the disposal or abandonment of fixed assets. Of the 39 employees terminated, 14, 3, 6, 1, 14, and 1 were from the Sales, Marketing, General and Administrative, Customer Service, Research and Development, and Manufacturing departments, respectively. The cash outflow of the restructuring charge was $545 related to severance, which was paid during fiscal year 2003.

In the first quarter of fiscal year 2004, the Company recorded a $40 restructuring charge due to lower than anticipated lease payments from sub-lessees in its Sunnyvale, California facility.

The amount accrued for restructuring activities as of July 5, 2003, was as follows:

Abandoned facilities:
Balance as of April 5, 2003	$2,931
Add: Current quarter restructuring charges	40
Less: Current quarter utilization	(258)

Balance as of July 5, 2003	$2,713

3.	Inventories

Inventories consist of the following:

	JULY 5,	APRIL 5,
	2003	2003

Raw materials	$4,322	$4,942
Work-in-process	76	296
Finished goods	3,431	3,059

	$7,829	$8,297

4.	Accrued Liabilities

Accrued liabilities consist of the following:

	JULY 5,	APRIL 5,
	2003	2003

Salaries and benefits	$2,766	$2,593
Commissions	153	234
Taxes	3,275	2,814
Warranty costs	993	876
Other	1,457	1,497

	$8,644	$8,014

Product warranties

For proprietary hardware products, the Company provides its customers with a warranty against defects for one year domestically and for two years internationally. Currently, the Company is selling most EMC Corporation (“EMC”) hardware products with up to 2-year 24x7x365 warranties and EMC software products with 90-day warranties. The Company accrues warranty expense at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. Upon expiration of the warranty, the Company may sell maintenance contracts to its customers. The Company records revenue from equipment maintenance contracts as deferred income when billed and it recognizes this revenue as earned over the period in which the services are provided, primarily straight-line over the term of the contract.

The changes in the Company’s warranty obligation are as follows:

JULY 5,
2003

Balance at the beginning of the period	$876
Current year warranty charges	291
Utilization	(174)

Balance at the end of the period	$993

5.	Line of Credit

In November 2002, the Company entered into an agreement (the “Comerica Loan Agreement”) with Comerica Bank (“Comerica”) for a $7,000 line of credit at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by the Canopy Group, Inc. (“Canopy”), the Company’s major stockholder, and was to mature on October 31, 2003. However, on June 30, 2003, the Company renewed the $7,000 line of credit until May 31, 2004. The Canopy guarantee was to mature on November 30, 2003, but on June 30, 2003, Canopy extended the $7,000 letter of credit until June 30, 2004. The Comerica Loan Agreement contains negative covenants placing restrictions on the Company’s ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. Besides the negative covenants, the Comerica Loan Agreement does not contain any other covenants that restrict the Company’s ability to borrow. Although the Company is currently in compliance with all of the terms of the Comerica Loan Agreement, and believes that it will remain in compliance, there can be no assurance that it will be able to borrow under the Comerica Loan Agreement. Upon an event of default, Comerica may terminate the Comerica Loan Agreement and declare all amounts outstanding immediately due and payable. As of July 5, 2003, there was $1,740 outstanding under the Comerica Loan Agreement.

6.	Net Loss per share

The following table sets forth the computation of basic and diluted net loss per share:

	THREE MONTHS ENDED

	JULY 5,	JULY 6,
	2003	2002

Numerator:
Net loss	$(2,857)	$(10,565)

Denominator:
Denominator for net loss per share, basic and diluted weighted-average shares used in per share computations	32,974	32,742

Net loss per share, basic and diluted	$(0.09)	$(0.32)

Options and warrants to purchase 10,286 shares of common stock were outstanding at July 5, 2003, but were not included in the computation of diluted loss per share for the three months ended July 5, 2003, because the effect would be antidilutive.

Options and warrants to purchase 12,780 shares of common stock were outstanding at July 6, 2002, but were not included in the computation of diluted loss per share for the three months ended July 6, 2002, because the effect would be antidilutive.

7.	Business Segment and International Information

The Company is a systems integrator providing storage solutions for the mid-range enterprise market. The Company’s reportable business segments are based upon geographic areas. The Company’s operations are structured to achieve consolidated objectives. As a result, significant interdependence and overlap exists among the Company’s geographic areas. Accordingly, revenue, operating loss and identifiable assets shown for each geographic area may not be the amounts which would have been reported if the geographic areas were independent of one another.

Revenue and transfers between geographic areas are generally priced to recover cost, plus an appropriate mark-up for profit. Operating loss is revenue less cost of revenues and direct operating expenses.

A summary of the Company’s operations by geographic area is presented below:

	THREE MONTHS ENDED

	JULY 5, 2003	JULY 6, 2002

Revenue:
United States	$8,701	$9,239
Europe	9,077	8,800

Total revenue	$17,778	$18,039

Operating loss:
United States	$(2,253)	$(9,198)
Europe	(295)	(1,378)

Total operating loss	$(2,548)	$(10,576)

	JULY 5, 2003	APRIL 5, 2003

Identifiable assets:
United States	$16,466	$25,078
Europe	17,569	14,294

Tangible assets	34,035	39,372
Goodwill – United States	3,059	3,059
Goodwill – Europe	2,125	2,125

Total assets	$39,219	$44,556

8.	Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued Statement 143, “Accounting for Asset Retirement Obligations,” addressing financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Statement 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Statement 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted Statement 143 in the first quarter of fiscal year 2004. The adoption did not have a material impact on the results of its operations, financial position, or liquidity.

9.	Comprehensive Loss

The components of comprehensive loss are as follows:

	THREE MONTHS ENDED

	JULY 5, 2003	JULY 6, 2002

Net loss	$(2,857)	$(10,565)
Foreign currency translation adjustment	458	133

Total comprehensive loss	$(2,399)	$(10,432)

10.	Related Party Transactions

In the normal course of business, the Company sells goods and services to Center 7, Inc. (“Center 7”), a subsidiary of Canopy. Goods and services sold to Center 7 in the first quarter of fiscal years 2004 and 2003 were $58 and $26, respectively. Effective March 1, 2003, the Company outsourced its non-prime time domestic Customer Response Center (“CRC”) hours of operations to Center 7 for a fixed monthly charge of $3. Currently, the Company is in negotiations with Center 7 to outsource its prime time domestic CRC hours of operations.

Ralph J. Yarro, III, one of the Company’s Directors, is also a Director, President and Chief Executive Officer of Canopy. Darcy G. Mott, one of the Company’s Directors, is also a Vice President, Treasurer and Chief Financial Officer of Canopy. Canopy beneficially owns approximately 44% of the Company’s outstanding common stock. At July 5, 2003 and April 5, 2003, there was no outstanding balance due from Center 7.

11.	Litigation

Between July and September 2000, several complaints were filed in the United States District Court for the Central District of the California against the Company and several current or former officers seeking unspecified damages for its alleged violation of the Securities Exchange Act of 1934, as amended, by failing to disclose certain adverse information primarily during fiscal year 2000. On or about December 5, 2000, the several complaints were consolidated as In re MTI Technology Corp. Securities Litigation II.

On October 17, 2002, the parties reached a tentative settlement in principle of this action. On or about December 3, 2002, the parties executed and submitted to the court for preliminary approval their agreement to settle the litigation. On May 19, 2003, the District Court preliminarily approved the settlement. On July 28, 2003, the District Court gave final approval of the settlement, all but $125 of which was paid by the Company’s insurers, in return for a release of all claims against the Company and the other defendants, and dismissed the litigation with prejudice. The settlement will not become final under its terms until the time to appeal from the dismissal has run.

The Company is also, from time to time, subject to claims and suits arising in the ordinary course of business. In its opinion, the ultimate resolution of these matters is not expected to have a materially adverse effect on its financial position, results of operations, or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements included in this report that are not historical or based on historical facts constitute “forward-looking statements”. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements, expressed or implied by these statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results.

Forward-looking statements include, but are not limited to, statements about our efforts in reselling EMC’s products, our restructuring activities and strategic shift, the ability of our securities to trade on any market or exchange system, settlement of litigation, revenue, margin, the effect of accounting changes, attempts to raise additional funds, MTI-branded product sales and changes in product mix, customers, reductions in research and development expenditures, foreign currency hedging activity, anticipated decreases in spending, dependence on new products and quarterly fluctuations. Our transition from a manufacturer to a storage solution provider and focus of sales efforts on the mid-range enterprise market may not be successful. We may fail to achieve anticipated revenue levels and efficiencies of operation. There can be no assurance that we will be successful with our new operating strategy, that we will be able to retrain our employees in an expeditious manner or to hire employees during this period of strategy shift. Estimates made in connection with our critical accounting policies may differ from actual results. Given these uncertainties, investors in our common stock are cautioned not to place undue reliance on our forward-looking statements. The forward-looking statements in this report speak only as of the date of this report and we do not undertake to revise or update any of them. We urge you to review and carefully consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission. Additional information on potential factors that could affect our business or financial results or condition is included in our Annual Report on Form 10-K, as amended, for the year ended April 5, 2003.

Overview

We are a system integrator providing storage solutions for the mid-range enterprise market. Historically, we partnered with independent storage technology companies to develop, integrate and maintain high-performance, high-availability storage solutions for the mid-range and Global 2000 companies worldwide. We continue to service select third party hardware and software, and our Professional Services organization provides planning, consulting and implementation support for storage products from other leading vendors. We believe that there is significant value in creating, integrating, implementing and providing umbrella services around these various technologies as there is in developing the raw technology. On March 31, 2003, we entered into a reseller agreement with EMC, a world leader in information storage systems, software, networks and services, and have become a reseller and service provider of EMC Automated Networked Storage™ systems and software. Although we intend to focus primarily on EMC products, we will continue to support and service our customers that continue to use our MTI-branded RAID controller technology and our partnered independent storage technology. We believe that we can differentiate ourselves through our ability to offer umbrella services on a wide range of storage products covering online storage, replicated site environments and data protection from leading technology companies. We sell our solutions and services to Global 2000 companies for their data center computing environments.

Under the terms of the EMC reseller agreement, we will combine our core services capabilities including storage networking assessment, installation, resource management and enhanced data protection with the complete line of EMC Automated Networked Storage systems and software, with a focus on the CLARiiON® family of systems. We are developing and implementing solutions that incorporate a broad array of third party products which, we believe, are the finest commercial technologies available to meet customer requirements in the areas of Storage Area Networks, Network Attached Storage, high-availability systems for enhanced business continuance, data protection systems incorporating enhanced backup and recovery, Hierarchical Storage Management (“HSM”), archiving and tape automation while minimizing our past dependencies on MTI-branded RAID controller technology. We also enhance the value of our storage solutions through our 24x7x365 support and service infrastructure, which includes an international network of over 130 on-site field engineers, a solution and integration test laboratory, and our global call response centers.

The total storage solutions that we deliver to the market are generally compatible with Sun Solaris, HP-UX, Windows NT, Novell Netware, IBM AIX, and Linux operating systems. Having the ability to work on these operating platforms enables us to meet varied customer demands. Our customers represent a cross-section of industries and governmental agencies and range from small businesses to Fortune 500 companies. No single customer accounted for more than ten percent of total revenue during the first quarter of fiscal 2004.

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

In the first quarter of fiscal year 2004, we recorded a $0.04 million restructuring charge due to lower than anticipated lease payments from sub-lessees in our Sunnyvale, California facility.

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

Critical Accounting Policies

The section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities and revenues and expenses as of the date of our financial statements.

We based our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and could potentially produce materially different results under different assumptions and conditions. For a detailed discussion of the application of the following critical accounting policies and other accounting policies, see notes to the consolidated financial statements on our Form 10-K for the year ended April 5, 2003.

Revenue recognition. We record sales of our equipment after the inventories have cleared customs, if necessary, and upon pick-up by a common carrier for Free On Board (“FOB”) origin shipments. For FOB destination shipments, sales are recorded upon delivery to the customer. Sales are recorded net of an allowance for estimated returns, as long as no significant post-delivery obligations exist and collection of the resulting receivable is probable and the sales price is fixed or determinable. Generally, product sales are not contingent upon customer testing, approval and/or acceptance. However, if sales require customer acceptance or include post-delivery obligations, revenue is recognized upon customer acceptance or fulfillment of any post delivery obligations. We record revenue from equipment maintenance contracts as deferred income when billed and we recognize the revenue as earned over the period in which the services are provided, primarily straight-line over the term of the contract. We accrue for warranty expense at the time revenue is recognized and maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes.

We apply Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” whereby revenue is recognized from software licenses, provided the software has been delivered to the customer, persuasive evidence of an arrangement exists, the price charged to the customer is fixed or determinable and there are no significant obligations on our part related to the sale and the resulting receivable is deemed collectible, net of an allowance for returns, cancellations and maintenance, including vendor, and post-contract support obligations. We recognize revenue from maintenance agreements ratably over the term of the related agreement. Maintenance contracts are recorded as deferred income on the balance sheet. Revenue from consulting and other software-related services is recognized as the services are rendered.

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

Income taxes. We are required to estimate our income taxes which includes estimating our current income taxes as well as measuring the temporary differences resulting from different treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets or liabilities. We apply Statement of Financial Accounting Standards No.(Statement) 109, “Accounting for Income Taxes”; under the asset and liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse, net of a valuation allowance. We have recorded a full valuation allowance against our deferred tax assets as management has determined that it is more likely than not that these assets will not be utilized. In the event that actual results differ from our estimates, our provision for income taxes could be materially impacted.

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

	FOR THE THREE MONTHS ENDED

	JULY 5,	JULY 6,
	2003	2002

Net product revenue	46.8%	39.5%
Service revenue	53.2	60.5

Total revenue	100.0	100.0
Product gross profit (loss)	19.5	(38.0)
Service gross profit	32.4	34.4

Gross profit	26.4	5.8
Selling, general and administrative	36.1	43.4
Research and development	4.4	15.2
Restructuring charges	0.2	5.8

Operating loss	(14.3)	(58.6)
Interest and other income (expense), net	(0.2)	0.2
Gain (loss) on foreign currency transactions	(1.6)	—
Income tax expense	—	0.2

Net loss	(16.1)%	(58.6)%

Net Product Revenue: Net product revenue for the first quarter of fiscal year 2003 increased $1.2 million, or 16.7% from the same quarter of the prior year. This increase was due to a $1.0 million, or 33.6% increase in domestic product revenue, and a $0.2 million, or 5.5% increase in international product revenue. In terms of product mix on a worldwide basis, this increase was the result of increased revenue of $1.1 million from server products and $0.2 million from tape related software products, offset by decreased revenue of $0.1 million from tape libraries products. The increase in server products revenue was attributable to the sales of EMC products which generally have a higher average selling price than our proprietary products. We ended our first quarter of fiscal year 2004 with an order backlog of $2.4 million.

Service Revenue: Service revenue for the first quarter of fiscal year 2004 decreased by $1.5 million, or 13.3% from the same quarter of the prior year. This decrease was attributable to decreased maintenance revenue of $1.4 million and decreased consulting revenue of $0.1 million. The decrease in maintenance revenue is primarily due to the expiration of maintenance contracts without offsetting renewed and new maintenance contracts. We attribute the lower number of renewals to the loss of customers to our competitors, customers that have updated their technology which is now covered by warranty, and customers that have ceased operations. The decrease in consulting is primarily attributable to the loss of customers requiring the service. Historically, our consulting revenue was concentrated in relatively few accounts. We now offer products that are more widely-accepted in the marketplace and we believe that our consulting revenue will track closely to our product revenue. During the fourth quarter of fiscal year 2003, we changed our Service and Business Systems operations throughout the world to operate under one leadership in an attempt to minimize duplication of costs, increase efficiencies and exploit successful operations. Even though service revenue has been declining, it remains our foundation and provides more than 50% of our gross profit. For proprietary hardware products, we provide our customers with a warranty against defects for one year domestically and for two years internationally. Subsequent to the end of fiscal year 2003, we became a reseller and service provider of EMC Automated Networked Storage Systems and software. Currently, we are selling most EMC hardware products with up to 2-year 24x7x365 warranties and EMC software products with 90-day warranties. As a result, the number of service contracts associated with those hardware product sales is expected to decline, especially within the next twelve months. Thus, depending upon the conversion of our current customer base to EMC products from MTI proprietary products, service revenues may decrease. EMC has traditionally experienced 30% of customers who purchase EMC hardware products also purchase EMC software products. Since EMC software products come with 90-day warranties, we believe that selling EMC software products will help offset loss maintenance revenue from EMC products sales. Also, as sales of EMC products increase, we expect that sales of back-up products, which are not a part of the EMC reseller agreement, will increase. The back-up products carry shorter warranty periods, thus providing us an opportunity to increase the number of maintenance contracts entered into. Despite focusing on EMC products, we will continue to support and service our customers that continue to use our MTI-branded RAID controller technology and our partnered independent storage technology. We believe that we can differentiate ourselves through our ability to offer umbrella services on a wide range of storage products covering online storage, replicated site environments and data protections from the leading technology companies. In addition, we became a member of the EMC Authorized Services Network and will provide end-to-end service for EMC’s CLARiiON family of systems. We also enhance the value of our storage solutions through our 24x7x365 support and service infrastructure, which includes an international network of over 130 on-site field engineers and a solution and integration test laboratory, and our global call response centers.

Product Gross Profit (Loss): We generated a product gross profit of $1.6 million for the first quarter of fiscal year 2004, as compared to a product gross loss of $2.7 million for the same quarter of the preceding year. This increase was primarily due to reduced inventory charges from $2.3 million in the first quarter of fiscal year 2003 to $0.5 million in the first quarter of fiscal year 2004, favorable change in product mix and reduced manufacturing costs since we have eliminated domestic manufacturing activities. In the first quarter of fiscal year 2004, we sold more server products than library and software products, and server products generally generate higher margins than library and software products.

Service Gross Profit: Service gross profit was $3.1 million for the first quarter of fiscal year 2004, a decrease of $0.7 million, or 18.2% from the same period of the previous year. We attribute the decreases in service gross profit to a 23.5% decrease in domestic field service revenue, particularly maintenance revenue with a relatively fixed cost structure. In an effort to improve our service gross profit, the following actions were taken:

•	As of March 31, 2003, we have become part of EMC’s Authorized Service Network. As a result, we will be part of a worldwide-network of professional service organizations enabling us to offer enhanced service and consulting capabilities to our customers;

•	Effective March 1, 2003, we outsourced our non-prime time domestic CRC hours of operations to Center 7, Inc., a related party, for a fixed monthly charge of $0.003 million. Currently, we are in negotiations with Center 7 to outsource our prime time domestic CRC hours of operations. To benefit from fixed price repairs, we also outsourced our parts repair center. Our logistics function is now focused on the supply of spare parts to field personnel.

Selling, General and Administrative: Selling, general and administrative expenses for the first quarter of fiscal year 2004 decreased $1.4 million, or 17.9% over the same quarter of the preceding year. The decrease was primarily due to a $0.5 million decrease in salary and benefit expenses resulting from reduced headcount, a $0.4 million decrease in fixed charges such as rent, utilities, property taxes, depreciation expense, a $0.2 million decrease in marketing and promotional expenses, a $0.1 million decrease in supplies expenses, and a $0.6 million decrease in legal, banking, consulting and professional service fees. These decreases were partially offset by a $0.4 million increase in bad debt expense.

Research and Development: Research and development expenses for the first quarter of fiscal year 2004 decreased $2.0 million, or 71.7% over the same quarter of the preceding year. This decrease was primarily attributable to a $0.7 million decrease in loss on disposal of fixed assets no longer in use, a $0.6 million decrease in salary and benefit expenses resulting from headcount reductions and a $0.4 million decrease in project costs, a $0.2 million decrease in depreciation expense, and a $0.1 million decrease in consulting and professional service fees. We recorded a $0.007 million of loss on disposal of fixed assets during the first quarter of fiscal year 2004, as compared to $0.7 million of loss on disposal of fixed assets for the same quarter of the preceding year. As part of our new strategy to shift from a producer of proprietary products to a reseller of EMC products, we determined that EMC’s research and development function overlap the integration and testing function that we used to perform. Therefore, we decided not to invest further on research and development activities and, as a result, our project costs decreased.

Restructuring: In the first quarter of fiscal year 2004, we recorded a $0.04 million restructuring charge due to lower than anticipated lease payments from sub-lessees in our

Sunnyvale, California facility. The amount accrued for restructuring activities as of July 5, 2003, was as follows:

Abandoned facilities:
Balance as of April 5, 2003	$2,931
Add: Current quarter restructuring charges	40
Less: Current quarter utilization	(258)

Balance as of July 5, 2003	$2,713

Interest and Other Income (Expense), Net: Other expense, net for the first quarter of fiscal year 2004 was $0.03 million, as compared to a net income of $0.03 million for the same quarter of the preceding year. The decrease was due to the absence of a gain on sales of certain investments, offset by reduced interest expense.

Gain (loss) on foreign currency transactions: We recorded $0.3 million in foreign exchange loss during the first three months of fiscal year 2004, as compared to $0.008 million in foreign exchange gain in the same period of the prior year. In the prior year, in order to minimize the risk of foreign exchange loss, we entered into foreign currency forward contracts. However, in order to conserve cash, we ended our hedging program in May 2003 which led to an increased foreign currency loss.

Income Tax Expense: The income tax expense for the first quarter of fiscal year 2004 was $0.006 million, as compared to an income tax expense of $0.03 million for the same period of the prior year.

Liquidity and Capital Resources

We had cash and cash equivalents of $6.6 million as of July 5, 2003. Decreases in cash and cash equivalents of $3.2 million from April 5, 2003, were primarily due to cash used in operating activities. Operating activities used cash of $3.7 million in the first quarter of fiscal year 2004, which was attributable to the net loss of $2.9 million coupled with $0.8 million in non-cash adjustments and changes in assets and liabilities primarily consisting of deferred income, accounts receivable, and accounts payable. As of August 11, 2003, we had cash and cash equivalents of approximately $5.0 million.

Net cash used by investing activities was $ 0.2 million due to leasehold improvements and purchases of software.

Net cash used by financing activities was $0.01 million due to payments of capital leases of $0.04 million, partially offset by cash provided by the issuance of equity securities of $0.03 million.

Due to recurring decreases in revenues, we are operating at lower accounts receivable levels, resulting in reduced available working capital. As of July 5, 2003, we had no working capital, as compared to working capital of $2.1 million at April 5, 2003; However, we have $5.3 million available on our Comerica line of credit.

We believe our relationship with EMC will be successful and, as a result, the relationship will position us to grow product revenue in the mid-range storage market. In the first quarter of fiscal year 2004, we experienced an increase of $1.2 million in net product revenue, as compared to the same quarter of the prior year. In this new relationship, sales order backlog could become significant. As of July 5, 2003, our order backlog was $2.4 million. EMC ends its fiscal quarters a week ahead of us and a significant portion of our sales generally occur in the last month and weeks of a given quarter. Consequently, if EMC is unable to assemble, test and ship orders on a timely basis or if all orders received within one quarter are shipped leaving no backlog for future quarters, our quarter-to-quarter performance could be negatively affected.

The Company’s principal source of liquidity is cash and cash equivalents, cash flows from operations and the Comerica line of credit under the Comerica loan agreement, which was to mature on October 31, 2003. However, on June 30, 2003, the Company renewed the $7.0 million line of credit until May 31, 2004. The line of credit is secured by a letter of credit that is guaranteed by Canopy. The Canopy guarantee was to mature on November 30, 2003, but on June 30, 2003, Canopy extended the $7.0 million letter of credit until June 30, 2004. The Comerica line of credit only contains negative covenants; it does not contain any operating covenant that restricts our ability to borrow. We believe that revenues and margins are at sustainable levels and uses of working capital coupled with the borrowing ability under the Comerica line of credit, is adequate to fund operations for at least the next twelve months. However, in general, resellers of third party manufactured products sell such products at margins significantly lower than would be experienced if they were the original manufacturers of the products. As product margins decrease, there is a need to sell substantially more products to achieve the same product margin dollars. Additionally, under the EMC agreement, products other than software are generally sold with a two-year warranty and, therefore we expect that our service revenue base will decrease as a result. If we are not able to renew the existing service contracts, we expect that our cash receipts will decrease. If product revenues and margins continue to decrease or we are not able to replace expiring service maintenance contracts with other forms of service revenues and/or are not able to reduce our operating expenses, we may have to seek additional financing alternatives such as additional bank borrowings and/or public or private offerings of equity or debt securities. No assurance can be given that additional sources of financing will be available or that if available, such financing will be on terms favorable to us. If additional sources of financing are not available, we intend to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that such measures would be successful.

The following represents a comprehensive list of our contractual obligations and commitments as of July 5, 2003:

	Payments Due by Period (in millions)

	Total	2004	2005	2006	2007	2008	Thereafter

Note Payable	$1.74	—	$1.74	—	—	—	—
Capital and Operating Lease Obligations	9.21	2.96	3.13	1.73	0.85	0.40	0.14

	$10.95	$2.96	$4.87	$1.73	$0.85	$0.40	$0.14

Loan Agreement

In November 2002, we entered into an agreement with Comerica Bank for a $7.0 million line of credit at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by Canopy. Canopy’s guarantee was to mature on November 30, 2003, but on June 30, 2003, Canopy extended the $7.0 million letter of credit until June 30, 2004. The Comerica Bank loan agreement was to mature on October 31, 2003. However, on June 30, 2003, we received a renewal on the $7.0 million line of credit until May 31, 2004.

The Comerica Bank loan agreement contains negative covenants placing restrictions on our ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. Although we are currently in compliance with all of the terms of the Comerica Bank loan agreement, and believe that we will remain in compliance, there can be no assurance that we will be able to borrow under the Comerica Bank loan agreement. Upon an event of default, Comerica Bank may terminate the Comerica Bank loan agreement and declare all amounts outstanding immediately due and payable. As of July 5, 2003, there was $1.7 million outstanding under the Comerica Bank loan agreement. If our product and service revenue and related margins decline further, there could be an adverse effect on cash flow and working capital. Should that occur, there can be no assurance that existing or additional financing sources would be available.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our European operations transact in foreign currencies which exposes us to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound sterling and the Euro. We have utilized and may continue to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks. In order to conserve cash, we decided to end our hedging program as of the end of May 2003. As of July 5, 2003, we had no outstanding forward contracts. Should we decide to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks, there can be no assurance that such actions will successfully reduce our exposure to financial market risks.

Our exposure to short-term interest rate fluctuations is limited to our short-term borrowings under our line of credit. Our line of credit allows borrowings up to $7.0 million and, if fully utilized, a 1% increase in interest rates would increase annual interest expense by $0.07 million.

ITEM 4 — DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

Between July and September 2000, several complaints were filed in the United States District Court for the Central District of the California against the Company and several current or former officers seeking unspecified damages for its alleged violation of the Securities Exchange Act of 1934, as amended, by failing to disclose certain adverse information primarily during fiscal year 2000. On or about December 5, 2000, the several complaints were consolidated as In re MTI Technology Corp. Securities Litigation II.

On October 17, 2002, the parties reached a tentative settlement in principle of this action. On or about December 3, 2002, the parties executed and submitted to the court for preliminary approval their agreement to settle the litigation. On May 19, 2003, the District Court preliminarily approved the settlement. On July 28, 2003, the District Court gave final approval of the settlement, all but $125,000 of which was paid by the Company’s insurers, in return for a release of all claims against the Company and the other defendants, and dismissed the litigation with prejudice. The settlement will not become final under its terms until the time to appeal from the dismissal has run.

The Company is also, from time to time, subject to claims and suits arising in the ordinary course of business. In its opinion, the ultimate resolution of these matters is not expected to have a materially adverse effect on its financial position, results of operations, or liquidity.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

See index to Exhibits on page 21 of this report

(b)	Reports on Form 8-K:

A Current Report on Form 8-K, dated April 7, 2003, was filed during the first quarter of 2004 to announce that the Company will sell and service EMC Automated Networked Storage Systems and Software.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of August 2003.

MTI TECHNOLOGY CORPORATION

By:	/s/ Mark A. Franzen Mark A. Franzen Chief Financial Officer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.75	Sublease Agreement dated June 30, 2003, between Xyratex International Inc. and the Company.

10.76	Memorandum of Understanding dated June 26, 2003, between Xyratex Technology Limited and the Company.

10.77	Software License Agreement dated July 7, 2003, between Xyratex International Inc. and the Company.

10.78	Solution Provider Agreement dated May 7, 2003, between Falconstor Software, Inc. and the Company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.