Form 10-Q
period 2003-10-04
MTI TECHNOLOGY CORP
filed 2003-11-18
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2003

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

     The number of shares outstanding of the issuer’s common stock, $.001 par value, as of October 4, 2003 was 33,291,202.

MTI TECHNOLOGY CORPORATION
INDEX

PART I

FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	October 4,	April 5,
	2003	2003

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$3,509	$9,833
Accounts receivable, less allowance for doubtful accounts and sales returns of $1,091 and $2,266 at October 4, 2003 and April 5, 2003, respectively	18,045	13,913
Inventories	6,256	8,297
Prepaid expenses and other receivables	4,552	4,330

Total current assets	32,362	36,373
Property, plant and equipment, net	2,019	2,833
Goodwill, net	5,184	5,184
Other	230	166

	$39,795	$44,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,000	$1,740
Current portion of capital lease obligations	169	161
Accounts payable	10,401	8,562
Accrued liabilities	7,322	7,321
Accrued restructuring charges	2,256	2,931
Deferred revenue	11,494	13,587

Total current liabilities	33,642	34,302
Capital lease obligations, less current portion	193	286
Other	947	994

Total liabilities	34,782	35,582

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding, none	—	—
Common stock, $.001 par value; authorized 80,000 shares; issued (including treasury shares) and outstanding 33,291 and 32,969 shares at October 4, 2003 and April 5, 2003, respectively	33	33
Additional paid-in capital	135,111	134,931
Accumulated deficit	(126,864)	(122,282)
Accumulated other comprehensive loss	(3,267)	(3,708)

Total stockholders’ equity	5,013	8,974

	$39,795	$44,556

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	OCTOBER 4,	OCTOBER 5,	OCTOBER 4,	OCTOBER 5,
	2003	2002	2003	2002

Net product revenue	$11,208	$11,140	$19,536	$18,274
Service revenue	9,318	11,180	18,768	22,085

Total revenue	20,526	22,320	38,304	40,359

Product cost of revenue	9,533	8,026	16,235	17,868
Service cost of revenue	6,565	7,269	12,949	14,428

Total cost of revenue	16,098	15,295	29,184	32,296

Gross profit	4,428	7,025	9,120	8,063

Operating expenses:
Selling, general and administrative	6,447	7,079	12,871	14,904
Research and development	—	828	776	3,571
Restructuring charges	(251)	—	(211)	1,046

Total operating expenses	6,196	7,907	13,436	19,521

Operating loss	(1,768)	(882)	(4,316)	(11,458)

Interest and other income (expense), net	(34)	1,022	(64)	1,051
Gain (loss) on foreign currency transactions	77	16	(196)	24

Income (loss) before income taxes	(1,725)	156	(4,576)	(10,383)
Income tax expense	—	23	6	49

Net income (loss)	$(1,725)	$133	$(4,582)	$(10,432)

Net income (loss) per share:
Basic and diluted	$(0.05)	$0.00	$(0.14)	$(0.32)

Weighted-average shares used in per share computations:
Basic	33,151	32,815	33,063	32,778

Diluted	33,151	32,829	33,063	32,778

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED

	OCTOBER 4,	OCTOBER 5,
	2003	2002

Cash flows from operating activities:
Net loss	$(4,582)	$(10,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	866	1,750
Provision for (recovery of) sales returns and losses on accounts receivable, net	43	(462)
Gain on sale of investment	—	(1,070)
Provision for excess and obsolete inventory	448	3,205
Loss on disposal of fixed assets	223	952
Restructuring charges	(211)	1,046
Non-cash compensation from issuance of option/warrant	2	(15)
Changes in assets and liabilities:
Accounts receivable	(4,275)	5,732
Inventories	1,571	2,461
Prepaid expenses, other receivables and other assets	(372)	742
Accounts payable	1,789	(2,638)
Accrued and other liabilities	(2,694)	(4,611)

Net cash used in operating activities	(7,192)	(3,340)

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(264)	(115)
Proceeds from the sale of investment	—	1,070
Proceeds from the sale of property, plant and equipment	53	7

Net cash provided by (used in) investing activities	(211)	962

Cash flows from financing activities:
Borrowings under line of credit	460	2,750
Proceeds from issuance of common stock, treasury stock and exercise of options and warrants	178	48
Repayment of notes payable	—	(1,900)
Repayment of line of credit	(200)	(1,065)
Payment of capital lease obligations	(85)	(66)

Net cash provided by (used in) financing activities	353	(233)

Effect of exchange rate changes on cash	726	393

Net decrease in cash and cash equivalents	(6,324)	(2,218)
Cash and cash equivalents at beginning of period	9,833	8,420

Cash and cash equivalents at end of period	$3,509	$6,202

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$95	$88
Income taxes	28	34

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – amounts in thousands)

1.	Summary of Significant Accounting Policies

Company

The Company is a systems integrator focusing on providing end-to-end business solutions in the storage marketplace. During fiscal year 2003, the Company was a provider of enterprise storage solutions focusing on the mid-range market. The Company refocused its strategy from being a developer of MTI-branded RAID controller technology to being a storage solutions provider for the mid-range enterprise market. The Company partnered with independent storage technology companies to develop, integrate and maintain high-performance, high-availability storage solutions for the mid-range and Global 2000 companies worldwide. The Company also serviced select third party hardware and software, and its Professional Services organization provided planning, consulting and implementation support for storage products from other leading vendors. The Company believes that there is value in creating, integrating, implementing and providing umbrella services around these various technologies as there is in developing the raw technology. On March 31, 2003, the Company entered into a reseller agreement with EMC, a world leader in information storage systems, software, networks and services, and has become a reseller and service provider of EMC Automated Networked Storage™ systems and software. Although the Company will be focusing primarily on EMC products, it will continue to support and service current customers’ MTI-branded RAID controller technology and its partnered independent storage technology.

Overview

The interim condensed consolidated financial statements included herein have been prepared by MTI Technology Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended April 5, 2003. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of October 4, 2003, the results of operations for the three and six month periods ended October 4, 2003 and October 5, 2002, and cash flows for the six month periods ended October 4, 2003 and October 5, 2002. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

References to amounts are in thousands, except per share data, unless otherwise specified. Certain prior year amounts have been reclassified to conform with the fiscal 2004 presentation.

Revenue recognition.

The Company records sales of its proprietary products and EMC products that are initiated by MTI sales-force after the inventories have cleared customs, if necessary, and upon pick-up by a common carrier for Free On Board (“FOB”) origin shipments. For FOB destination shipments, sales are recorded upon delivery to the customer. Sales are recorded net of an allowance for estimated returns, as long as no significant post-delivery obligations exist and collection of the resulting receivable is probable and the sales price is fixed or determinable. Generally, product sales are not contingent upon customer testing, approval and/or acceptance. However, if sales require customer acceptance or include post-delivery obligations, revenue is recognized upon customer acceptance or fulfillment of any post delivery obligations. The Company records revenue from equipment maintenance contracts as deferred revenue when billed and it recognizes the revenue as earned over the period in which the services are provided, primarily straight-line over the term of the contract.

The Company considers sales contracts that include a combination of systems, software or services to be multiple deliverable arrangements. Revenue recognition with multiple deliverables whereby software is incidental to the overall product solution is governed by EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” An item is considered a separate element if it involves a separate earnings process. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company employs the residual method, whereby it defers the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Discounts are allocated only to the delivered elements. Fair value is determined by examining renewed service contracts and based upon the price charged when the element is sold separately or prices provided by vendors if sufficient standalone sales information is not available. Undelivered elements typically include installation, training, warranty, maintenance and professional services.

For sales transactions that include software products which are more than incidental to the overall product solution, the Company applies Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” whereby the residual method is employed. Revenue is recognized from software licenses, provided the software has been delivered to the customer, persuasive evidence of an arrangement exists, the price charged to the customer is fixed or determinable and there are no significant obligations on its part related to the sale and the resulting receivable is deemed collectible, net of an allowance for returns and cancellations. The Company recognizes revenue from maintenance agreements ratably over the term of the related agreement. Maintenance contracts are recorded as deferred revenue on the balance sheet. Revenue from consulting and other software-related services is recognized as the services are rendered.

MTI’s customers who own its products and intend to purchase EMC’s CLARiiON family of systems have an option to trade-in those products. EMC has agreed to give the customer a credit for MTI products upon receiving those products back from the customers and apply those credits toward the purchase of their systems. Since sales contracts consist of multiple elements, the revenue recognition is governed by EITF 00-21. Credits assigned to the trade-in items are considered as discounts and are allocated to the delivered elements. Thus, product revenue from trade-in transactions is recognized net of trade-in value.

The Company considers sales transactions that are initiated by EMC and jointly negotiated and closed by EMC and MTI’s sales-force as Partner Assisted Transactions (“PATs”). The Company recognizes revenue from PATs on a gross basis because it bears the risk of returns and collectability of the full accounts receivable. Product revenue of the delivered items is recorded at residual value upon pick-up by a common carrier for Free On Board (“FOB”) origin shipments. For FOB destination shipments, product revenue is recorded upon delivery to the customer. If the Company subcontracts the undelivered items such as maintenance and professional services to EMC, it records the costs of those items as deferred costs and amortizes the costs using the straight-line method over the life of the contract. The Company defers the revenue for the undelivered items at fair value based upon contracted prices with EMC according to EITF 00-21. At times, MTI’s customers prefer to enter into service agreements directly with EMC. In this instance, the Company assigns the obligation to perform services to EMC and, therefore, it does not record revenue nor defer any costs related to the services. Finally, upon assignment of maintenance and professional services to EMC, EMC may elect to subcontract the professional services to MTI. In this case, the Company defers the revenue for the professional services at fair value according to EITF 00-21.

Accounting for stock-based compensation

The Company accounts for its stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. (Statement) 123, “Accounting for Stock Based Compensation.” APB 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statement of operations using the straight-line method over the vesting period for fixed awards. Under Statement 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Statement 148 amends Statement 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company adopted the disclosure provisions of Statement 148 as of April 5, 2003 and continues to follow APB 25 for stock-based employee compensation.

The following table shows pro forma net loss as if the fair value method of Statement 123 had been used to account for stock-based compensation expense (unaudited):

	THREE MONTHS ENDED		SIX MONTHS ENDED

	OCTOBER 4,	OCTOBER 5,	OCTOBER 4,	OCTOBER 5,
	2003	2002	2003	2002

Net income (loss), as reported	$(1,725)	$133	$(4,582)	$(10,432)
Add (deduct): Stock-based employee compensation expense included in reported net loss, net of related tax effects	2	(15)	2	(15)
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,461)	(2,338)	(3,084)	(5,135)

Pro forma net loss	$(3,184)	$(2,220)	$(7,664)	$(15,582)

Net income (loss) per share:
Basic and diluted, as reported	$(0.05)	$0.00	$(0.14)	$(0.32)

Basic and diluted, pro forma	$(0.10)	$(0.07)	$(0.23)	$(0.48)

The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The following represents the weighted-average fair value of options granted and the assumptions used for the calculations:

	THREE MONTHS ENDED		SIX MONTHS ENDED

	OCTOBER 4,	OCTOBER 5,	OCTOBER 4,	OCTOBER 5,
	2003	2002	2003	2002

Weighted-average fair value of options granted	$1.2025	$0.3063	$1.1894	$0.4807
Expected volatility	0.9914	1.4856	0.8593	1.4856
Risk-free interest rate	3.1200	2.7800	2.6300	2.7800
Expected life (years)	5.0000	5.0000	5.0000	5.0000
Dividend yield	—	—	—	—

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

During the first quarter of fiscal year 2003, the Company recorded an additional restructuring charge of $1,046 which consisted of charges of $545 related to a headcount reduction of 39 employees, or 15% of the Company’s workforce, and $501 related to the disposal or abandonment of fixed assets. Of the 39 employees terminated, 14, 3, 6, 1, 14, and 1 were from the Sales, Marketing, General and Administrative, Customer Service, Research and Development, and Manufacturing departments, respectively. The cash outflow of the restructuring charge was $545 related to severance, which was paid during fiscal year 2003.

In the first quarter of fiscal year 2004, the Company recorded an additional $40 restructuring charge due to lower than anticipated lease payments from sub-lessees in its Sunnyvale, California facility.

In the second quarter of fiscal year 2004, The Company reversed $251 of the restructuring charge due to higher than anticipated lease payments and usage of space from sub-lessees in our Westmont, Illinois facilities.

The amount accrued for restructuring activities as of October 4, 2003, was as follows:

Abandoned facilities (unaudited):
Balance as of April 5, 2003	$2,931
Year-to-date adjustment to restructuring charges	(211)
Year-to-date utilization	(464)

Balance as of October 4, 2003	$2,256

3.	Inventories

Inventories consist of the following:

	OCTOBER 4,	APRIL 5,
	2003	2003

	(unaudited)
Raw materials	$8,849	$10,592
Work-in-process	83	296
Finished goods	3,056	4,163

	11,988	15,051
Less: Inventory reserves	(5,732)	(6,754)

	$6,256	$8,297

4.	Accrued Liabilities

Accrued liabilities consist of the following:

	OCTOBER 4,	APRIL 5,
	2003	2003

	(unaudited)
Salaries and benefits	$2,396	$2,593
Commissions	216	234
Taxes	3,447	2,814
Warranty costs	796	876
Other	467	804

	$7,322	$7,321

Product warranties

For proprietary hardware products, the Company provides its customers with a warranty against defects for one year domestically and for two years internationally. Currently, the Company is selling most EMC Corporation (“EMC”) hardware products with up to 3-year 24x7x365 warranties and EMC software products with 90-day warranties. The Company accrues warranty expense at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. Upon expiration of the warranty, the Company may sell extended maintenance contracts to its customers. The Company records revenue from equipment maintenance contracts as deferred revenue when billed and it recognizes this revenue as earned over the period in which the services are provided, primarily straight-line over the term of the contract.

The changes in the Company’s warranty obligation are as follows:

Balance as of April 5, 2003	$876
Current period warranty charges	513
Utilization	(593)

Balance as of October 4, 2003	$796

5.	Line of Credit

In November 2002, the Company entered into an agreement (the “Comerica Loan Agreement”) with Comerica Bank (“Comerica”) for a $7,000 line of credit at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by the Canopy Group, Inc. (“Canopy”), the Company’s major stockholder. The line of credit was to mature on October 31, 2003. However, on June 30, 2003, the Company renewed the $7,000 line of credit until May 31, 2004. The Canopy guarantee was to mature on November 30, 2003, but on June 30, 2003, Canopy extended the $7,000 letter of credit until June 30, 2004. The Comerica Loan Agreement contains negative covenants placing restrictions on the Company’s ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. Besides the negative covenants, the Comerica Loan Agreement does not contain any other covenants that restrict the Company’s ability to borrow. Although the Company is currently in compliance with all of the terms of the Comerica Loan Agreement, and believes that it will remain in compliance, there can be no assurance that it will be able to borrow under the Comerica Loan Agreement. Upon an event of default, Comerica may terminate the Comerica Loan Agreement and declare all amounts outstanding immediately due and payable. As of October 4, 2003, there was $2,000 outstanding under the Comerica Loan Agreement.

6.	Net Loss per share

The following table sets forth the computation of basic and diluted net loss per share (unaudited):

	THREE MONTHS ENDED		SIX MONTHS ENDED

	OCTOBER 4,	OCTOBER 5,	OCTOBER 4,	OCTOBER 5,
	2003	2002	2003	2002

Numerator:
Net income (loss)	$(1,725)	$133	$(4,582)	$(10,432)

Denominator:
Denominator for net income (loss) per share, basic weighted-average shares used in per share computations	33,151	32,815	33,063	32,778
Dilutive options outstanding	—	14	—	—

Denominator for net income (loss) per share, diluted-adjusted weighted-average shares	33,151	32,829	33,063	32,778

Net income (loss) per share, basic and diluted	$(0.05)	$0.00	$(0.14)	$(0.32)

Options and warrants to purchase 10,083 shares of common stock were outstanding at October 4, 2003, but were not included in the computation of diluted loss per share for the three and six months ended October 4, 2003, because the effect would be antidilutive.

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

7.	Business Segment and International Information

The Company is a systems integrator providing storage solutions for the mid-range enterprise market and has one reportable business segment. The Company’s operations are structured to achieve consolidated objectives. As a result, significant interdependence and overlap exists among the Company’s geographic areas. Accordingly, revenue, operating loss and identifiable assets shown for each geographic area may not be the amounts which would have been reported if the geographic areas were independent of one another.

Revenues are generally priced to recover cost, plus an appropriate mark-up for profit. Operating loss is revenue less cost of revenues and direct operating expenses.

A summary of the Company’s operations by geographic area is presented below (unaudited):

	THREE MONTHS ENDED		SIX MONTHS ENDED

	OCTOBER 4,	OCTOBER 5,	OCTOBER 4,	OCTOBER 5,
	2003	2002	2003	2002

Revenue:
United States	$9,928	$12,472	$18,629	$21,711
Europe	10,598	9,848	19,675	18,648

Total revenue	$20,526	$22,320	$38,304	$40,359

Operating income (loss):
United States	$(959)	$(1,575)	$(3,212)	$(10,773)
Europe	(809)	693	(1,104)	(685)

Total operating loss	$(1,768)	$(882)	$(4,316)	$(11,458)

	OCTOBER 4,	APRIL 5,
	2003	2003

	(unaudited)
Identifiable assets:
United States	$16,595	$25,078
Europe	18,016	14,294

Tangible assets	$34,611	39,372
Goodwill – United States	3,059	3,059
Goodwill – Europe	2,125	2,125

Total assets	$39,795	$44,556

8.	Recently Adopted Accounting Pronouncements

The Emerging Issues Task force “EITF” recently reached a consensus on its tentative conclusions for EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003, with early application permitted. The Company adopted EITF 00-21 in the first quarter of fiscal year 2004. The adoption did not have a material impact on the results of its operations, financial position, or liquidity.

In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity for which this statement is effective for fiscal periods beginning December 15, 2003. The Company adopted Statement 150 in the second quarter of fiscal year 2004. The adoption did not have a material impact on the results of its operations, financial position, or liquidity.

In April 2003, the FASB issued Statement 149, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, which requires prospective application for contracts entered into or modified after June 30, 2003, except for contracts which exist in fiscal quarters that began prior to June 15, 2003, and for hedging relationships designated after June 30, 2003. For existing contracts for fiscal quarters that began prior to June 15, 2003, the provisions of this Statement that relate to Statement 133 Implementation Issues should continue to be applied in accordance with their respective effective dates. Statement 149 requires that contracts with comparable characteristics be accounted for similarly. The Company adopted Statement 149 in the second quarter of fiscal year 2004. The adoption did not have a material impact on the results of its operations, financial position, or liquidity.

9.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (unaudited):

	THREE MONTHS ENDED		SIX MONTHS ENDED

	OCTOBER 4,	OCTOBER 5,	OCTOBER 4,	OCTOBER 5,
	2003	2002	2003	2002

Net income (loss)	$(1,725)	$133	$(4,582)	$(10,432)
Foreign currency translation adjustment	(17)	55	441	188

Total comprehensive income (loss)	$(1,742)	$188	$(4,141)	$(10,244)

10.	Related Party Transactions

In the normal course of business, the Company sold goods and services to Center 7, Inc. (“Center 7”), a subsidiary of Canopy. Goods and services sold to Center 7 in the second quarter of fiscal years 2004 and 2003 were $26 and $13, respectively. Goods and services sold to Center 7 in the first six months of fiscal years 2004 and 2003 were $84 and $39, respectively. As of October 4, 2003 and April 5, 2003, there was no outstanding balance due from Center 7.

On October 1, 2003, the Company entered into an agreement with Directpointe Inc. (formerly Center 7, Helpdesk Division), to outsource its Customer Response Center (“CRC”) operations for a minimum monthly charge of $10.

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

On October 17, 2002, the parties reached a tentative settlement in principle of this action. On or about December 3, 2002, the parties executed and submitted to the court for preliminary approval their agreement to settle the litigation. On May 19, 2003, the District Court preliminarily approved the settlement. On July 28, 2003, the District Court gave final approval of the settlement, all but $125 of which was paid by the Company’s insurers, in return for a release of all claims against the Company and the other defendants, and dismissed the litigation with prejudice. The settlement has now become final under its terms, as the time to appeal from the dismissal has run.

The Company is also, from time to time, subject to claims and suits arising in the ordinary course of business. In its opinion, the ultimate resolution of these matters is not expected to have a materially adverse effect on its financial position, results of operations, or liquidity.

12.	Subsequent Events

In October 2003, the Company eliminated 6 full time employees from its domestic Global Customer Solutions department. The expected cash outflow from this reduction in staff is $37 related to severance, which will be paid during the third quarter of fiscal year 2004. As a result of this reduction in workforce, the Company expects to realize quarterly cost savings of $140. In November 2003, the Company eliminated 5 full time employees, 1 and 4 from the domestic general and administrative and sales departments, respectively. The expected cash outflow from this reduction in staff is $18 related to severance, which will be paid during the third quarter of fiscal year 2004. As a result of this reduction in workforce, the Company expects to realize quarterly cost savings of $109.

Forward Looking Statements and Safe Harbor

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

Forward-looking statements include, but are not limited to, statements about our efforts in reselling EMC’s products, our restructuring activities and strategic shift, the ability of our securities to trade on any market or exchange system, settlement of litigation, revenue, margin, the effect of accounting changes, attempts to raise additional funds, MTI-branded product sales and changes in product mix, customers, foreign currency hedging activity, anticipated decreases in spending, dependence on new products and quarterly fluctuations. Our transition from a manufacturer to a storage solution provider and focus of sales efforts on the mid-range enterprise market may not be successful. We may fail to achieve anticipated revenue levels and efficiencies of operation. There can be no assurance that we will be successful with our new operating strategy, that we will be able to retrain our employees in an expeditious manner or to hire employees during this period of strategy shift. Estimates made in connection with our critical accounting policies may differ from actual results. Given these uncertainties, investors in our common stock are cautioned not to place undue reliance on our forward-looking statements. The forward-looking statements in this report speak only as of the date of this report and we do not undertake to revise or update any of them. We urge you to review and carefully consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission. Additional information on potential factors that could affect our business or financial results or condition is included in our Annual Report on Form 10-K, as amended, for the year ended April 5, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a system integrator providing storage solutions for the mid-range enterprise market. Historically, we partnered with independent storage technology companies to develop, integrate and maintain high-performance, high-availability storage solutions for the mid-range and Global 2000 companies worldwide. We continue to service select third party hardware and software, and our Professional Services organization provides planning, consulting and implementation support for storage products from other leading vendors. We believe that there is as much value in creating, integrating, implementing and providing umbrella services around these various technologies as there is in developing the raw technology. On March 31, 2003, we entered into a reseller agreement with EMC, a world leader in information storage systems, software, networks and services, and have become a reseller and service provider of EMC Automated Networked Storage™ systems and software. Although we intend to focus primarily on EMC products, we will continue to support and service our customers that continue to use our MTI-branded RAID controller technology and our partnered independent storage technology. We believe that we can differentiate ourselves through our ability to offer umbrella services on a wide range of storage products covering online storage, replicated site environments and data protection from leading technology companies. We sell our solutions and services to Global 2000 companies for their data center computing environments.

Under the terms of the EMC reseller agreement, we will combine our core services capabilities including storage networking assessment, installation, resource management and enhanced data protection with the complete line of EMC Automated Networked Storage systems and software, with a focus on the CLARiiON® family of systems. We are developing and implementing solutions that incorporate a broad array of third party products which, we believe, are the finest commercial technologies available to meet customer requirements in the areas of Storage Area Networks, Network Attached Storage, high-availability systems for enhanced business continuance, data protection systems incorporating enhanced backup and recovery, Hierarchical Storage Management (“HSM”), archiving and tape automation while minimizing our past dependencies on MTI-branded RAID controller technology. We also enhance the value of our storage solutions through our 24x7x365 support and service infrastructure, which includes an international network of 120 on-site field engineers, a storage solution laboratory, and our global technical support centers.

The total storage solutions that we deliver to the market are generally compatible with Sun Solaris, HP-UX, Windows NT, Novell Netware, IBM AIX, and Linux operating systems. Having the ability to work on these operating platforms enables us to meet varied customer demands. Our customers represent a cross-section of industries and governmental agencies and range from small businesses to Fortune 500 companies. No single customer accounted for more than ten percent of total revenue during the second quarter and the first six months of fiscal 2004.

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

During the first quarter of fiscal year 2003, we recorded an additional restructuring charge of $1.0 million which consisted of charges of $0.5 million related to headcount reduction of 39 employees, or 15% of the Company’s workforce, and $0.5 million related to the disposal or abandonment of fixed assets. Of the 39 employees terminated, 14, 3, 6, 1, 14 and 1 were from the Sales, Marketing, General and Administrative, Customer Service, Research and Development and Manufacturing departments, respectively. The cash outflow of the restructuring charge was $0.5 million related to severance, which was paid during fiscal year 2003.

In the third quarter of fiscal year 2003, we recorded another $0.2 million restructuring charge due to lower than anticipated lease payments from sub-lessees in our Sunnyvale, California and Raleigh, North Carolina facilities.

In the fourth quarter of fiscal year 2003, we recorded another $0.2 million restructuring charge due to lower than anticipated lease payments from sub-lessees in our European facilities.

In the first quarter of fiscal year 2004, we recorded another $0.04 million restructuring charge due to lower than anticipated lease payments from sub-lessees in our Sunnyvale, California facility.

In the second quarter of fiscal year 2004, we reversed $0.3 million of the restructuring charge due to higher than anticipated lease payments from sub-lessees and usage of space in our Westmont, Illinois facilities.

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

Revenue recognition. We record sales of our proprietary products and EMC products that are initiated by MTI sales-force after the inventories have cleared customs, if necessary, and upon pick-up by a common carrier for Free On Board (“FOB”) origin shipments. For FOB destination shipments, sales are recorded upon delivery to the customer. Sales are recorded net of an allowance for estimated returns, as long as no significant post-delivery obligations exist and collection of the resulting receivable is probable and the sales price is fixed or determinable. Generally, product sales are not contingent upon customer testing, approval and/or acceptance. However, if sales require customer acceptance or include post-delivery obligations, revenue is recognized upon customer acceptance or fulfillment of any post delivery obligations. We record revenue from equipment maintenance contracts as deferred revenue when billed and we recognize the revenue as earned over the period in which the services are provided, primarily straight-line over the term of the contract.

We consider sales contracts that include a combination of systems, software or services to be multiple deliverable arrangements. Revenue recognition with multiple deliverables whereby software is incidental to the overall product solution is governed by EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” An item is considered a separate element if it involves a separate earnings process. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we employ the residual method, whereby we defer the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Discounts are allocated only to the delivered elements. Fair value is determined by examining renewed service contracts and based upon the price charged when the element is sold separately or prices provided by vendors if sufficient standalone sales information is not available. Undelivered elements typically include installation, training, warranty, maintenance and professional services.

For sales transactions that include software products which are more than incidental to the overall product solution, we apply Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” whereby the residual method is employed. Revenue is recognized from software licenses, provided the software has been delivered to the customer, persuasive evidence of an arrangement exists, the price charged to the customer is fixed or determinable and there are no significant obligations on our part related to the sale and the resulting receivable is deemed collectible, net of an allowance for returns and cancellations. We recognize revenue from maintenance agreements ratably over the term of the related agreement. Maintenance contracts are recorded as deferred revenue on the balance sheet. Revenue from consulting and other software-related services is recognized as the services are rendered.

Our customers who own our products and intend to purchase EMC’s CLARiiON family of systems have an option to trade-in those products. EMC has agreed to give the customer a credit for our products upon receiving those products back from our customers and apply those credits toward the purchase of their systems. Since sales contracts consist of multiple elements, the revenue recognition is governed by EITF 00-21. Credits assigned to the trade-in items are considered as discounts and are allocated to the delivered elements. Thus, product revenue from trade-in transactions is recognized net of trade-in value.

We consider sales transactions that are initiated by EMC and jointly negotiated and closed by EMC and our sales-force as Partner Assisted Transactions (“PATs”). We recognize revenue from PATs on a gross basis because we bear the risk of returns and collectability of the full accounts receivable. Product revenue of the delivered items is recorded at residual value upon pick-up by a common carrier for Free On Board (“FOB”) origin shipments. For FOB destination shipments, product revenue is recorded upon delivery to the customer. If we subcontract the undelivered items such as maintenance and professional services to EMC, we record the costs of those items as deferred costs and amortize the costs using the straight-line method over the life of the contract. We defer the revenue for the undelivered items at fair value based upon contracted prices with EMC according to EITF 00-21. At times, our customers prefer to enter into service agreements directly with EMC. In this instance, we assign the obligation to perform services to EMC and, therefore, we do not record revenue nor defer any costs related to the services. Finally, upon assignment of maintenance and professional services to EMC, EMC may elect to subcontract the professional services to us. In this case, we defer the revenue for the professional services at fair value according to EITF 00-21.

Product warranty. For non-EMC products, we record warranty expense at the time revenue is recognized and maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty calls and repair cost. Should actual warranty calls and repair cost differ from our estimates, the amount of actual warranty costs could materially differ from our estimates. For EMC products, we accrue warranty expense at a rate of 2% of list price of hardware.

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

Income taxes. We are required to estimate our income taxes, which includes estimating our current income taxes as well as measuring the temporary differences resulting from different treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets or liabilities. We apply Statement of Financial Accounting Standards No.(Statement) 109, “Accounting for Income Taxes”; under the asset and liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse, net of a valuation allowance. We have recorded a full valuation allowance against our deferred tax assets as management has determined that it is more likely than not that these assets will not be utilized. In the event that actual results differ from our estimates, our provision for income taxes could be materially impacted.

Valuation of goodwill. We assess the impairment of goodwill in accordance with Statement 142 on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Upon the adoption of Statement 142 and the completion of the transitional impairment test in fiscal year 2002, we concluded that there was no impairment of goodwill. We completed our annual assessment for goodwill impairment in the fourth quarter of fiscal year 2003. Based upon factors such as stock price appreciation, comparison between the reporting units Fair Value and its Carrying Value and cash flow projections over the next three years, we concluded that there was no impairment of our goodwill. Changes in assumptions and estimates included within this analysis could produce significantly different results than those identified above and those recorded in the consolidated financial statements.

Inventories. Our inventory consists of logistic inventory and production or resalable inventory. Logistic inventory is used for product maintenance and warranty purposes and is not for sale. As of October 4, 2003, we had a net logistic inventory of $3.7 million and a net production inventory of $ 2.6 million. Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and future sales forecasts. Historically, we used rolling forecasts based upon anticipated product orders to determine our component and product inventory requirements. As a reseller, we intend to procure inventory primarily upon receipt of purchase orders from customers. Lead times for products, materials and components that we order may vary significantly and depend upon factors such as specific supplier requirements, contract terms and current market demand. As a result, our product and component requirement forecasts may not be accurate. If we overestimate our product or component requirements, we may have excess inventory, which could lead to additional excess and obsolete charges.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED

	OCTOBER 4,	OCTOBER 5,	OCTOBER 4,	OCTOBER 5,
	2003	2002	2003	2002

Net product revenue	54.6%	49.9%	51.0%	45.3%
Service revenue	45.4	50.1	49.0%	54.7

Total revenue	100.0	100.0	100.0%	100.0

Product gross profit	14.9	28.0	16.9	2.2
Service gross profit	29.5	35.0	31.0	34.7

Gross profit	21.6	31.5	23.8	20.0
Selling, general and administrative	31.4	31.7	33.6	36.9
Research and development	—	3.7	2.0	8.8
Restructuring charges	(1.2)	—	(0.5)	2.6

Operating loss	(8.6)	(4.0)	(11.3)	(28.4)
Interest and other income (expense), net	(0.2)	4.6	(0.2)	2.6
Gain (loss) on foreign currency transactions	0.4	0.1	(0.5)	0.1
Income tax expense	—	(0.1)	—	(0.1)

Net income (loss)	(8.4)%	0.6%	(12.0)%	(25.8)%

Net Product Revenue: Net product revenue for the second quarter of fiscal year 2004 was comparable to the net product revenue from the same quarter of the prior year. However, as compared to the same quarter of the prior year, our domestic product revenue decreased by 1.3 million, or 21.2%, while our international product revenue increased by 1.4 million, or 29.4% in the second quarter of fiscal year 2004. In terms of product mix on a worldwide basis, our server product revenue in the second quarter of fiscal year 2004 increased by 15%, while library and software product revenue decreased by 26% from the same quarter of the prior year. The increase in server product revenue was attributable to the sale of EMC products which generally have a higher average selling price than our proprietary products. Net product revenue for the first six months of fiscal year 2004 increased $1.3 million, or 6.9% from the same period of the prior year. The increase was attributable to $1.7 million, or 18.1% increase in international product revenue, offset by $0.4 million, or 4.2% decrease in domestic product revenue. We ended our second quarter of fiscal year 2004 with an order backlog of $2.1 million, as compared to an order backlog of $3.5 million in the same quarter of the prior year.

Service Revenue: Service revenue for the second quarter of fiscal year 2004 decreased by $1.9 million, or 16.7% from the same quarter of the prior year. Service revenue for the first six months of fiscal year 2004 decreased by $ 3.3 million, or 15.0% from the same period of the prior year. This decrease was attributable to decreased maintenance revenue since many expired maintenance contracts were not replaced by renewed and new maintenance contracts. We attribute the lower number of renewals to the loss of customers to our competitors, customers that have updated their technology which is now covered by warranty, and customers that have ceased operations. Even though service revenue has been declining, it remains our foundation and provides more than 50% of our gross profit. For proprietary hardware products, we provide our customers with a warranty against defects for one year domestically and for two years internationally. Subsequent to the end of fiscal year 2003, we became a reseller and service provider of

EMC Automated Networked Storage Systems and software. Currently, we are selling most EMC hardware products with up to 2-year 24x7x365 warranties and EMC software products with 90-day warranties. As a result, the number of service contracts associated with those hardware product sales is expected to decline, especially within the next twelve months. Thus, depending upon the conversion of our current customer base to EMC products from MTI proprietary products, service revenues may decrease. Traditionally, 30% of EMC’s customers who purchase EMC hardware products also purchase EMC software products. Since EMC software products come with 90-day warranties, we believe that selling EMC software products will help offset lost maintenance revenue from EMC products sales. Also, as sales of EMC products increase, we expect that sales of back-up products, which are not a part of the EMC reseller agreement, will increase. The back-up products carry shorter warranty periods, thus providing us an opportunity to increase the number of maintenance contracts. Despite focusing on EMC products, we will continue to support and service our customers that continue to use our MTI-branded RAID controller technology and our partnered independent storage technology.

Product Gross Profit: We generated gross profit of $1.7 million from product sales for the second quarter of fiscal year 2004, as compared to a product gross profit of $3.1 million for the same quarter of the preceding year. This decrease was primarily due to the changes in product mix. In the second quarter of fiscal year 2004, our net products revenue consisted of 61% of EMC products, 8% of our proprietary server products, 4% of other third party server products and 27% of library and software products, as compared to 0% of EMC products, 53% of our proprietary server products, 9% of other third party server products and 38% of library and software products in the same quarter of the preceding year. As often the case with a reseller model, EMC products generally carry lower margins than our proprietary products. Our product gross profit for the first six months of fiscal year 2004 increased by $2.9 million from the same period of the prior year mainly due to reduced charges for excess and obsolete inventory from $3.1 million in the first six months of fiscal year 2003 to $0.4 million in the first six months of fiscal year 2004.

Service Gross Profit: Service gross profit was $2.8 million for the second quarter of fiscal year 2004, a decrease of $1.2 million, or 29.6% from the same period of the previous year. Service gross profit was $5.8 million for the first six months of fiscal year 2004, a decrease of $1.8 million, or 24.0% from the same period of the prior year. We attribute the decreases in service gross profit to reduced field service revenue, particularly maintenance revenue with a relatively fixed cost structure, especially the cost structure of our international operation. Despite the headcount reductions in our domestic Global Customer Solutions department, the total field service personnel in our international operation remain virtually constant. Consequently and in conjunction with the strengthening of both the Euro and the British Pound, our field service revenue decreased at a faster pace than our reduction in costs. In an effort to improve our service gross profit, the following actions were taken:

•	As of March 31, 2003, we have become part of EMC’s Authorized Service Network. As a result, we are part of a worldwide-network of professional service organizations enabling us to offer enhanced service and consulting capabilities to our customers;

•	Effective October 1, 2003, we outsourced our domestic CRC operations to Directpointe, Inc. (“Directpointe”), a related party, for a minimum monthly charge of $0.01 million.

Selling, General and Administrative: Selling, general and administrative expenses for the second quarter of fiscal year 2004 decreased $0.6 million, or 8.9% over the same quarter of the preceding year. Selling, general and administrative expenses for the first six months of fiscal year 2004 decreased $2.0 million, or 13.6% over the same period of the preceding year. The decrease was primarily due to a $0.7 million decrease in domestic salary and benefit expenses resulting from reduced headcount, a $0.9 million decrease in domestic fixed charges such as rent, utilities, property taxes, depreciation expense, a $0.4 million decrease in marketing and promotional expenses, and a $0.9 million decrease in legal, banking, consulting and professional service fees. These decreases were partially offset by an increase in bad debt expense of $0.5 million and an increase in international salary and benefit expense resulting from the strengthening of Euro and British Pound of $0.4 million.

Research and Development: We eliminated research and development expenses in the second quarter of fiscal year 2004 due to our strategy shift from a producer of proprietary products to a reseller of EMC products. We determined that EMC’s research and development function overlap the integration and testing function that we used to perform and, therefore, we decided not to invest further on research and development activities. And for the same aforementioned reason, research and development expenses for the first six months of fiscal year 2004 decreased $2.8 million, or 78.3% over the same period of the preceding year.

Restructuring: In the first quarter of fiscal year 2004, we recorded an additional $0.04 million restructuring charge due to lower than anticipated lease payments from sub-lessees in our Sunnyvale, California facility.

In the second quarter of fiscal year 2004, we reversed $0.25 million of the restructuring charge due to higher than anticipated lease payments from sub-lessees and usage of space in our Westmont, Illinois facilities.

The amount accrued for restructuring activities as of October 4, 2003, was as follows (in millions):

Abandoned facilities:
Balance as of April 5, 2003	$2.93
Year-to-date adjustment to restructuring charges	(0.21)
Year-to-date utilization	(0.46)

Balance as of October 4, 2003	$2.26

Interest and Other Income (Expense), Net: Other expense, net for the second quarter of fiscal year 2004 was $0.03 million, as compared to a net other income of $1.02 million for the same quarter of the preceding year. Other expense, net for the first six months of fiscal year 2004 was $0.06 million, as compared to a net other income of $1.05 million for the same period of the prior year. The decrease was mainly due to the absence of a gain on sales of certain investments, offset by reduced interest expense.

Gain (loss) on foreign currency transactions: We recorded $0.08 million in foreign exchange gain during the second quarter of fiscal year 2004, as compared to $0.02 million in foreign exchange gain in the same quarter of the prior year. The increase was due to the strengthening of the Euro against the British Pound and the USD. Foreign exchange loss was $0.20 million during the first six months of fiscal year 2004, as compared to foreign exchange gain of $0.02 million for the same period of the preceding year. In the prior year, in order to minimize the risk of foreign exchange loss, we entered into foreign currency forward contracts. However, in order to conserve cash, we ended our hedging program in May 2003. This, coupled with the strengthening of the British Pound against the Euro during the first three months of fiscal year 2004, led to an increased foreign currency loss for the first six months of fiscal year 2004.

Income Tax Expense: We did not incur income tax expense during the second quarter of fiscal year 2004, as compared to an income tax expense of $0.02 million for the same quarter of the prior year. Income tax expense was $0.01 million in the first six months of fiscal year 2004, as compared to an income tax expense of $0.05 million in the same period of the preceding year.

Liquidity and Capital Resources

We had cash and cash equivalents of $3.5 million as of October 4, 2003. Decreases in cash and cash equivalents of $6.3 million from April 5, 2003, were primarily due to cash used in operating activities. Operating activities used cash of $7.2 million in the first six months of fiscal year 2004, which was attributable to the net loss of $4.6 million coupled with $2.6 million in non-cash adjustments and changes in assets and liabilities primarily consisting of accounts receivable, accrued liabilities, accounts payable and inventories. As of November 7, 2003, we had cash and cash equivalents of approximately $4.4 million.

Net cash used in investing activities was $0.2 million due to leasehold improvements and purchases of software.

Net cash provided by financing activities was $0.4 million due to borrowing under line of credit of $0.5 million and proceeds from exercise of options and issuance of common stock of $0.2 million, partially offset by payments of line of credit of $0.2 million and payments of capital leases of $0.1 million.

As of October 4, 2003, we had a negative working capital of $1.3 million as compared to working capital of $2.1 million at April 5, 2003. The decrease was due to decreasing margins which resulted in reduced cash, lower inventory levels, higher accounts payable and accrued expenses, partially offset by an increase in accounts receivable. We also have $5.0 million available on our Comerica line of credit as of October 4, 2003.

Given more than 20 years experience in designing storage solutions, we believe our relationship with EMC will be successful and will position us to grow product revenue in the mid-range storage market. In the first six months of fiscal year 2004, we experienced an increase of $1.3 million in net product revenue, as compared to the same period of the prior year. In this new relationship, sales order backlog could become significant. As of October 4, 2003, our order backlog was $2.1 million. EMC ends its fiscal quarters ahead of us and a significant portion of our sales generally occurs in the last month and weeks of a given quarter. Consequently, if EMC is unable to assemble, test and ship orders on a timely basis or if all orders received within one quarter are shipped leaving no backlog for future quarters, our quarter-to-quarter performance could be negatively affected.

Our principal source of liquidity is cash and cash equivalents, cash flows from operations and the Comerica line of credit under the Comerica loan agreement, which was to mature on October 31, 2003. However, on June 30, 2003, we renewed the $7.0 million line of credit until May 31, 2004. The line of credit is secured by a letter of credit that is guaranteed by Canopy. The Canopy guarantee was to mature on November 30, 2003, but on June 30, 2003, Canopy extended the $7.0 million letter of credit until June 30, 2004. The Comerica line of credit only contains negative covenants; it does not contain any operating covenant that restricts our ability to borrow. We believe that revenues and margins are at sustainable levels and uses of working capital coupled with the borrowing ability under the Comerica line of credit, is adequate to fund operations for at least the next twelve months. However, in general, resellers of third party manufactured products sell such products at margins significantly lower than would be experienced if they were the original manufacturers of the products. As product margins decrease, there is a need to sell substantially more products to achieve the same product margin dollars. Additionally, under the EMC agreement, products other than software are generally sold with a two-year warranty and, therefore we expect that our service revenue base will decrease as a result. If we are not able to renew the existing service contracts, we expect that our cash receipts will decrease. If product revenues and margins continue to decrease or we are not able to replace expiring service maintenance contracts with other forms of service revenues and/or are not able to reduce our operating expenses, we may have to seek additional financing alternatives such as additional bank borrowings and/or public or private offerings of equity or debt securities. No assurance can be given that additional sources of financing will be available or that if available, such financing will be on terms favorable to us. If additional sources of financing are not available, we intend to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that such measures would be successful.

The following represents a comprehensive list of our contractual obligations and commitments as of October 4, 2003:

	Payments Due by Period (in millions)

	Total	2004	2005	2006	2007	2008	Thereafter

Note Payable	$2.00	—	$2.00	—	—	—	—
Capital and Operating Lease Obligations	8.35	1.88	3.21	1.81	0.90	0.41	0.14

	$10.35	$1.88	$5.21	$1.81	$0.90	$0.41	$0.14

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

The Comerica Bank loan agreement contains negative covenants placing restrictions on our ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. Although we are currently in compliance with all of the terms of the Comerica Bank loan agreement, and believe that we will remain in compliance, there can be no assurance that we will be able to borrow under the Comerica Bank loan agreement. Upon an event of default, Comerica Bank may terminate the Comerica Bank loan agreement and declare all amounts outstanding immediately due and payable. As of October 4, 2003, there was $2.0 million outstanding under the Comerica Bank loan agreement. If our product and service revenue and related margins decline further, there could be an adverse effect on cash flow and working capital. Should that occur, there can be no assurance that existing or additional financing sources would be available.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our European operations transact in foreign currencies which exposes us to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound sterling and the Euro. We have utilized and may continue to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks. In order to conserve cash, we decided to end our hedging program as of the end of May 2003. As of October 4, 2003, we had no outstanding forward contracts. Should we decide to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks, there can be no assurance that such actions will successfully reduce our exposure to financial market risks.

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

On October 17, 2002, the parties reached a tentative settlement in principle of this action. On or about December 3, 2002, the parties executed and submitted to the court for preliminary approval their agreement to settle the litigation. On May 19, 2003, the District Court preliminarily approved the settlement. On July 28, 2003, the District Court gave final approval of the settlement, all but $125,000 of which was paid by the Company’s insurers, in return for a release of all claims against the Company and the other defendants, and dismissed the litigation with prejudice. The settlement has now become final under its terms, as the time to appeal from the dismissal has run.

The Company is also, from time to time, subject to claims and suits arising in the ordinary course of business. In its opinion, the ultimate resolution of these matters is not expected to have a materially adverse effect on its financial position, results of operations, or liquidity.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on August 21, 2003. There was no solicitation in opposition to management’s nominees as listed in our proxy statement and all such nominees, Franz L. Cristiani and John Repp, were elected as directors for a three-year term. Thomas P. Raimondi, Val Kreidel, Darcy G. Mott, Kent Smith, and Ralph J. Yarro remained members of the Board of Directors. The stockholders ratified the selection of KPMG LLP as our independent auditors for fiscal year 2004.

The results of the votes for each of these proposals were as follows:

1.	Election of Directors:

	FOR	WITHHELD

Franz L. Cristiani	29,770,863	146,482
John Repp	29,491,931	425,414

2. Ratification of selection of KPMG LLP as our independent auditors for fiscal year 2004:

FOR:	29,820,298
AGAINST:	85,007
ABSTAIN:	11,470
BROKER NON-VOTES:	570

3. Approval of an amendment to the 2001 Stock Incentive Plan to increase by 2,500,000 the number of shares available for grant under such plan:

FOR:	1,601,758
AGAINST:	1,096,658
ABSTAIN:	95,363
BROKER NON-VOTES:	27,123,566

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

See index to Exhibits on page 26 of this report

(b)	Reports on Form 8-K:

A Current Report on Form 8-K, dated July 10, 2003, was filed during the second quarter of 2004 pursuant to Item 9 containing the press release relating to the Company’s financial results for the fiscal 2003 fourth quarter and year ended April 5, 2003. (The information in the foregoing report on Form 8-K, including all exhibits thereto, was furnished pursuant to Item 9 or 12 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference herein.)

A Current Report on Form 8-K, dated August 18, 2003, was filed during the second quarter of 2004 pursuant to Item 12 containing the press release relating to the Company’s financial results for the quarterly period ended July 5, 2003. (The information in the foregoing report on Form 8-K, including all exhibits thereto, was furnished pursuant to Item 9 or 12 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference herein.)

A Current Report on Form 8-K, dated October 1, 2003, was filed during the second quarter of 2004 to announce the dismissal of the Company’s certifying accountant, KPMG LLP, and the appointment of its new independent accountant, Grant Thornton LLP.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of November 2003.

MTI TECHNOLOGY CORPORATION

By:	/s/ Todd Schaeffer

Todd Schaeffer
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.79	Managed Service Agreement effective as of October 1, 2003, between Directpointe and the Company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.