Form 10-Q
period 2004-01-03
MTI TECHNOLOGY CORP
filed 2004-02-17
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2004

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

     The number of shares outstanding of the issuer’s common stock, $.001 par value, as of January 3, 2004 was 33,838,961.

MTI TECHNOLOGY CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	January 3,	April 5,
	2004	2003

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$3,331	$9,833
Accounts receivable, less allowance for doubtful accounts and sales returns of $994 and $2,266 at January 3, 2004 and April 5, 2003, respectively	18,280	13,913
Inventories	5,385	8,297
Income tax receivable	1,706	—
Prepaid expenses and other receivables	4,503	4,330

Total current assets	33,205	36,373
Property, plant and equipment, net	1,653	2,833
Goodwill, net	5,184	5,184
Other	234	166

	$40,276	$44,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,400	$1,740
Current portion of capital lease obligations	172	161
Accounts payable	10,165	8,562
Accrued liabilities	6,372	7,321
Accrued restructuring charges	2,080	2,931
Deferred revenue	10,549	13,587

Total current liabilities	31,738	34,302
Capital lease obligations, less current portion	144	286
Other	1,445	994

Total liabilities	33,327	35,582

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding, none	—	—
Common stock, $.001 par value; authorized 80,000 shares; issued (including treasury shares) and outstanding 33,839 and 32,969 shares at January 3, 2004 and April 5, 2003, respectively	34	33
Additional paid-in capital	135,861	134,931
Accumulated deficit	(125,405)	(122,282)
Accumulated other comprehensive loss	(3,362)	(3,708)
Deferred compensation	(179)	—

Total stockholders’ equity	6,949	8,974

	$40,276	$44,556

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	JANUARY 3,	JANUARY 4,	JANUARY 3,	JANUARY 4,
	2004	2003	2004	2003

Net product revenue	$12,281	$9,413	$31,817	$27,687
Service revenue	8,929	10,231	27,697	32,316

Total revenue	21,210	19,644	59,514	60,003

Product cost of revenue	9,894	7,339	26,129	25,207
Service cost of revenue	6,642	6,348	19,591	20,776

Total cost of revenue	16,536	13,687	45,720	45,983

Gross profit	4,674	5,957	13,794	14,020

Operating expenses:
Selling, general and administrative	6,531	6,444	19,402	21,348
Research and development	—	760	776	4,331
Restructuring charges	—	221	(211)	1,267

Total operating expenses	6,531	7,425	19,967	26,946

Operating loss	(1,857)	(1,468)	(6,173)	(12,926)

Interest and other income (expense), net	(40)	(52)	(104)	999
Gain on foreign currency transactions	225	156	30	180

Loss before income taxes	(1,672)	(1,364)	(6,247)	(11,747)
Income tax (expense) benefit	3,130	(25)	3,123	(74)

Net income (loss)	$1,458	$(1,389)	$(3,124)	$(11,821)

Net income (loss) per share:
Basic	$0.04	$(0.04)	$(0.09)	$(0.36)

Diluted	$0.04	$(0.04)	$(0.09)	$(0.36)

Weighted-average shares used in per share computations:
Basic	33,602	32,880	33,243	32,812

Diluted	35,482	32,880	33,243	32,812

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED

	JANUARY 3,	JANUARY 4,
	2004	2003

Cash flows from operating activities:
Net loss	$(3,124)	$(11,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,184	2,788
Provision for (recovery of) sales returns and losses on accounts receivable, net	41	(638)
Gain on sale of investment	—	(1,070)
Provision for excess and obsolete inventory	1,187	2,256
Loss on disposal of fixed assets	330	1,057
Restructuring charges	(211)	1,267
Non-cash compensation expense	10	41
Changes in assets and liabilities:
Accounts receivable	(4,637)	4,867
Inventories	1,704	2,650
Prepaid expenses, other receivables and other assets	(2,105)	1,305
Accounts payable	1,486	(389)
Accrued and other liabilities	(4,429)	(4,785)

Net cash used in operating activities	(8,564)	(2,472)

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(282)	(170)
Proceeds from the sale of investment	—	1,070
Proceeds from the sale of property, plant and equipment	53	7

Net cash provided by (used in) investing activities	(229)	907

Cash flows from financing activities:
Net borrowings under line of credit	660	1,740
Proceeds from issuance of common stock, treasury stock and exercise of options and warrants	742	48
Repayment of notes payable	—	(1,900)
Payment of capital lease obligations	(131)	(107)

Net cash provided by (used in) financing activities	1,271	(219)

Effect of exchange rate changes on cash	1,020	630

Net decrease in cash and cash equivalents	(6,502)	(1,154)
Cash and cash equivalents at beginning of period	9,833	8,420

Cash and cash equivalents at end of period	$3,331	$7,266

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$160	$226
Income taxes	28	35

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - amounts in thousands)

1.	Summary of Significant Accounting Policies

Company

MTI Technology Corporation (“MTI” or the “Company”) is a systems integrator focusing on providing end-to-end business solutions in the storage marketplace. During fiscal year 2003, the Company was a provider of enterprise storage solutions focusing on the mid-range market. The Company refocused its strategy from being a developer of MTI-branded RAID controller technology to being a storage solutions provider for the mid-range enterprise market. The Company partnered with independent storage technology companies to develop, integrate and maintain high-performance, high-availability storage solutions for the mid-range and Global 2000 companies worldwide. The Company also serviced select third party hardware and software, and its Professional Services organization provided planning, consulting and implementation support for storage products from other leading vendors. The Company believes that there is as much value in creating, integrating, implementing and providing umbrella services around these various technologies as there is in developing the raw technology. On March 31, 2003, the Company entered into a reseller agreement with EMC, a world leader in information storage systems, software, networks and services, and has become a reseller and service provider of EMC Automated Networked Storage™ systems and software. Although the Company will be focusing primarily on EMC products, it will continue to support and service current customers’ MTI-branded RAID controller technology and its partnered independent storage technology.

Overview

The interim condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended April 5, 2003. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of January 3, 2004, the results of operations for the three and nine month periods ended January 3, 2004 and January 4, 2003, and cash flows for the nine month periods ended January 3, 2004 and January 4, 2003. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

References to amounts are in thousands, except per share data, unless otherwise specified. Certain prior year amounts have been reclassified to conform with the fiscal 2004 presentation.

Revenue recognition.

The Company records product sales after the inventory has cleared customs, if necessary, and upon pick-up by a common carrier for Free On Board (“FOB”) origin shipments. For FOB destination shipments, sales are recorded upon delivery to the customer. Sales are recorded net of an allowance for estimated returns, as long as no significant post-delivery obligations exist and collection of the resulting receivable is probable and the sales price is fixed or determinable. Generally, product sales are not contingent upon customer testing, approval and/or acceptance. However, if sales require customer acceptance or include post-delivery obligations, revenue is recognized upon customer acceptance or fulfillment of any post delivery obligations. The Company records revenue from equipment maintenance contracts as deferred revenue when billed and recognizes the revenue as earned over the period in which the services are provided, primarily straight-line over the term of the contract.

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

The Company may allow customers that purchase new equipment to trade-in used equipment to reduce the purchase price under the sales contract. These trade-in credits are considered discounts and are allocated to the delivered elements governed by EITF 00-21. Thus, product revenue from trade-in transactions is recognized net of trade-in value.

The Company considers sales transactions that are initiated by EMC Corporation (“EMC”) and jointly negotiated and closed by EMC and MTI’s sales-force as Partner Assisted Transactions (“PATs”). The Company recognizes revenue from PATs on a gross basis because it bears the risk of returns and collectability of the full accounts receivable. Product revenue of the delivered items is recorded at residual value upon pick-up by a common carrier for Free On Board (“FOB”) origin shipments. For FOB destination shipments, product revenue is recorded upon delivery to the customer. If the Company subcontracts the undelivered items such as maintenance and professional services to EMC, it records the costs of those items as deferred costs and amortizes the costs using the straight-line method over the life of the contract. The Company defers the revenue for the undelivered items at fair value based upon contracted prices with EMC according to EITF 00-21. At times, MTI’s customers prefer to enter into service agreements directly with EMC. In this instance, the Company assigns the obligation to perform services to EMC and, therefore, it does not record revenue nor defer any costs related to the services. Finally, upon assignment of maintenance and professional services to EMC, EMC may elect to subcontract the professional services to MTI. In this case, the Company defers the revenue for the professional services at fair value according to EITF 00-21.

Accounting for stock-based compensation

The Company accounts for its stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. (Statement) 123, “Accounting for Stock Based Compensation.” APB 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statement of operations using the straight-line method over the vesting period for fixed awards. Under Statement 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Statement 148 amends Statement 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company adopted the disclosure provisions of Statement 148 as of April 5, 2003, and continues to follow APB 25 for stock-based employee compensation.

The following table shows pro forma net income (loss) as if the fair value method of Statement 123 had been used to account for stock-based compensation expense (unaudited):

	THREE MONTHS ENDED		NINE MONTHS ENDED

	JANUARY 3,	JANUARY 4,	JANUARY 3,	JANUARY 4,
	2004	2003	2004	2003

Net income (loss), as reported	$1,458	$(1,389)	$(3,124)	$(11,821)
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,426)	(2,222)	(4,512)	(7,357)

Pro forma net income (loss)	$32	$(3,611)	$(7,636)	$(19,178)

Net income (loss) per share:
Basic, as reported	$0.04	$(0.04)	$(0.09)	$(0.36)

Diluted, as reported	$0.04	$(0.04)	$(0.09)	$(0.36)

Basic, pro forma	$0.00	$(0.11)	$(0.23)	$(0.58)

Diluted, pro forma	$0.00	$(0.11)	$(0.23)	$(0.58)

The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The following represents the weighted-average fair value of options granted and the assumptions used for the calculations:

	THREE MONTHS ENDED		NINE MONTHS ENDED

	JANUARY 3,	JANUARY 4,	JANUARY 3,	JANUARY 4,
	2004	2003	2004	2003

Weighted-average fair value of options granted	$1.5246	$0.3457	$1.4634	$0.4720
Expected volatility	0.8788	1.4856	0.8987	1.4856
Risk-free interest rate	3.3600	2.7800	3.3140	2.7800
Expected life (years)	5.0000	5.0000	5.0000	5.0000
Dividend yield	—	—	—	—

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

2.	Restructuring and Other Reductions in Staff

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

In the second quarter of fiscal year 2004, the Company reversed $251 of the restructuring charge due to higher than anticipated lease payments from sub-lessees and usage of space in its Westmont, Illinois facility.

In the third quarter of fiscal year 2004, the Company eliminated 21 full time employees, 8 from its field service department, 7 from its manufacturing department, 2 from its general and administrative department and 4 from its sales department. The cash outflow from this reduction in staff was $228 related to severance, which was paid in the third quarter of fiscal year 2004. As a result of this reduction in workforce, the Company expects to realize quarterly cost savings of $465.

The amount accrued for restructuring activities as of January 3, 2004, was as follows:

Abandoned facilities (unaudited):
Balance as of April 5, 2003	$2,931
Year-to-date adjustment to restructuring charges	(211)
Year-to-date utilization	(640)

Balance as of January 3, 2004	$2,080

3.	Inventories

Inventories consist of the following:

	JANUARY 3,	APRIL 5,
	2004	2003

	(unaudited)
Service spares and components	$8,574	$10,592
Work-in-process	58	296
Finished goods	2,475	4,163

	11,107	15,051
Less: Inventory reserves	(5,722)	(6,754)

	$5,385	$8,297

4.	Accrued Liabilities

Accrued liabilities consist of the following:

	JANUARY 3,	APRIL 5,
	2004	2003

	(unaudited)
Salaries and benefits	$2,786	$2,593
Commissions	255	234
Taxes	2,156	2,814
Warranty costs	685	876
Other	490	804

	$6,372	$7,321

Product warranties

For proprietary hardware products, the Company provides its customers with a warranty against defects for one year domestically and for two years internationally. Currently, the Company is selling most EMC hardware products with up to 3-year 24x7x365 warranties and EMC software products with 90-day warranties. The Company accrues warranty expense at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. Upon expiration of the warranty, the Company may sell extended maintenance contracts to its customers. The Company records revenue from equipment maintenance contracts as deferred revenue when billed and it recognizes this revenue as earned over the period in which the services are provided, primarily straight-line over the term of the contract.

The changes in the Company’s warranty obligation are as follows:

Balance as of April 5, 2003	$876
Current period warranty charges	513
Utilization	(704)

Balance as of January 3, 2004	$685

5.	Line of Credit

In November 2002, the Company entered into an agreement (the “Comerica Loan Agreement”) with Comerica Bank (“Comerica”) for a $7,000 line of credit at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by the Canopy Group, Inc. (“Canopy”), the Company’s major stockholder. The line of credit was to mature on October 31, 2003. However, on June 30, 2003, the Company renewed the $7,000 line of credit until May 31, 2004. The Canopy guarantee was to mature on November 30, 2003, but on June 30, 2003, Canopy extended the $7,000 letter of credit until June 30, 2004. The Comerica Loan Agreement contains negative covenants placing restrictions on the Company’s ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, or merge with or acquire another entity. Besides the negative covenants, the Comerica Loan Agreement does not contain any other covenants that restrict the Company’s ability to borrow. Although the Company is currently in compliance with all of the terms of the Comerica Loan Agreement, and believes that it will remain in compliance, there can be no assurance that it will be able to borrow under the Comerica Loan Agreement. Upon an event of default, Comerica may terminate the Comerica Loan Agreement and declare all amounts outstanding immediately due and payable. As of January 3, 2004, there was $2,400 outstanding under the Comerica Loan Agreement.

6.	Income Taxes

On August 13, 2002, the Company received a notice of deficiency in its federal income tax due for fiscal year 1992 in the amount of $1,119. The notice of deficiency also advised the Company of related examination changes to its taxable income as reported for fiscal years 1993 through fiscal year 1995. The Company filed a timely petition in the United States Tax Court asking for a review of the IRS determinations. During the fourth quarter of fiscal year 2004, the Company received a Decision from the United States Tax Court which obligates the Company to pay an additional $193 in income tax due for fiscal year 1992. The Company had accrued income taxes of $1,675 related to the IRS audits for fiscal years 1992 through fiscal year 1995. During the third quarter of fiscal year 2004, the Company reduced this accrual to $193 and recognized an income tax benefit of $1,462. Additionally, the Company will receive income tax refunds for fiscal years 1982 through 1990 totaling $1,668. The income tax refunds allowed by the IRS are based upon the carryback of the net operating losses which were confirmed by the IRS for fiscal years 1993, 1994 and 1995. During the third quarter of fiscal year 2004, the Company accrued the income tax refunds of $1,668 and recorded an income tax benefit in the same amount. The Company is unable to estimate the interest receivable related to the income tax refunds and will recognize any interest income upon the receipt of funds from the IRS.

7.	Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (unaudited):

	THREE MONTHS ENDED		NINE MONTHS ENDED

	JANUARY 3,	JANUARY 4,	JANUARY 3,	JANUARY 4,
	2004	2003	2004	2003

Numerator:
Net income (loss)	$1,458	$(1,389)	$(3,124)	$(11,821)

Denominator:
Denominator for net income (loss) per share, basic weighted-average shares used in per share computations	33,602	32,880	33,243	32,812
Dilutive options outstanding	1,880	—	—	—

Denominator for net income (loss) per share, diluted-adjusted weighted-average shares	35,482	32,880	33,243	32,812

Net income (loss) per share, basic	$0.04	$(0.04)	$(0.09)	$(0.36)

Net income (loss) per share, diluted	$0.04	$(0.04)	$(0.09)	$(0.36)

Options and warrants to purchase 3,921 shares of common stock were outstanding at January 3, 2004, but were not included in the computation of diluted net income (loss) per share for the three months ended January 3, 2004, because the effect would be antidilutive.

Options and warrants to purchase 11,818 shares of common stock were outstanding at January 3, 2004, but were not included in the computation of diluted net income (loss) per share for the nine months ended January 3, 2004, because the effect would be antidilutive.

Options and warrants to purchase 10,677 shares of common stock were outstanding at January 4, 2003, but were not included in the computation of diluted net income (loss) per share for the three and nine months ended January 4, 2003, because the effect would be antidilutive.

8.	Business Segment and International Information

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

A summary of the Company’s operations by geographic area is presented below (unaudited):

	THREE MONTHS ENDED		NINE MONTHS ENDED

	JANUARY 3,	JANUARY 4,	JANUARY 3,	JANUARY 4,
	2004	2003	2004	2003

Revenue:
United States	$9,852	$9,542	$28,480	$31,253
Europe	11,358	10,102	31,034	28,750

Total revenue	$21,210	$19,644	$59,514	$60,003

Operating loss
United States	$(1,326)	$(1,873)	$(4,537)	$(12,646)
Europe	(531)	405	(1,635)	(280)

Total operating loss	$(1,857)	$(1,468)	$(6,172)	$(12,926)

	JANUARY 3,	APRIL 5,
	2004	2003

	(unaudited)
Identifiable assets:
United States	$16,936	$25,078
Europe	18,156	14,294

Tangible assets	$35,092	39,372
Goodwill – United States	3,059	3,059
Goodwill – Europe	2,125	2,125

Total assets	$40,276	$44,556

9.	Recently Adopted Accounting Pronouncements

The Emerging Issues Task Force (“EITF”) recently reached a consensus on its tentative conclusions for EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003, with early application permitted. The Company adopted EITF 00-21 in the first quarter of fiscal year 2004. The adoption of EITF 00-21 did not have a material impact on the results of its operations, financial position, or liquidity.

In April 2003, the FASB issued Statement 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Statement 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements, which will collectively result in more consistent reporting of contracts as either derivatives or hybrid instruments. Statement 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted Statement 149 in the second quarter of fiscal year 2004. The adoption did not have a material impact on the results of its operations, financial position, or liquidity as the Company has not entered into any derivative or hedging transactions.

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

10.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (unaudited):

	THREE MONTHS ENDED		NINE MONTHS ENDED

	JANUARY 3,	JANUARY 4,	JANUARY 3,	JANUARY 4,
	2004	2003	2004	2003

Net income (loss)	$1,458	$(1,389)	$(3,124)	$(11,821)
Foreign currency translation adjustment	(95)	(60)	396	128

Total comprehensive income (loss)	$1,363	$(1,449)	$(2,728)	$(11,693)

11.	Related Party Transactions

In the normal course of business, the Company sold goods and services to Center 7, Inc. (“Center 7”), a subsidiary of Canopy. Goods and services sold to Center 7 in the third quarter of fiscal years 2004 and 2003 were $0 and $13, respectively. Goods and services sold to Center 7 in the first nine months of fiscal years 2004 and 2003 were $84 and $52, respectively. As of January 3, 2004 and April 5, 2003, there was no outstanding balance due from Center 7.

On October 1, 2003, the Company entered into an agreement with Directpointe Inc. (formerly Center 7, Helpdesk Division), to outsource its Customer Response Center (“CRC”) operations for a minimum monthly charge of $10. Services purchased under this agreement in the third quarter and the first nine months of fiscal year 2004 were $30.

Ralph J. Yarro, III, one of the Company’s Directors, is also a Director, President and Chief Executive Officer of Canopy. Darcy G. Mott, one of the Company’s Directors, is also a Vice President, Treasurer and Chief Financial Officer of Canopy. Canopy beneficially owns approximately 43% of the Company’s outstanding common stock.

12.	Litigation

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

13.	Issuance of Restricted Stock

During the third quarter of fiscal year 2004, the Company granted 85 shares of restricted stock. Based on the fair market value at the date of grant, the Company will record $187 in compensation expense ratably over the vesting period of the restricted stock. The restricted stock vests 50% at the end of the first year and the remaining 50% at the end of the second year. The Company recorded $8 in compensation expense in the third quarter of fiscal year 2004.

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

Under the terms of the EMC reseller agreement, we will combine our core services capabilities including storage networking assessment, installation, resource management and enhanced data protection with the complete line of EMC Automated Networked Storage systems and software, with a focus on the CLARiiON® family of systems. We are developing and implementing solutions that incorporate a broad array of third party products which, we believe, are the finest commercial technologies available to meet customer requirements in the areas of Storage Area Networks, Network Attached Storage, high-availability systems for enhanced business continuance, data protection systems incorporating enhanced backup and recovery, Information Lifecycle Management (“ILM”), archiving and tape automation while minimizing our past dependencies on MTI-branded RAID controller technology. We also enhance the value of our storage solutions through our 24x7x365 support and service infrastructure, which includes an international network of 113 on-site field engineers, a storage solution laboratory, and our global technical support centers.

The total storage solutions that we deliver to the market are generally compatible with Sun Solaris, HP-UX, Windows NT, Novell Netware, IBM AIX, and Linux operating systems. Having the ability to work on these operating platforms enables us to meet varied customer demands. Our customers represent a cross-section of industries and governmental agencies and range from small businesses to Fortune 500 companies. No single customer accounted for more than ten percent of total revenue during the third quarter and the first nine months of fiscal 2004.

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

In the second quarter of fiscal year 2004, we reversed $0.3 million of the restructuring charge due to higher than anticipated lease payments from sub-lessees and usage of space in our Westmont, Illinois facility.

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

Revenue recognition. We record product sales after the inventory has cleared customs, if necessary, and upon pick-up by a common carrier for Free On Board (“FOB”) origin shipments. For FOB destination shipments, sales are recorded upon delivery to the customer. Sales are recorded net of an allowance for estimated returns, as long as no significant post-delivery obligations exist and collection of the resulting receivable is probable and the sales price is fixed or determinable. Generally, product sales are not contingent upon customer testing, approval and/or acceptance. However, if sales require customer acceptance or include post-delivery obligations, revenue is recognized upon customer acceptance or fulfillment of any post delivery obligations. We record revenue from equipment maintenance contracts as deferred revenue when billed and recognize the revenue as earned over the period in which the services are provided, primarily straight-line over the term of the contract.

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

We may allow our customers who purchase new equipment to trade-in used equipment to reduce the purchase price under the sales contract. These trade-in credits are considered discounts and are allocated to the delivered elements governed by EITF 00-21. Thus, product revenue from trade-in transactions is recognized net of trade-in value.

We consider sales transactions that are initiated by EMC and jointly negotiated and closed by EMC and our sales-force as Partner Assisted Transactions (“PATs”). We recognize revenue from PATs on a gross basis because we bear the risk of returns and collectability of the full accounts receivable. Product revenue of the delivered items is recorded at residual value upon pick-up by a common carrier for FOB origin shipments. For FOB destination shipments, product revenue is recorded upon delivery to the customer. If we subcontract the undelivered items such as maintenance and professional services to EMC, we record the costs of those items as deferred costs and amortize the costs using the straight-line method over the life of the contract. We defer the revenue for the undelivered items at fair value based upon contracted prices with EMC according to EITF 00-21. At times, our customers prefer to enter into service agreements directly with EMC. In this instance, we assign the obligation to perform services to EMC and, therefore, we do not record revenue nor defer any costs related to the services. Finally, upon assignment of maintenance and professional services to EMC, EMC may elect to subcontract the professional services to us. In this case, we defer the revenue for the professional services at fair value according to EITF 00-21.

Product warranty. For non-EMC products, we record warranty expense at the time revenue is recognized and maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty calls and repair cost. For EMC products, we record warranty expense in the same manner that we record warranty expense for non-EMC products. During the third quarter of fiscal year 2004, we reviewed our historical costs of warranty for EMC products sold over the last nine months, since we entered into the reseller agreement with EMC. Based on our review, we did not need to, and did not, record any additional provision for warranty expense in the third quarter of fiscal year 2004, and management believes that the warranty accrual at January 3, 2004 is sufficient to cover future warranty costs. We will continue to assess the adequacy of our warranty accrual each quarter. Should actual warranty calls and repair cost differ from our estimates, the amount of actual warranty costs could materially differ from our estimates.

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated returns and losses resulting from the inability of our customers to make payments for products sold or services rendered. We analyze accounts receivable, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an inability to make payments, additional allowances may be required.

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

Valuation of goodwill. We assess the impairment of goodwill in accordance with Statement 142 on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Upon the adoption of Statement 142 and the completion of the transitional impairment test in fiscal year 2002, we concluded that there was no impairment of goodwill. We completed our annual assessment for goodwill impairment in the fourth quarter of fiscal year 2003. Based upon factors such as stock price appreciation, comparison between the reporting units Fair Value and its Carrying Value and cash flow projections over the next three years, we concluded that there was no impairment of our goodwill. Changes in assumptions and estimates included within this analysis could produce significantly different results than those identified above and those recorded in the consolidated financial statements. We will update our assessment during the fourth quarter of fiscal year 2004.

Inventories. Our inventory consists of logistics inventory and production or resalable inventory. Logistics inventory is used for product under maintenance contracts and warranty, and is not for sale. As of January 3, 2004, we had a net logistics inventory of $2.4 million and a net production inventory of $2.9 million. Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and future sales forecasts. Historically, we used rolling forecasts based upon anticipated product orders to determine our component and product inventory requirements. As a reseller, we intend to procure inventory primarily upon receipt of purchase orders from customers. Lead times for products, materials and components that we order may vary significantly and depend upon factors such as specific supplier requirements, contract terms and current market demand. As a result, our product and component requirement forecasts may not be accurate. If we overestimate our product or component requirements, we may have excess inventory, which could lead to additional excess and obsolete charges.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED

	JANUARY 3,	JANUARY 4,	JANUARY 3,	JANUARY 4,
	2004	2003	2004	2003

Net product revenue	57.9%	47.9%	53.5%	46.1
Service revenue	42.1	52.1	46.5	53.9

Total revenue	100.0	100.0	100.0	100.0

Product gross profit	19.4	22.0	17.9	9.0
Service gross profit	25.6	38.0	29.3	35.7

Gross profit	22.0	30.3	23.2	23.4
Selling, general and administrative	30.8	32.8	32.6	35.6
Research and development	—	3.9	1.3	7.2
Restructuring charges	—	1.1	(0.3)	2.1

Operating loss	(8.8)	(7.5)	(10.4)	(21.5)
Interest and other income (expense), net	(0.2)	(0.3)	(0.2)	1.7
Gain on foreign currency transactions	1.1	0.8	0.1	0.3
Income tax benefit (expense)	14.8	(0.1)	5.3	(0.1)

Net income (loss)	6.9%	(7.1)%	(5.2)%	(19.6)%

Net Product Revenue: Net product revenue for the third quarter of fiscal year 2004 increased $2.9 million, or 30.5% from the same quarter of the prior year. However, as compared to the same quarter of the prior year, our domestic product revenue increased by $1.7 million, or 42.8%, while our international product revenue increased by $1.2 million, or 21.4% in the third quarter of fiscal year 2004. In terms of product mix on a worldwide basis, our server product revenue in the third quarter of fiscal year 2004 increased by 86%, while library and software product revenue decreased by 14% from the same quarter of the prior year. The increase in server product revenue was attributable to the sale of EMC products which generally have a higher average selling price than our proprietary products. Net product revenue for the first nine months of fiscal year 2004 increased $4.1 million, or 14.9% from the same period of the prior year. The increase was attributable to $2.8 million, or 19.4% increase in international product revenue and $1.3 million, or 10.1% increase in domestic product revenue. We ended our third quarter of fiscal year 2004 with an order backlog of $2.4 million, as compared to an order backlog of $3.5 million in the same quarter of the prior year.

Service Revenue: Service revenue for the third quarter of fiscal year 2004 decreased by $1.3 million, or 12.7% from the same quarter of the prior year. Service revenue for the first nine months of fiscal year 2004 decreased by $4.6 million, or 14.3% from the same period of the prior year. This decrease was attributable to decreased maintenance revenue since many expired maintenance contracts were not replaced by renewed and new maintenance contracts for MTI products. We attribute the lower number of renewals to the loss of customers to our competitors, customers that have updated their technology which is now covered by warranty, and customers that have ceased operations. Even though service revenue has been declining, it remains our foundation and provides more than 50% of our gross profit. For proprietary hardware products, we provide our customers with a warranty against defects for one year domestically and for two years internationally. Subsequent to the end of fiscal year 2003, we became a reseller and service provider of EMC Automated Networked Storage Systems and software. Currently, we are selling most EMC hardware products with up to 3-year 24x7x365 warranties and EMC software products with 90-day warranties. As a result, the number of service contracts associated with those hardware product sales is expected to decline, especially within the next twelve months. Thus, depending upon the conversion of our current customer base to EMC products from MTI proprietary products, service revenues may decrease. Since EMC software products come with 90-day warranties, we believe that selling EMC software products will help offset lost maintenance revenue from EMC hardware products sales. Also, as sales of EMC products increase, we expect that sales of back-up products, which are not a part of the EMC reseller agreement, will increase. The back-up products carry shorter warranty periods, thus providing us an opportunity to increase the number of maintenance contracts. Despite focusing on EMC products, we will continue to support and service our customers that continue to use our MTI-branded RAID controller technology and our partnered independent storage technology.

Product Gross Profit: We generated gross profit of $2.4 million from product sales for the third quarter of fiscal year 2004, as compared to a product gross profit of $2.1 million for the same quarter of the preceding year. The product gross profit margin for the third quarter of fiscal year 2004 was 19.4% as compared to 22.0% for the same quarter of the preceding year. The decrease in the product gross profit margin for the third quarter of fiscal 2004, was primarily due to the changes in product mix. In the third quarter of fiscal year 2004, our net products revenue consisted of 49% of EMC products, 11% of our proprietary server products, 3% of other third party server products and 37% of library and software products, as compared to 0% of EMC products, 30% of our proprietary server products, 15% of other third party server products and 55% of library and software products in the same quarter of the preceding year. As often is the case with a reseller model, EMC products generally carry lower margins than our proprietary products. Our product gross profit for the first nine months of fiscal year 2004 increased by $3.2 million from the same period of the prior year. The product gross profit margin for the first nine months of fiscal year 2004 was 17.9% as compared to 9.0% for the same quarter of the preceding year. The increase in the product gross profit margin for the first nine months of fiscal 2004, was mainly due to reduced charges for excess and obsolete inventory from $2.3 million in the first nine months of fiscal year 2003 to $1.2 million in the first nine months of fiscal year 2004.

Service Gross Profit: Service gross profit was $2.3 million for the third quarter of fiscal year 2004, a decrease of $1.6 million, or 41.1% from the same period of the previous year. Service gross profit was $8.1 million for the first nine months of fiscal year 2004, a decrease of $3.4 million, or 29.8% from the same period of the prior year. We attribute the decreases in service gross profit to reduced field service revenue, particularly maintenance revenue which is supported by a relatively fixed cost structure. In an effort to improve our service gross profit, the following actions were taken:

•	As of March 31, 2003, we have become part of EMC’s Authorized Service Network. As a result, we are part of a worldwide-network of professional service organizations enabling us to offer enhanced service and consulting capabilities to our customers;

•	Effective October 1, 2003, we outsourced our domestic CRC operations to Directpointe, Inc. (“Directpointe”), a related party, for a minimum monthly charge of $0.01 million; and

•	In October 2003, we eliminated 8 full time employees from our field service department and expect to realize a quarterly cost savings of $191.

Selling, General and Administrative: Selling, general and administrative expenses for the third quarter of fiscal year 2004 increased $0.1 million, or 1.4% from the same quarter of the preceding year. Selling, general and administrative expenses for the first nine months of fiscal year 2004 decreased $1.9 million, or 9.1% over the same period of the preceding year. The decrease for the first nine months of fiscal year 2004 was primarily due to a $0.3 million decrease in domestic salary and benefit expenses resulting from reduced headcount, a $1.2 million decrease in fixed charges such as rent, utilities, property taxes, depreciation expense, a $0.4 million decrease in marketing and promotional expenses, and a $1.0 million decrease in legal, banking, consulting and professional service fees. These decreases were partially offset by an increase in bad debt expense of $0.5 million and an increase in international salary and benefit expense resulting from the strengthening of the Euro and the British Pound by $0.5 million.

Research and Development: We eliminated research and development expenses in the second quarter of fiscal year 2004 due to our strategy shift from a producer of proprietary products to a reseller of EMC products. We determined that EMC’s research and development function overlap the integration and testing function that we used to perform and, therefore, we decided not to invest further on research and development activities. And for the same aforementioned reason, research and development expenses for the first nine months of fiscal year 2004 decreased $3.6 million, or 82.1% over the same period of the preceding year.

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

The amount accrued for restructuring activities as of January 3, 2004, was as follows (in millions):

Abandoned facilities:
Balance as of April 5, 2003	$2.93
Year-to-date adjustment to restructuring charges	(0.21)
Year-to-date utilization	(0.64)

Balance as of January 3, 2004	$2.08

Interest and Other Income (Expense), Net: Other expense, net for the third quarter of fiscal year 2004 was $0.04 million, as compared $0.05 million for the same quarter of the preceding year. Other expense, net for the first nine months of fiscal year 2004 was $0.1 million, as compared to a net other income of $1.0 million for the same period of the prior year. The decrease was mainly due to the absence of a gain on sales of certain investments, offset by reduced interest expense.

Gain on Foreign Currency Transactions: We recorded $0.23 million in foreign exchange gain during the third quarter of fiscal year 2004, as compared to $0.16 million in foreign exchange gain in the same quarter of the prior year. The increase was due to the strengthening of the Euro against the British Pound and the USD. Foreign exchange gain was $0.03 million during the first nine months of fiscal year 2004, as compared to foreign exchange gain of $0.18 million for the same period of the preceding year. In the prior year, in order to minimize the risk of foreign exchange loss, we entered into foreign currency forward contracts. However, in order to conserve cash, we ended our hedging program in May 2003. This, coupled with the strengthening of the British Pound against the Euro during the first three months of fiscal year 2004, led to a decreased foreign currency gain for the first nine months of fiscal year 2004.

Income Tax Expense (Benefit): We recorded an income tax benefit of $3.1 million during the third quarter of fiscal year 2004, as compared to an income tax expense of $0.03 million for the same quarter of the prior year. Income tax benefit was $3.1 million in the first nine months of fiscal year 2004, as compared to an income tax expense of $0.1 million in the same period of the preceding year. The benefit of $3.1 million is due to the final settlement on income tax audits for fiscal years 1992 through 1995 which resulted in a final tax payable of $0.2 million for which we had accrued $1.7 million and an income tax receivable of $1.7 million for fiscal years 1982 through 1990 based upon the carryback of the net operating losses which were confirmed by the IRS for the fiscal years 1993 through 1995.

Liquidity and Capital Resources

We had cash and cash equivalents of $3.3 million as of January 3, 2004. Decreases in cash and cash equivalents of $6.5 million from April 5, 2003, were primarily due to cash used in operating activities. Operating activities used cash of $8.6 million in the first nine months of fiscal year 2004, which was attributable to the net loss of $3.1 million coupled with $5.5 million in non-cash adjustments and changes in assets and liabilities primarily consisting of accounts receivable, accrued liabilities, accounts payable, and inventories. As of January 30, 2004, we had cash and cash equivalents of approximately $3.1 million.

Net cash used in investing activities was $0.2 million due to leasehold improvements and purchases of software.

Net cash provided by financing activities was $1.3 million due to net borrowings under our line of credit of $0.7 million and proceeds from exercise of options and issuance of common stock of $0.7 million, partially offset by payments on capital leases of $0.1 million.

As of January 3, 2004, we had working capital of $1.5 million as compared to working capital of $2.1 million at April 5, 2003. The decrease in working capital was due to decreasing margins which resulted in reduced cash, lower inventory levels, and higher accounts payable, partially offset by a decrease in accrued liabilities resulting from the release of accrued income taxes upon final settlement of an income tax audit under appeal, an increase in income tax receivable related to income tax refunds allowed by the IRS upon final settlement of an income tax audit and by an increase in accounts receivable. We also have $3.6 million available on our Comerica line of credit as of January 30, 2004.

Given more than 20 years experience in designing storage solutions, we believe our relationship with EMC will be successful and will position us to grow product revenue in the mid-range storage market. In the first nine months of fiscal year 2004, we experienced an increase of $4.1 million in net product revenue, as compared to the same period of the prior year. In this new relationship, sales order backlog could become significant. As of January 3, 2004, our order backlog was $2.4 million. EMC ends its fiscal quarters ahead of us and a significant portion of our sales generally occurs in the last month and weeks of a given quarter. Consequently, if EMC is unable to assemble, test and ship orders on a timely basis or if all orders received within one quarter are shipped leaving no backlog for future quarters, our quarter-to-quarter performance could be negatively affected.

Our principal source of liquidity is cash and cash equivalents, cash flows from operations and the Comerica line of credit under the Comerica loan agreement, which was to mature on October 31, 2003. However, on June 30, 2003, we renewed the $7.0 million line of credit until May 31, 2004. The line of credit is secured by a letter of credit that is guaranteed by Canopy. The Canopy guarantee was to mature on November 30, 2003, but on June 30, 2003, Canopy extended the $7.0 million letter of credit until June 30, 2004. The Comerica line of credit only contains negative covenants; it does not contain any operating covenant that restricts our ability to borrow. We believe that revenues and margins are at sustainable levels and uses of working capital coupled with the borrowing ability under the Comerica line of credit, is adequate to fund operations for at least the next twelve months. However, in general, resellers of third party manufactured products sell such products at margins significantly lower than would be experienced if they were the original manufacturers of the products. As product margins decrease, there is a need to sell substantially more products to achieve the same product margin dollars. Additionally, EMC products other than software are generally sold with up to a three-year warranty and, therefore we expect that our service revenue base will decrease as a result. If we are not able to renew the existing service contracts, we expect that our cash receipts will decrease. If product revenues and margins continue to decrease or we are not able to replace expiring service maintenance contracts with other forms of service revenues and/or are not able to reduce our operating expenses, we may have to seek additional financing alternatives such as additional bank borrowings and/or public or private offerings of equity or debt securities. No assurance can be given that additional sources of financing will be available or that if available, such financing will be on terms favorable to us. If additional sources of financing are not available, we intend to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that such measures would be successful.

The following represents a comprehensive list of our contractual obligations and commitments as of January 3, 2004:

	Payments Due by Fiscal Period (in millions)

	Total	2004	2005	2006	2007	2008	Thereafter

Note Payable	$2.40	—	$2.40	—	—	—	—
Capital and Operating Lease Obligations	11.73	0.96	3.53	2.46	1.48	0.93	2.37

	$14.13	$0.96	$5.93	$2.46	$1.48	$0.93	$2.37

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

The Comerica Bank loan agreement contains negative covenants placing restrictions on our ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. Although we are currently in compliance with all of the terms of the Comerica Bank loan agreement, and believe that we will remain in compliance, there can be no assurance that we will be able to borrow under the Comerica Bank loan agreement. Upon an event of default, Comerica Bank may terminate the Comerica Bank loan agreement and declare all amounts outstanding immediately due and payable. As of January 3, 2004, there was $2.4 million outstanding under the Comerica Bank loan agreement. If our product and service revenue and related margins decline further, there could be an adverse effect on cash flow and working capital. Should that occur, there can be no assurance that existing or additional financing sources would be available.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our European operations transact in foreign currencies which exposes us to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound sterling and the Euro. We have utilized and may, in the future, utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks. In order to conserve cash, we decided to end our hedging program as of the end of May 2003. As of January 3, 2004, we had no outstanding forward contracts. Should we decide to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks, there can be no assurance that such actions will successfully reduce our exposure to financial market risks.

Our exposure to short-term interest rate fluctuations is limited to our short-term borrowings under our line of credit. Our line of credit allows borrowings up to $7.0 million and, if fully utilized, a 1% increase in interest rates would increase annual interest expense by $0.07 million.

ITEM 4 - DISCLOSURE CONTROLS AND PROCEDURES

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

See index to Exhibits on page 25 of this report

(b)	Reports on Form 8-K:

A Current Report on Form 8-K, dated November 24, 2003, was filed during the third quarter of 2004 pursuant to Item 12 containing the press release relating to the Company’s financial results for the quarterly period ended October 4, 2003. (The information in the foregoing report on Form 8-K, including all exhibits thereto, was furnished pursuant to Item 9 or 12 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference herein.)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of February 2004.

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