Form 10-K
period 2004-04-03
MTI TECHNOLOGY CORP
filed 2004-07-01
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2004

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

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $31,666,721 on October 4, 2003, based on the closing sale price of such stock on The Nasdaq SmallCap Market.

      The number of shares outstanding of Registrant’s Common Stock, $0.001 par value, was 34,581,655 on June 25, 2004.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

DOCUMENTS INCORPORATED BY REFERENCE

      Information required under Items 10, 11, 12, 13 and 14 of Part III hereof are incorporated by reference to portions of the registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held September 8, 2004.

PART I
Item 1. Business
Item 2. Properties
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
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
INDEPENDENT AUDITORS’ REPORT
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EXHIBIT INDEX
EXHIBIT 10.75
EXHIBIT 10.76
EXHIBIT 10.77
EXHIBIT 10.78
EXHIBIT 10.79
EXHIBIT 10.80
EXHIBIT 10.81
EXHIBIT 10.82
EXHIBIT 10.83
EXHIBIT 10.84
EXHIBIT 10.85
EXHIBIT 10.86
EXHIBIT 10.87
EXHIBIT 10.88
EXHIBIT 10.89
EXHIBIT 10.90
EXHIBIT 10.91
EXHIBIT 10.92
EXHIBIT 10.93
EXHIBIT 10.94
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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

      All references to years refer to our fiscal years ended April 1, 2000, April 7, 2001, April 6, 2002, April 5, 2003, and April 3, 2004, as applicable, unless the calendar year is specified. References to dollar amounts that appear in the tables and in the Notes to Consolidated Financial Statements are in thousands, except share and per share data amounts, unless otherwise specified. The fiscal year ended April 7, 2001, consisted of 53 weeks. All other fiscal years consisted of 52 weeks.

Overview

      We are a system integrator providing storage solutions for the mid-range enterprise market. Historically, we partnered with independent storage technology companies to develop, integrate and maintain high-performance, high-availability storage solutions for the mid-range and Global 2000 companies worldwide. We continue to service select third party hardware and software, and our Professional Services organization provides planning, consulting and implementation support for storage products from other leading vendors. We believe that there is as much value in creating, integrating, implementing and providing umbrella services around these various technologies as there is in developing the raw technology. On March 31, 2003, we entered into a reseller agreement with EMC Corporation, a world leader in information storage systems, software, networks and services, and have become a reseller and service provider of EMC Automated Networked StorageTM systems and software. Although we intend to focus primarily on EMC products, we will continue to support and service our customers that continue to use our MTI-branded RAID controller technology and our partnered independent storage technology. We believe that we can differentiate ourselves through our ability to offer umbrella services on a wide range of storage products covering online storage, replicated site environments and data protection from leading technology companies. We sell our solutions and services to Global 2000 companies for their data center computing environments.

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

      The total storage solutions that we deliver to the market are generally compatible with Sun Solaris, HP-UX, Windows NT, Novell Netware, IBM AIX, and Linux operating systems. Having the ability to work on these operating platforms enables us to meet varied customer demands. Our customers represent a cross-section of industries and governmental agencies and range from small businesses to Fortune 500 companies. No single customer accounted for more than ten percent of total revenue during fiscal years 2004, 2003 and 2002.

Our Strategy

      Our strategy is to simplify the storage, availability, protection and management of large amounts of data by delivering fully integrated solutions to our customers based on EMC Automated Networked Storage systems and other vendors’ best-of-breed technologies and high value services.

      We provide customers access to technology through strategic partnerships with leading storage vendors including EMC, Legato, Brocade, Quantum, and StorageTek. The core value of our vendor relationships is our commitment to providing services and solutions around these technologies. From basic services such as installation and integration to advanced services by our Professional Services Consulting group designing and implementing fully integrated solutions, we assist our customers with the full potential of the technologies we implement in their operations.

      In order to continue to provide the broadest array of storage solutions, we require access to a full complement of technology from the leaders in the industry. Through our relationship with EMC and other vendors, we can now offer our customers effective solutions addressing some of their most urgent business and regulatory requirements.

Significant Business Developments

Sale of Securities

      On June 17, 2004, we sold 566,797 shares of Series A Convertible Preferred Stock in a private placement financing at $26.46 per share, which raised $15 million in gross proceeds, before consideration of professional fees. The sale included issuance to the investors of warrants to purchase 1,624,308 shares of the Company’s common stock with an exercise price of $3.10 per share. The shares of common stock into which the warrants are exercisable represent twenty-five percent (25%) of the aggregate number of shares of common stock into which the Series A Convertible Preferred Stock are convertible plus an additional 207,315 shares of common stock. Each share of Series A Convertible Preferred Stock is convertible into common stock at an initial conversion rate of ten shares of common stock for each share of Series A Convertible Preferred Stock, subject to adjustments upon certain dilutive issuances of securities by the Company at the initial stated price per share. The Series A Convertible Preferred Stock carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. The warrants are exercisable on or after December 20, 2004, and expire on June 17, 2015. As part of the private placement, a representative of the investors has joined the Company’s Board of Directors.

EMC Partnership

      Effective March 31, 2003, we became part of EMC’s Authorized Service Network. As a result, we are part of a worldwide network of professional service organizations enabling us to offer enhanced service and consulting capabilities to our customers.

      Also during fiscal year 2004, as a result of our increased sales volume, we became an EMC Premier Velocity Partner. This designation entitles us to more favorable pricing structures as well as additional sponsorship and support from EMC.

      In the fourth quarter of fiscal year 2004, we amended the EMC reseller agreement to extend the terms of the agreement an additional three years. The EMC reseller agreement will expire on March 31, 2009. Thereafter, and subject to mutual agreement, the EMC reseller agreement shall be automatically renewed for successive one-year renewal periods until terminated by either party with a 90-day notice.

Financial Restructurings and Reductions in Staff

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

      During fiscal year 2003, we recorded an additional restructuring charge of $1.4 million which consisted of charges of $0.5 million related to headcount reduction of 39 employees, or 15% of the Company’s workforce, $0.5 million related to the disposal or abandonment of fixed assets and $0.4 million due to lower than anticipated lease payments from sub-lessees in certain facilities. Of the 39 positions terminated, 14, 3, 6, 1, 14 and 1 were from the Sales, Marketing, General and Administrative, Customer Service, Research and Development and Manufacturing departments, respectively.

      In the first quarter of fiscal year 2004, we recorded an additional $0.04 million restructuring charge due to lower than anticipated lease payments from sub-lessees in our Sunnyvale, California facility. Also in the first quarter of fiscal year 2004, we eliminated 18 full-time positions, 1, 16 and 1 from the domestic general and administrative, global customer solutions and manufacturing departments, respectively. As a result of this reduction in workforce, we expect to realize quarterly cost savings of $0.3 million.

      In the second quarter of fiscal year 2004, we reversed $0.3 million of the restructuring charge due to higher than anticipated lease payments from sub-lessees and usage of space in our Westmont, Illinois facility.

      In the third quarter of fiscal year 2004, we eliminated 21 full-time positions, 8 from our field service department, 7 from our manufacturing department, 2 from our general and administrative department and 4 from our sales department. As a result of this reduction in workforce, we expect to realize quarterly cost savings of $0.5 million.

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

      As part of the maximum $30.0 million in royalties, minimum royalties of $10.0 million were to be received in five annual installments, beginning within 30 days of the first anniversary of the effective date of the EMC asset purchase agreement, and within 30 days of each subsequent anniversary thereof. As of March 2001, we had received all installments. Also, as a result of a computer and technology agreement between EMC and IBM announced in March 1999, the minimum royalties of $10.0 million were to be increased to $15.0 million. Payments were to be received under the EMC asset purchase agreement in five equal annual installments. We received the first three annual installments in March 2000, March 2001 and March 2002. On April 1, 2003, we entered into an amended asset purchase agreement with EMC, pursuant to which EMC paid to us $5.9 million, which fully satisfied all obligations of EMC under the asset purchase agreement. Also, we granted EMC immunity from suit for patent infringement with respect to our patents.

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

      Subsequent to the fiscal year ended April 3, 2004, we assigned to EMC all of our rights, title and interest in and to all our remaining patents and patent applications.

Our Market

      Our primary market focus is the worldwide mid-range open systems-based market for storage solutions. EMC currently fulfills approximately 39% of the storage infrastructure for this market. We believe this represents a significant market opportunity for us. We believe that we can continue to increase our revenue by leveraging EMC’s leadership position in the market.

      The growth of IT-managed data is creating a significant market opportunity for enterprise storage solution providers. Worldwide IT storage capacity deployments are growing and storage is considered to be a major IT discipline in most organizations with storage spending exceeding server and networking expenditures. Storage expenditures are shifting to services and we believe that complexity, not a lack of technology, is now the key weakness in the IT storage environment. There are currently many powerful networking, software and integrated “appliance” products available that address storage manageability and automate key storage management functions. Historically, we have sold many of these state-of-the-art products ranging from fibre-channel storage area network (SAN), network area storage (NAS), direct attached storage (DAS) and content addressable storage (CAS), to data replication and backup systems. Understanding and working with the vast array of storage offerings is complex and expensive for the IT customer. As a result, we believe that the market will shift to consuming traditional storage and storage automation products in the context of a full-service solution in which the responsibility for designing, integrating, and maintaining the storage environment will be assigned to an outside storage services specialist like ourselves.

      We believe that the trend towards acquiring fully integrated storage solutions will be particularly strong in the mid-range of the enterprise storage market, where companies tend to host their own mission critical applications yet do not have the staffing resources of mainframe environments. Despite increasing demand for additional storage requirements over the last few years, we believe that companies in the mid-range segment do not have sufficient access to fully integrated storage solution providers. The majority of system integrators and resellers tend to either be too small, lack the necessary multi-national infrastructure or do not have the required technology relationships to satisfy the needs of the mid-range market. In addition, too few vendors, resellers, and integrators focus purely on storage. Therefore, we believe that our size, partnerships and professional services focus present a unique opportunity to exploit market shifts and growth.

Our Storage Solution

      We deliver storage solutions to solve many common and demanding customer problems. These solutions are built on what we believe to be the best-of-breed platform complemented by other strategic partners such as EMC, Legato, Brocade, Quantum, StorageTek, and ADIC. We believe that we integrate these solutions into a complete, easy-to-operate and reliable storage environment to meet the customer’s specific business objectives. Our technical specialists assess the customer’s environment and custom design each solution to address the customer’s specific needs, both in terms of technical configuration and vendor product selection. Leveraging our technical resources and vendor relationships, we select, along with our customer’s input, a platform that will interoperate and meet the solution objectives. We then custom design and deliver these solutions with a full range of value-added service offerings from installation and implementation to ongoing maintenance, support, management, residency and knowledge transfer. Our solutions approach provides us the opportunity to not only meet their hardware and software requirements, but also advise and implement comprehensive business process (e.g. ILM, business continuance, regulatory compliance) improvements thus enhancing our value proposition. Moreover, as a provider of both products and professional services and on going support, we are able to reduce the customer’s overhead costs.

      Our solutions are divided into three areas that address different aspects of the storage environment:

•	Storage infrastructure solutions that center on state-of-the-art, high-performance, high-availability networked storage systems from EMC (DAS, SAN, NAS and CAS). These solutions are designed to deliver fast, reliable, and resilient on-line storage systems that are easily and rapidly deployed. Our solutions are integrated with easy to use Storage Resource Management software that allow our customers to improve system administration productivity;

•	Backup Solutions that incorporate leading edge solutions from platform vendors such as Legato in combination with state-of-the-art tape libraries from Quantum, StorageTek and ADIC; and

•	Replication services on a local level and/or on a wide area basis to create operational copies of current data or for enhanced data protection and business continuity utilizing software and hardware services from EMC, Legato and other leading Storage Application Software vendors.

Global Customer Solutions

      The quality and reliability of the products we sell and the continuing support of these products are important elements of our business. As we move forward with our reseller partnership with EMC, we believe that the expertise of our professional services staff and the delivery of high quality customer service will be of even greater importance to our customer base. Additionally, as part of EMC’s Authorized Service Network, we are part of a worldwide network of professional service organizations enabling us to offer enhanced service and consulting capabilities to our customers.

      As part of our strategy to build a worldwide organization devoted to addressing customers’ storage related needs, we have engineered a major realignment within the service elements of the business. During the first quarter of fiscal year 2004, we created a new function called Global Customer Solutions (“GCS”), consisting of 112 people, to better align and utilize our resources as we embrace our new business model as a reseller of the full line of EMC storage solutions. GCS is the umbrella function for all of our customer support functions. The GCS functions encompass all of product procurement, integration, logistics support, software and hardware technical support, Field Service Operations and Professional Services Consultancy. We have consolidated our legacy product sustaining function in two separate primary product support centers, one located at our corporate headquarters in Tustin, California, and a second located in Godalming, England. As a part of our consolidation efforts and to avoid duplication at the two facilities, the Godalming, England facility handles primarily our European customer base and sustaining for our S and D series RAID storage, while the Tustin, California facility continues to sustain our traditional RAID storage, and primarily handle our U.S. customer base. As necessary, technical professionals from either facility are dispatched worldwide to address and solve our customer requirements.

      We currently offer a variety of customer services that include system and software maintenance of MTI and EMC-manufactured products, as well as other open-system platforms, consulting services, storage-management integration and training. We offer on-site service response 24 hours-a-day, seven-days-a-week, 365 days-a-year. Service revenue represented approximately 44%, 51%, and 41% of our total revenue in fiscal years 2004, 2003, and 2002, respectively.

      Currently, we are selling most EMC hardware products with up to 3-year 24x7 warranties and EMC software products with 90-day warranties. As a result, the amount of service contracts associated with those hardware product sales is expected to decrease in value. Depending upon the conversion of our current customer base to EMC products from MTI proprietary products, service revenues may continue to decrease. As sales of EMC products increase, we expect sales of back-up products, which are not a part of the EMC reseller agreement, to increase. The back-up products carry shorter warranty periods, thus providing us an opportunity for increased maintenance contract revenue. Furthermore, technology refresh activity will increase the demand for our professional services which is expected to be a significant driver of our future growth in the services arena.

Sales and Marketing

      Since 1996, we have focused our business on the storage needs of the open-systems based and mid-range enterprise computing market. We have over 4,000 customers who have relied on us to design, implement and service portions of the storage environments that support their critical business applications. On March 31, 2003, we signed a reseller agreement with EMC. The vast majority of our sales and marketing efforts are focused on selling and servicing storage solutions purchased from EMC and its wholly-owned subsidiary, Legato Systems. Our market strategy is to become the preferred provider for sales, professional services and maintenance to the mid-range enterprise market for EMC-branded storage solutions. In order to accomplish this, we will marry our expert on-site professional and support services with industry-leading storage solutions that represent the best technology available today and access to future technologies developed by the strongest brands in the storage industry. We believe that the EMC product set best meets these requirements and will allow us to be successful in our market strategy.

      We believe that in today’s technology storage marketplace, buying decisions are based much more on return on investment than in the past. Today’s buyers are more “business managers” than traditional technology buyers and purchases are made to solve existing business issues. Therefore, product brand is of the utmost importance. Our EMC relationship allows us to have access to a world-class product brand to meet the demands of today’s marketplace.

      We differentiate ourselves from other resellers through our dedicated focus on EMC storage solutions, our multi-national direct-end sales force and on-site professional service and maintenance organization. Our marketing is focused around direct lead generation through select localized telemarketing and other marketing strategies. We expanded our direct end-user sales force during fiscal year 2004 and we expect to continue to expand throughout fiscal year 2005.

Order Backlog

      As a reseller of EMC Automated Networked Storage Systems and software, our backlog levels will depend on the availability of EMC products. EMC generally ships products within ten days upon receipt of a purchase order. A significant portion of our sales occurs in the last month of a quarter. Consequently, our backlog at the end of a quarter is dependant upon our ability to place a purchase order with EMC soon enough to allow EMC adequate time to assemble, test and ship orders prior to the end of the quarter. As a result, we believe that order backlog as of any particular date is not meaningful as it is not necessarily indicative of future sales levels. As of April 3, 2004, our order backlog was $2.9 million as compared to $1.8 million as of April 5, 2003.

Manufacturing and Integration Services

      As of April 3, 2004, MTI ceased manufacturing operations. Our manufacturing and integration services operations that are located in Dublin, Ireland, and Tustin, California have transitioned to central procurement, order fulfillment and logistics operations. Order fulfillment for North America is managed through Tustin, California and products are generally drop-shipped directly from suppliers such as EMC, Legato, Brocade, Quantum, StorageTek, and ADIC. Order fulfillment for Europe is managed directly through Dublin, Ireland. We continue to have a smaller scale product integration capability in Dublin, Ireland to fulfill the need for our legacy RAID products.

Competition

      The market for data storage solutions is extremely competitive, characterized by rapidly changing technology. We have a number of competitors in various markets, including Hitachi Data Systems, Hewlett-Packard Company, Sun Microsystems, Inc., IBM, and Network Appliance, Inc., each of which has substantially greater name recognition, marketing capabilities, and financial and personnel resources than we have. As a reseller of EMC-centric solutions, we believe that we have a competitive advantage of selling products of the highest levels of functionality, performance and availability in the information storage market.

      Since our goal is to enable customers to purchase a single, integrated storage solution, rather than multiple components requiring integration by the customer, we believe the principal elements of competition include quality of professional services consulting, ongoing support and maintenance coupled with responsiveness to costumers and market needs, as well as price, product quality, reliability and performance. There can be no assurance that we will be able to compete successfully or that competition will not have a materially-adverse effect on our results of operations. See “Factors That May Affect Future Results — The markets for the products and services that we sell are intensely competitive which may lead to reduced sales of our products, reduced profits and reduced market share for our business” In Item 7 of this Form 10-K.

Proprietary Rights

      We have relied on a combination of patent, copyright, trademark and trade-secret laws, employee and third party non-disclosure agreements and technical measures to protect our proprietary rights in our products. Since we shifted our strategy to become an EMC reseller, our reliance on property rights is less relevant.

      Pursuant to the EMC asset purchase agreement, we sold to EMC substantially all of our then-existing patents, patent applications, and related rights. We have an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the patents sold to EMC. The license we were granted pursuant to the terms and conditions of that agreement will terminate in the event of a change of control of the Company involving certain identified acquirers. On April 1, 2003, we entered into an amended asset purchase agreement with EMC, under which EMC paid us $5.9 million, which satisfied all obligations of EMC under the February 9, 1996, Asset Purchase Agreement. Also, we granted EMC immunity from suit for patent infringement with respect to our patents.

      Subsequent to the fiscal year ended April 3, 2004, we assigned to EMC all of our rights, title and interest in and to all of our remaining patents and patent applications.

Employees

      As of April 3, 2004, we had 254 full-time employees worldwide, including 80 in sales and marketing, 112 in global customer solutions, 20 in procurement and quality assurance, and 42 in general administration and finance. None of our employees are represented by a labor union, and we consider our relations with our employees to be good.

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

Item 2.	Properties

      Our corporate offices, including marketing, sales and support, general administration, and finance functions are located in Tustin, California, in a leased facility consisting of approximately 41,130 square feet. These premises are occupied under a lease agreement that expires on September 30, 2005. In July 2002, we completed consolidating our manufacturing facility into our 28,500 square feet facility in Dublin, Ireland, for which the lease expires in 2023. We also lease 16,000 square feet, 19,500 square feet, 11,800 square feet and 1,500 square feet facilities in Godalming, England, Chatou, France, Wiesbaden, Germany and Munich, Germany, respectively, which are used for sales and services.

      We abandoned 21,700 square feet, 11,160 square feet, 2,635 square feet, 3,200 square feet, 2,050 square feet and 3,400 square feet of our facilities located in Sunnyvale, California, Westmont, Illinois, Raleigh, North Carolina, Dublin, Ireland, Godalming, England, and Chatou, France, respectively, in the fourth quarter of fiscal year 2002. However, we are still obligated under the Sunnyvale, California, Westmont, Illinois, Raleigh, North Carolina, Dublin, Ireland, Godalming, England, and Chatou, France lease agreements that expire on July 31, 2006, June 30, 2005, April 30, 2005, October 14, 2023, November 5, 2012 and April 30, 2007, respectively. We have been able to sublet portions of our Sunnyvale, California, Westmont, Illinois, Raleigh, North Carolina, and Dublin, Ireland offices. We will continue to seek sub-tenants in order to further reduce our cost from the closure of our facilities. However, due to current economic conditions, there can be no assurance that we will be able to sub-lease the facilities in a timely manner.

      We also lease approximately 11 sales and support offices located throughout the U.S. and Europe.

Item 3.	Legal Proceedings

      Between July and September 2000, several complaints were filed in the United States District Court for the Central District of the California against us and several current or former officers seeking unspecified damages for our alleged violation of the Securities Exchange Act of 1934, as amended, by failing to disclose certain adverse information primarily during fiscal year 2000. On or about December 5, 2000, the several complaints were consolidated as In re MTI Technology Corp. Securities Litigation II.

      On October 17, 2002, the parties reached a tentative settlement in principle of this action. On or about December 3, 2002, the parties executed and submitted to the court for preliminary approval their agreement to settle the litigation. On May 19, 2003, the District Court preliminarily approved the settlement. On July 28, 2003, the District Court gave final approval of the settlement, all but $0.1 million of which was paid by our insurers, in return for a release of all claims against us and the other defendants, and dismissed the litigation with prejudice. The settlement has now become final under its terms, as the time to appeal from the dismissal has run.

      We are also, from time to time, subject to claims and suits arising in the ordinary course of business. In our opinion, the ultimate resolution of these matters are not expected to have a materially-adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of MTI’s stockholders during the fourth quarter of fiscal year 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Principal Market and Prices

      On May 30, 2002, we received a notification letter from Nasdaq for non-compliance with Marketplace Rule 4450(a)(5) because the bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive trading days. We had 90 calendar days, or until August 28, 2002, to regain compliance. On August 16, 2002, our securities ceased trading on the Nasdaq National Market and began trading on the Nasdaq SmallCap Market. We were granted an additional 90 calendar days, or until November 26, 2002, to demonstrate compliance with the minimum $1.00 per share requirement or meet initial listing criteria of Marketplace Rule 4310(c)(8)(D), which entitled us to an additional 180 calendar day grace period from Nasdaq to demonstrate compliance. On November 26, 2002, we received a letter from Nasdaq extending our listing on the SmallCap Market. As a result of the extension, we had until May 27, 2003 to comply with the minimum bid price requirement of the SmallCap Market, which requires us to maintain a $1.00 minimum bid price for a minimum of 10 consecutive trading days. During April 2003, the closing bid price of our common stock was $1.00 per share or greater for more than 10 consecutive trading days and on May 6, 2003, we received a notification letter from Nasdaq notifying us that we regained compliance with the Rule. As a result, our common stock will continue to be quoted on the Nasdaq SmallCap Market so long as we continue to satisfy the ongoing Nasdaq compliance requirements.

      The following table sets forth the range of high and low sales prices per share of our common stock for each quarterly period as reported on The Nasdaq National Market and the Nasdaq SmallCap Market for the periods indicated. The price of our common stock at the close of business on June 25, 2004, was $2.24. See “Factors That May Affect Future Results — We may fail to comply with Nasdaq Marketplace Rules”

	Sales Prices

	High	Low

Fiscal Year 2003
First Quarter	0.9900	0.4200
Second Quarter	0.5700	0.2500
Third Quarter	0.7900	0.2800
Fourth Quarter	1.3400	0.4000
Fiscal Year 2004
First Quarter	1.1900	0.8500
Second Quarter	1.9800	0.9000
Third Quarter	2.8700	1.5700
Fourth Quarter	3.7300	2.2300

Number of Common Stockholders

      The approximate number of record holders of our common stock as of June 25, 2004, was 356.

Dividends

      We have never declared or paid any dividends. We currently expect to retain any earnings for use in the operation of our business and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future.

Warrants

      On January 16, 2004, Silicon Valley bank converted all of its warrants to purchase 190,678 shares of our common stock into 40,176 shares of common stock through a cashless warrant exercise.

Issuer Purchases of Equity Securities

      During the fourth quarter of fiscal 2004, there were no purchases made by or on behalf of the Company or any affiliated purchaser, as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of shares of the Company’s common stock that is registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Recent Sales of Unregistered Securities

      On June 17, 2004, the Company sold 566,797 shares of Series A Convertible Preferred Stock in a private placement financing at $26.46 per share, which raised $15 million in gross proceeds, before consideration of professional fees. The sale included issuance to the investors of warrants to purchase 1,624,308 shares of the Company’s common stock with an exercise price of $3.10 per share. The shares of common stock into which the warrants are exercisable represent twenty-five percent (25%) of the aggregate number of shares of common stock into which the Series A Convertible Preferred Stock are convertible plus an additional 207,315 shares of common stock. Each share of Series A Convertible Preferred Stock is convertible into common stock at an initial conversion rate of ten shares of common stock for each share of Series A Convertible Preferred Stock, subject to adjustments upon certain dilutive issuances of securities by the Company. The Series A Convertible Preferred Stock carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. The warrants are exercisable on or after December 20, 2004, and expire on June 17, 2015. As part of the private placement, a representative of the investors has joined the Company’s Board of Directors.

Item 6.	Selected Financial Data

	Fiscal Year Ended

	April 3,	April 5,	April 6,	April 7,	April 1,
	2004	2003	2002	2001	2000

Selected Statement of Operations Data:
Net product revenue	$46,442	$40,101	$69,519	$111,820	$177,770
Service revenue	36,723	42,285	48,399	49,870	49,327

Total revenue	83,165	82,386	117,918	161,690	227,097
Product gross profit	8,943	7,153	13,053	39,291	71,202
Service gross profit	10,333	14,645	18,648	14,628	18,871

Gross profit	19,276	21,798	31,701	53,919	90,073
Operating expense:
Selling, general and administrative	26,405	27,754	43,211	66,249	64,506
Research and development	776	5,238	12,742	19,095	16,017
Restructuring charges, net	(211)	1,467	4,911	393	—

Total operating expenses	26,970	34,459	60,864	85,737	80,523
Operating income (loss)	(7,694)	(12,661)	(29,163)	(31,818)	9,550
Other income, net	631	1,008	4,182	4,258	3,822
Gain (loss) on foreign currency transactions	29	639	(542)	(552)	(323)
Equity in net loss and write-down of net investment of affiliate	—	—	(9,504)	(4,800)	(2,824)

Income (loss) before income taxes	(7,034)	(11,014)	(35,027)	(32,912)	10,225
Income tax expense (benefit)	(3,168)	205	24,598	3,529	(15,095)

Net income (loss)	(3,866)	(11,219)	$(59,625)	$(36,441)	$25,320

Earnings (loss) per share:
Basic	$(0.12)	$(0.34)	$(1.83)	$(1.13)	$0.84

Diluted	$(0.12)	$(0.34)	$(1.83)	$(1.13)	$0.76

Weighted average shares used in per share computations:
Basic	33,482	32,852	32,548	32,233	30,268

Diluted	33,482	32,852	32,548	32,233	33,232

Selected Balance Sheet Data:
Cash and cash equivalents	$3,017	$9,833	$8,420	$16,320	$8,791
Working capital	2,743	2,071	8,263	27,514	51,434
Total assets	46,612	44,556	61,698	128,960	180,947
Short-term debt	4,109	1,901	2,035	127	1,500
Long-term debt, less current maturities	95	286	461	621	—
Total stockholders’ equity	7,141	8,974	20,113	78,750	113,495

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The statements included in this report that are not historical or based on historical facts constitute “forward-looking statements” that involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements, expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about our efforts in reselling EMC’s products, our restructuring activities and strategic shift, the ability of our securities to trade on any market or exchange system, revenue, margin, the effect of accounting changes, attempts to raise additional funds, MTI-branded product sales and changes in product mix, customers, reductions in research and development expenditures, foreign currency hedging activity, anticipated decreases in spending, dependence on new products and quarterly fluctuations. Our transition from a manufacturer to a storage solution provider and focus of sales efforts on the mid-range enterprise market may not be successful. We may fail to achieve anticipated revenue levels and efficiencies of operation. There can be no assurance that we will be successful with our new operating strategy, that we will be able to retrain our employees in an expeditious manner or to hire employees during this period of strategy shift. Estimates made in connection with our critical accounting policies may differ from actual results. Given these uncertainties, investors in our common stock are cautioned not to place undue reliance on our forward-looking statements. The forward-looking statements in this report speak only as of the date of this report and we do not undertake to revise or update any of them. We urge you to review and carefully consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission.

      This discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto contained elsewhere in this report and the section of this report titled “Factors That May Affect Future Results”.

Critical Accounting Policies

      The preparation of the consolidated financial statements requires estimates and judgments that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities. Critical accounting policies are defined as those that are most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and could potentially produce materially different results under different assumptions and conditions. For a detailed discussion of the application of the following critical accounting policies and other accounting policies, see Notes to the Consolidated Financial Statements.

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

      We consider sales contracts that include a combination of systems, software or services to be multiple deliverable arrangements. Revenue recognition with multiple deliverables whereby software is incidental to the overall product solution is governed by EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” An item is considered a separate element if it involves a separate earnings process. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we employ the residual method, whereby we defer the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Discounts are allocated only to the delivered elements. Fair value is determined by examining renewed service contracts and based upon the price charged when the element is sold separately or prices provided by vendors if sufficient standalone sales information is not available. Undelivered elements typically include installation, training, warranty, maintenance and professional services. The calculation of fair value is a complex estimate subject to many changing factors. If the calculated fair value of undelivered elements changes, it could result in a significant impact to the amount of revenue recognized and deferred on new multiple element transactions.

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

      Product warranty. We record warranty expense at the time revenue is recognized and maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty calls and repair cost. During the third quarter of fiscal year 2004, we reviewed our historical costs of warranty for EMC products sold over the last nine months, since we entered into the reseller agreement with EMC. Based on our review, and given the favorable warranty rate experienced on EMC products to date, we determined that it was not necessary to record any additional provision for warranty related to EMC products for the third and fourth quarters of fiscal year 2004. We will continue to assess the adequacy of our warranty accrual each quarter and we will begin to record warranty provision on EMC products sold beginning in the first quarter of fiscal year 2005. The recorded warranty rate for EMC products will likely be lower than fiscal 2004 given our favorable warranty experience with EMC products. Should actual warranty calls and repair cost differ from our estimates, the amount of actual warranty costs could materially differ from our estimates.

      Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated returns and losses resulting from the inability of our customers to make payments for products sold or services rendered. We analyze accounts receivable, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. All new customers are reviewed for credit-worthiness upon initiation of the sales process. Historically, we have not experienced significant losses on accounts receivable, however, if the financial condition of our customers deteriorates, resulting in an inability to make payments, additional allowances may be required.

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

      Valuation of goodwill. We assess the impairment of goodwill in accordance with Financial Accounting Standards Board Statement 142 on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Upon the adoption of Statement 142 and the completion of the transitional impairment test in fiscal year 2002, we concluded that there was no impairment of goodwill. We completed our annual assessment for goodwill impairment in the fourth quarter of fiscal year 2004. Based upon factors such as the market valuation approach, comparison between the reporting units’ estimated fair value using discounted cash flow projections over the next three years, and carrying value, we concluded that there was no impairment of our goodwill. Changes in assumptions and estimates included within this analysis could produce significantly different results than those identified above and those recorded in the consolidated financial statements. We will update our assessment during the fourth quarter of fiscal year 2005 or as other facts and circumstances indicate.

      Inventories. Our inventory consists of logistics inventory and production inventory. Logistics inventory is used for product under maintenance contracts and warranty, and is not for sale. As of April 3 2004, we had net logistics inventory of $3.1 million, of which substantially all of such inventory is related to legacy products, and net production inventory of $3.1 million. Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and future sales forecasts. Historically, we used rolling forecasts based upon anticipated product orders to determine our component and product inventory requirements. As a reseller, we procure inventory primarily upon receipt of purchase orders from customers; as such, the risk of EMC production inventory obsolescence is low. Our logistics inventory reserve is based on a combined analysis of historical usage, current and anticipated maintenance contract renewals and future product sales. If we overestimate our product or component requirements, we may have excess inventory, which could lead to additional excess and obsolete charges.

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

	Fiscal Year Ended

	April 3,	April 5,	April 6,
	2004	2003	2002

Net product revenue	55.8%	48.7%	59.0%
Service revenue	44.2	51.3	41.0

Total revenue	100.0	100.0	100.0
Product gross profit	19.3	17.8	18.8
Service gross profit	28.1	34.6	38.5

Gross profit	23.2	26.5	26.9
Selling, general and administrative	31.8	33.7	36.6
Research and development	0.9	6.4	10.8
Restructuring charges	(0.3)	1.8	4.2

Operating loss	(9.2)	(15.4)	(24.7)
Other income, net	0.8	1.2	3.6
Gain (loss) on foreign currency transactions	—	0.8	(0.5)
Equity in net loss and write-down of net investment of affiliate	—	—	(8.1)
Income tax (expense) benefit	3.8	(0.2)	(20.9)

Net loss	(4.6)%	(13.6)%	(50.6)%

Fiscal Year 2004 Compared to Fiscal Year 2003

      Net product revenue: Net product revenue for fiscal year 2004 increased $6.3 million, or 16% from fiscal year 2003. This increase was comprised of a $3.0 million and a $3.3 million, or 15% and 17%, increase in domestic product and international product revenue, respectively. The increase in net product revenue is primarily a result of entering into the EMC reseller agreement in the fourth quarter of fiscal 2003. Our ability to sell these products enabled us to further penetrate the mid-range storage market as evidenced by the addition of 242 new customer accounts during fiscal year 2004. Also contributing to the increase in net product revenue was the addition of:

•	a Vice-President of U.S. sales, with 20 years of storage experience, responsible for North American sales; and

•	five additional veteran salespersons during fiscal 2004 who accounted for $5.2 million or 23% of total net product revenue in fiscal 2004.

      The increase in net product revenue was driven primarily by strong demand for EMC server and software products, which generally have a higher average selling price than our proprietary products. Server and software products increased from fiscal 2003 by $6.2 million and $2.3 million, respectively, offset by a decrease of $2.2 million from tape library sales. The decline in tape library revenue is attributable to a shift in focus towards developing expertise selling the EMC product set.

      Service revenue: Service revenue was $36.7 million for fiscal year 2004, a decrease of $5.6 million, or 13%, from fiscal year 2003. This decrease was attributable to decreased maintenance revenue of $6.2 million, offset by increased professional services revenue of $0.6 million. Subsequent to the end of fiscal year 2003, we became a reseller and service provider of EMC Automated Networked Storage Systems and software. Commencing with the sale of the EMC array of products, most EMC hardware products are sold with up to a

3-year 24x7 warranty. As a result, the revenue associated with post-warranty service contracts for those hardware product sales will not occur until expiration of the warranty period. Therefore, service revenues decreased from fiscal year 2003 to fiscal year 2004. However, as sales of EMC products increase, we expect that sales of back-up products, which are not a part of the EMC reseller’s agreement, will increase and those products carry shorter warranty periods thus providing the opportunity for increased maintenance contracts. Another factor that contributed to the decrease in maintenance revenue is the expiration of maintenance contracts without offsetting renewed and new maintenance contracts related to MTI-branded products. In order to mitigate these decreases, during fiscal 2004 we became a member of the EMC Authorized Services Network and are now able to provide end-to-end service for EMC’s CLARiiON family of systems.

      Product gross profit: Product gross profit was $8.9 million for fiscal year 2004, an increase of $1.8 million, or 25%, from fiscal year 2003. The gross profit percentage of net product sales was 19% for fiscal year 2004 as compared to 18% for fiscal year 2003. The increase in product gross profit was primarily the result of an increase in product sales, principally EMC server and software products, coupled with a $1.7 million reduction in inventory obsolescence related charges as compared to fiscal year 2003, partially offset by lower standard product margin percentages on a transaction-by-transaction basis.

      Service gross profit: Service gross profit for fiscal year 2004 decreased $4.3 million, or 29%, from fiscal year 2003. The gross profit percentage for service revenue was 28% in fiscal year 2004, as compared to 35% for fiscal year 2003. We attribute the decreases in service gross profit to reduced field service revenue, particularly maintenance revenue which is supported by a relatively fixed cost structure. In an effort to improve our service gross profit, the following actions have been taken:

•	effective October 1, 2003, we outsourced our domestic Customer Response Center operations to Directpointe, Inc., a related party, for a minimum monthly charge of $0.01 million; and

•	in the third quarter of fiscal year 2004, we eliminated eight full time positions in our field service operations. We expect these reductions to provide quarterly cost savings of $0.2 million.

      Selling, general and administrative expenses: Selling, general and administrative expenses for fiscal year 2004 decreased $1.3 million, or 5%, from fiscal year 2003. The decrease was primarily due to a 19% or $1.2 million decrease in fixed charges such as depreciation, rent, insurance, property taxes and utilities expenses; a 37% or $0.4 million decrease in marketing expense; an 11% or $0.8 million decrease in outside purchases such as consulting and professional services, tax services, bank fees and bad debt expense and an 11% or $0.1 million decrease in supplies. The decrease in fixed charges was primarily the current year impact of asset disposals and facilities abandonments in the prior fiscal year. The decreases in marketing, outside purchases and supplies expenses were the result of a directed program to cut expenses in order to return to profitability The above decreases were offset by a 4% or $0.5 million increase in salary and benefits expense and a 3% or $0.1 million increase in travel and lodging expense. These increases were a result of increased headcount in our sales department. Also, during fiscal year 2003, we recovered $0.6 million from accounts that were previously determined to be uncollectible, as compared to bad debt expense of $0.03 million in fiscal 2004.

      Research and development expenses: Research and development expenses in fiscal year 2004 decreased $4.5 million, or 85%, from fiscal year 2003. These decreases were primarily attributable to decreases in salary and benefit expenses of $2.5 million resulting from the headcount reductions that occurred primarily during fiscal year 2003 and the first quarter of fiscal year 2004, decreases in outside consulting expense of $1.0 million, decreases in rent, utilities, repair and maintenance, depreciation, insurance and property tax expenses of $0.8 million and decreases in travel and lodging and supplies expenses of $0.2 million. These decreases were the result of our change to our business model from the sale of MTI-branded products to the sale of co-branded solutions serving the storage and enhanced data protection market.

      Restructuring Charges: We recorded a net restructuring benefit of $0.2 million in fiscal 2004. This was the result of a reversal of the restructuring reserve in the second quarter of fiscal year 2004 of $0.3 million due to higher than anticipated lease payments from sub-lessees and usage of space in our Westmont, Illinois facilities. This benefit was partially offset by an additional charge in the first quarter of fiscal year 2004 of

$0.1 million due to lower than anticipated lease payments from sub-lessees in our Sunnyvale, California facility.

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

      The changes to the restructuring reserve from its inception in the fourth quarter of fiscal year 2002 are as follows (in millions):

Abandoned facilities:
Balance as of April 6, 2002	$4.3
Add: Fiscal year 2003 restructuring charges	0.4
Less: Fiscal year 2003 utilization	(1.8)

Balance as of April 5, 2003	2.9
Less: Fiscal year 2004 restructuring reversal	(0.2)
Less: Fiscal year 2004 utilization	(0.9)

Balance as of April 3, 2004	1.8

Workforce reduction:
Balance as of April 6, 2002	0.2
Add: Fiscal year 2003 severance charges	0.5
Less: Fiscal year 2003 severance payments	(0.7)

Balance as of April 5, 2003 and April 3, 2004	—

Total accrued restructuring, as of April 3, 2004	$1.8

      Other income, net: Other income, net, which includes interest income and expense, in fiscal year 2004 decreased $0.4 million, or 37%, over fiscal year 2003. This decrease was primarily due to the $1.2 million gain on the sale of a security investment included in fiscal year 2003. Additional interest expense of $0.1 million in fiscal year 2004 due to higher borrowings on the line of credit also contributed to the decrease. These decreases were partially offset by $0.7 million in interest income related to the IRS refund recorded in fiscal year 2004.

      Gain (loss) on foreign currency transactions: We recorded a $0.03 million gain on foreign currency transactions during fiscal year 2004, as compared to a $0.6 million gain in fiscal year 2003. During fiscal year 2004, the Euro appreciated against the U.S. dollar in approximately the same percentage as compared to fiscal year 2003; however, these foreign currency gains were offset by losses caused by the appreciation of the British Pound Sterling against the Euro.

      Income taxes: We recorded a net tax benefit of $3.2 million for fiscal year 2004, as compared to a net tax expense of $0.2 million for fiscal year 2003. The net tax benefit is due to the IRS settlement on income tax audits for fiscal years 1992 through 1996 which resulted in a tax payable of $0.2 million for which we had accrued $1.7 million and an income tax receivable of $1.7 million for fiscal years 1982 through 1990 based upon the carry-back of the net operating losses which were confirmed by the IRS for the fiscal years 1993 through 1995.

Fiscal Year 2003 Compared to Fiscal Year 2002

      Net product revenue: Net product revenue for fiscal year 2003 decreased $29.4 million, or 42% from fiscal year 2002. This decrease was primarily because of a $27.7 million and a $1.7 million, or 58% and 8%, decrease in domestic product and international product revenue, respectively. In terms of product mix on a worldwide basis, this decrease was the result of decreased revenue of $22.8 million, $3.6 million and $3.0 million from server products, tape libraries and tape related software products, respectively. Server products revenue in fiscal year 2003 from the Vivant product family was $14.7 million, down 59% from $36.0 million in fiscal 2002. The decrease was primarily due to the decrease in sales volume rather than average sales price. In general, we have found that our customer base has become much more cautious in its buying patterns and purchasing is being confined to an as-needed basis, with increasing levels of customer justification and management approval required during the sales process. This more difficult sales environment was partially a result, but not solely a result, of the global economic downturn, coupled with the U.S. war against Iraq. As a result, our customers delayed or reduced their expenditures, including those for information technology, thus decreasing the current demand for our information-storage systems and software. Additionally, aggressive competition in the form of pricing discounts offered by Hitachi Data Systems, Hewlett-Packard Company, Sun Microsystems, Inc., IBM, and Network Appliance, Inc., each of which has substantially greater name recognition, marketing capabilities and financial and personnel resources than we have, have contributed to the decrease in our sales.

      Service revenue: Service revenue was $42.3 million for fiscal year 2003, a decrease of $6.1 million, or 13%, from fiscal year 2002. This decrease was attributable to decreased maintenance revenue of $4.1 million, decreased consulting revenue of $1.2 million and other decreased service revenue of $0.8 million. The decrease in maintenance revenue is primarily due to the expiration of maintenance contracts without offsetting renewed and new maintenance contracts. We attribute the lower number of renewals to the loss of customers to our competitors, customers that have updated their technology which is now covered by warranty, and customers that have ceased operations. The decrease in consulting and other revenue is primarily attributable to decreased product revenue. In fiscal year 2003, we changed our Service and Business Systems operations throughout the world to operate under one leadership in an attempt to minimize duplication of costs, increase efficiencies and exploit successful operations.

      Product gross profit: Product gross profit was $7.2 million for fiscal year 2003, a decrease of $5.9 million, or 45%, from fiscal year 2002. The gross profit percentage of net product sales was 18% for fiscal year 2003 as compared to 19% for fiscal year 2002. This decrease was primarily due to continued pricing pressures and changes in product mix. In fiscal year 2003, we sold more library and software products than server products, particularly the Vivant product family, and library and software products carry lower margins than server products. The unfavorable change in product mix was partially offset by improved manufacturing efficiencies, our ability to sell $1.2 million of non-Vivant inventory that was previously fully reserved and reduced inventory charges from $7.0 million, which consisted primarily of additional reserves for Gladiator 6700, 8700 and 8900 inventories, in the fiscal year 2002 to $3.2 million, which consisted primarily of reserves for Vivant, VCACHE and S-200, in fiscal year 2003.

      Service gross profit: Service gross profit for fiscal year 2003 decreased $4.0 million, or 22%, from fiscal year 2002. The gross profit percentage for service revenue was 35% in fiscal year 2003, as compared to 39% for fiscal year 2002. In addition to the relatively fixed cost structure, we attribute the decreases in service gross profit to a 23% decrease in domestic customer service revenue, particularly maintenance revenue, partially offset by a 5% increase in international customer service revenue.

      Selling, general and administrative expenses: In fiscal year 2003, selling, general and administrative expenses decreased $15.5 million, or 36%, over fiscal year 2002. The decrease was primarily due to a 32% or $7.5 million decrease in salary and benefit expenses which resulted from reduced headcounts of 22%; a 54% or $3.0 million decrease in outside purchases such as consulting and professional services, tax services, bank fees and bad debt expense; a 64% or $1.7 million decrease in marketing and promotional expenses; an 18% or $1.3 million decrease in fixed charges such as rent and utilities expenses; a 52% or $1.4 million decrease in supplies and telecommunication expenses; and a 26% or $0.6 million decrease in travel and lodging expenses. During fiscal year 2003, we recovered $0.6 million from accounts that were previously determined to be uncollectible, as compared to bad debt expense of $1.9 million in the preceding fiscal year. The decreased expenditures were the result of a directed program to bring expenditures in line with the reduced product and service revenues and resultant margins noted above.

      Research and development expenses: Research and development expenses in fiscal year 2003 decreased $7.5 million, or 59%, from fiscal year 2002. These decreases were primarily attributable to decreases in salary and benefit expenses of $4.1 million resulting from a 47% headcount reduction over fiscal year 2002, decreases in project costs of $0.9 million, decreases in rent, utilities, repair and maintenance expenses, depreciation, insurance and property tax expenses of $2.0 million, decreases in travel and lodging, consulting and loss on disposal of fixed assets of $0.4 million, and decreases in communication expenses of $0.1 million. As part of our change in business model we have changed our emphasis from the sale of MTI-branded products to the sale of co-branded solutions serving the storage and enhanced data protection market. Our focus towards EMC networked storage systems will result in limited partnering of products beyond the EMC line of products and those products related to backup functions. The primary goal of the restructuring was to refocus on the design and implementation of storage solutions at a significantly lower cost. In support of this, our Engineering department has been redeployed within our professional services organization.

      Other income, net: Other income, net, which includes interest income and expense, in fiscal year 2003 decreased $3.2 million, or 76%, over fiscal year 2002. This decrease was primarily due to an absence of income from sale of patents to EMC as we received the final annual payment in advance of $5.0 million from the sale of certain patents in January 2001 and recorded the payments as other income proportionately during the fourth quarter of fiscal year 2001 and the first nine months of fiscal year 2002. Thus, we recorded other income of $0 related to the sale of patents in fiscal year 2003, as compared to $3.6 million in fiscal year 2002. Other factors contributing to the decrease in other income, net, were decreases in interest income and sales tax refund. These decreases were partially offset by a gain on the sale of a security investment of $1.2 million in fiscal year 2003.

      Equity in net loss and write-down of net investment of affiliate: Equity in net loss of affiliate for fiscal year 2002 represents our proportionate share of The SCO Group, Inc.’s (“SCO”) net losses and amortization of the goodwill related to the investment made in SCO in August 1999. The original investment in SCO was $7.6 million and included: (a) cash payment of $3.0 million, (b) note payable of $3.0 million bearing interest at the prime rate plus one percent per annum and payable in two equal semi-annual payments beginning February 2000 and (c) investment costs of $1.6 million, including the issuance of a warrant to purchase 150,000 shares of our common stock. The excess of our investment in SCO over the related underlying equity in net assets of $6.9 million was being amortized on a straight-line basis over seven years. However, we adopted Statement 142 as of April 8, 2001, the beginning of fiscal year 2002, and therefore, ceased to amortize the remaining balance of goodwill related to the investment in SCO of $4.2 million, which was written off during the third quarter of fiscal year 2002 due to an other than temporary decline in value and recognizing our proportional share of SCO’s net loss. Such loss has been included in “Equity in net loss and write-down of net investmentof affiliate” in our fiscal year 2002 Consolidated Statement of Operations.

      Gain (loss) on foreign currency transactions: We recorded a $0.6 million gain on foreign currency transactions during fiscal year 2003, as compared to a $0.5 million loss in fiscal year 2002. The $1.1 million increase in the gain on foreign currency transactions was primarily due to the weakening U.S. dollar against the Euro.

      Income taxes: We recorded a net tax expense of $0.2 million for fiscal year 2003, as compared to a net tax expense of $24.6 million for fiscal year 2002. In fiscal year 2002, we recorded a net tax expense of $24.6 million of which $24.3 million was related to the valuation allowance for deferred-tax assets recorded in the first quarter of fiscal year 2002. Because of the continued decline in the market value of our investment in SCO and continued softness in the domestic and European markets for our products, management believed that it was more likely than not that we would not realize the benefits of the net deferred tax assets existing on April 6, 2002.

Liquidity and Capital Resources

      As of April 3, 2004, working capital was $2.7 million, as compared to $2.1 million at the end of the prior fiscal year, and we had cash and cash equivalents of $3.0 million as of April 3, 2004, as compared to $9.8 million as of April 5, 2003. The $6.8 million decrease in cash and cash equivalents was the result of net cash used in operating and investing activities of $11.0 million and $0.1 million, respectively, partially offset by net cash provided by financing activities of $3.4 million and $0.9 million from the effect of exchange rate changes on cash and cash equivalents.

      Net cash used in operating activities was $11.0 million in fiscal year 2004 compared to net cash provided by operating activities in fiscal year 2003. Contributing to the net cash used in operating activities was the current year net loss of $3.9 million as well as changes in operating assets and liabilities of $9.2 million. This usage was partially offset by $2.1 million in non-cash expenses. If we are able to execute our growth strategy, we expect cash used in operations to decrease significantly in fiscal 2005, primarily as a result of increased revenue generated from sales of EMC products as well as increased revenue from our professional services organization.

      Net cash used in investing activities was $0.1 million in fiscal year 2004 compared to net cash provided by investing activities of $0.7 million in fiscal year 2003. Capital expenditures in fiscal year 2004 used cash of $0.2 million. This usage was partially offset by proceeds from the sale of property, plant and equipment of $0.1 million. Due to our plan to increase headcount in fiscal year 2005, we expect that our capital expenditures will increase mainly due to the purchase of additional computer equipment.

      Net cash provided by financing activities was $3.4 million in fiscal year 2004 compared to cash used in financing activities of $0.2 million in fiscal year 2003. Current year borrowings on the line of credit provided cash of $5.4 million which was partially offset by payments on the line of credit and capital lease obligations of $3.2 million and $0.2 million, respectively. Proceeds from the issuance of shares and exercise of options and warrants provided cash of $1.3 million.

      In November 2002, we entered into a loan agreement with Comerica Bank for a line of credit of $7.0 million at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by the Canopy Group, Inc. (“Canopy”), our major stockholder. Canopy’s guarantee was to mature on November 30, 2003, but on June 30, 2003, we received an extension on the $7.0 million letter of credit until June 30, 2004. The Comerica loan agreement was to mature on October 31, 2003, but on June 30, 2003, we received a renewal on the line of credit for $7.0 million until May 31, 2004. On June 18, 2004, we received an additional extension on the letter of credit until June 30, 2005. Also on June 18, 2004, we received an additional renewal on the Comerica line of credit until May 31, 2005. Ralph J. Yarro, III, one of our Directors, is also a Director, President and Chief Executive Officer of Canopy. Darcy G. Mott, one of our Directors, is also a Vice President, Treasurer and Chief Financial Officer of Canopy. Canopy beneficially owns approximately 44% of our outstanding common stock.

      The Comerica loan agreement contains negative covenants placing restrictions on our ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. Although we are currently in compliance with all of the terms of the Comerica loan agreement, and believe that we will remain in compliance, there can be no assurance that we will be able to continue to borrow under the Comerica loan agreement through the expiration date. Upon an event of default, Comerica may terminate the Comerica loan agreement and declare all amounts outstanding immediately due and payable. As of April 3, 2004, there was $3.9 million outstanding and $3.1 million available for borrowing under the Comerica line of credit.

      On June 17, 2004, the Company sold 566,797 shares of Series A Convertible Preferred Stock in a private placement financing at $26.46 per share, which raised $15 million in gross proceeds, before consideration of professional fees. The sale included issuance to the investors of warrants to purchase 1,624,308 shares of the

Company’s common stock with an exercise price of $3.10 per share. The shares of common stock into which the warrants are exercisable represent twenty-five percent (25%) of the aggregate number of shares of common stock into which the Series A Convertible Preferred Stock are convertible plus an additional 207,315 shares of common stock. Each share of Series A Convertible Preferred Stock is convertible into common stock at an initial conversion rate of ten shares of common stock for each share of Series A Convertible Preferred Stock, subject to adjustments upon certain dilutive issuances of securities by the Company at the initial stated price per share. The Series A Convertible Preferred Stock carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. The warrants are exercisable on or after December 20, 2004, and expire on June 17, 2015. As part of the private placement, a representative of the investors has joined the Company’s Board of Directors.

      The Company’s principal source of liquidity is cash and cash equivalents, the Comerica line of credit under the Comerica loan agreement and expected cash flows from operations. Fiscal year 2004 represented our first full year of operations under our reseller agreement with EMC. Since the inception of this relationship, we have recorded sequential quarterly growth in both product revenues and total revenues and reduced our operating loss by 39%. We believe that as we continue to execute our growth strategy, we will see increased liquidity through cash generated by operating activities. We believe that our current working capital, coupled with the borrowing ability under the Comerica line of credit as well as the cash generated from the sale of the Series A Convertible Preferred Stock is adequate to fund operations for at least the next 12 months. We believe that the increase in liquidity as a result of the Series A Convertible Preferred Stock offering will provide us with the required capital to grow our business and improve profitability. Using the proceeds from the offering, we plan to add experienced sales professionals in our sales organization and add technical professionals in our professional services organization. Our future growth is dependent upon many factors, including but not limited to, recruiting, hiring, training and retaining significant numbers of qualified personnel, forecasting revenues, controlling expenses and managing assets. In particular, significant growth will require that we train, integrate and retain qualified sales personnel in various geographic regions. The inability to recruit, train and retain additional personnel in a timely manner could have a material adverse effect on our results of operations. See “Factors That May Affect Future Results.”

      The following represents a comprehensive list of our contractual obligations and commitments as of April 3, 2004:

	Payments Due by Fiscal Period

	Total	2005	2006	2007	2008	2009	Thereafter

	(In millions)
Line of Credit	$3.9	$3.9	$—	$—	$—	$—	$—
Operating Lease Obligations	10.8	3.3	2.7	1.5	1.1	0.5	1.7
Capital Lease Obligations	0.3	0.2	0.1	—	—	—	—

	$15.0	$7.4	$2.8	$1.5	$1.1	$0.5	$1.7

Inflation and Foreign Currency Exchange

      We recorded a $0.03 million foreign exchange gain during fiscal year 2004, which resulted from the weakening U.S. dollar against the Euro, partially offset by the appreciation of the British Pound Sterling against the Euro. In fiscal 2004, approximately 50% of total revenue was generated outside the United States, particularly in Germany, France and the United Kingdom. Sales denominated in currencies other than the U.S. dollar expose us to market risk from unfavorable movements in foreign exchange rates between the U.S. dollar and the foreign currency, particularly the British Pound Sterling and the Euro. In fiscal year 2004, we did not enter into forward exchange contracts to sell foreign currency to fix the U.S. dollar amount we will receive on sales denominated in that currency. Historically, in order to minimize the risk of foreign exchange loss, we have entered into foreign currency forward contracts. However, in order to conserve cash, we ended our hedging program in fiscal year 2003.

      The Company has assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Assets and liabilities outside the United States are primarily located in Ireland, Germany, France and the United Kingdom. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments.

Factors That May Affect Future Results

      This Annual Report on Form 10-K contains forward-looking statements. Statements in this document that are not historical facts, including statements relating to future plans and developments, financial goals and operating performance that are based on our management’s current beliefs and assumptions constitute forward-looking statements and are subject to change based on a number of factors, including those outlined in this section. Any other statements contained herein (including without limitation statements to the effect that we “estimate,” “expect,” “anticipate,” “plan,” “believe,” “project,” “continue,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events. Our actual results may differ materially from those discussed in these statements. The sections entitled “Factors That May Affect Future Results,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” contain a discussion of some of the factors that could contribute to those differences. Factors that could contribute to these differences include those discussed below and elsewhere in this Form 10-K.

We are dependent upon EMC as the main supplier for our storage solutions, and disruptions in supply or significant increases in costs could harm our business materially.

      Effective March 31, 2003, we became a reseller of EMC storage products. Therefore, we depend on EMC to manufacture and supply us with their storage products. We may fail to obtain required storage products in a timely manner or to obtain it in the quantities we desire in the future. If EMC were to decide to modify their channel strategy, they may cease supplying us with their storage products. If EMC were to unexpectedly cancel the reseller agreement, we may be unable to find other vendors as a replacement in a timely manner. Any interruption or delay in the supply of EMC storage products, or the inability to obtain these products at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. This lost storage product revenue could harm our business, financial condition and operating results rendering us unable to continue operation at our current level of operations.

The storage market is characterized by rapid technological change, and our success will depend on EMC’s ability to develop new products.

      The market for data storage products is characterized by rapid technology changes. The market is sensitive to changes in customer demands and very competitive with respect to timely innovation. New product introductions representing new or improved technology or industry standards may cause our existing products to be obsolete. When we became a reseller of EMC disk-based storage products, we agreed to not sell data storage hardware platforms that compete with EMC products. EMC’s ability to introduce new or enhanced products into the market on a timely basis at competitive price levels will affect our future results.

We are exposed to general economic conditions.

      Our business depends on general economic and business conditions. The downturn of the economy and delays or reductions in information technology spending in prior years had adversely affected our operating results. If economic conditions deteriorate, our business could be materially adversely affected.

The markets for the products and services that we sell are intensely competitive which may lead to reduced sales of our products, reduced profits and reduced market share for our business.

      The market for our products and services are intensely competitive. If we fail to maintain or enhance our competitive position, we could experience pricing pressures and reduced sales, margins, profits and market share, each of which could materially harm our business. Furthermore, new products and technologies developed by third parties may depress the sales of existing products and technologies. Our customers’ requirements and the technology available to satisfy those requirements are continually changing. Therefore, we must be able to respond to these changes in order to remain competitive. Since we have placed emphasis on integrating third party products, our ability to respond to new technologies will be substantially dependent upon our contractual relationships with such manufacturers. In addition, we must be able to quickly and effectively train our employees with respect to any new products or technologies developed by our third party suppliers and resold by us. Since the third party products we sell are available from a large number of sources, we must distinguish ourselves by the quality of our service and support. The principal elements of competition in our markets include:

•	quality of professional services consulting and support;

•	responsiveness to customer and market needs;

•	product price, quality, reliability and performance; and

•	ability to sell, service and deploy new technology.

      We have a number of competitors in various markets, including: Hewlett-Packard, Sun Microsystems, IBM, Hitachi and Network Appliance, each of which has substantially greater name recognition, marketing capabilities, financial, technological, and personnel resources than we do.

Our future operating results may depend on the success of our cost reduction initiatives.

      We have implemented restructuring activities in an effort to reduce costs. These measures included reductions in our workforce and the partial or complete closure of certain under-utilized facilities, including offices in Sunnyvale, California, Boston, Massachusetts, Austin, Texas, Denver, Colorado, Orlando, Florida, Westmont, Illinois, Raleigh, North Carolina, Dublin, Ireland, Godalming, England, and Chatou, France. We reduced the number of our full-time employees by approximately 54% within the last two fiscal years (from 549 as of April 7, 2001, to 254 as of April 3, 2004). Our cost reduction initiatives may fail to reduce expenses significantly enough to compensate for decreases in margin and revenue. Please see “Significant Business Developments — Financial Restructurings and Reductions in Staff.”

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

      We believe that our working capital, expected cash flow from operating activities and amounts available under the Comerica loan agreement will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. Projections for our capital requirements are subject to numerous uncertainties, including the cost savings expected to be realized from the restructuring, the amount of service and product revenue generated in fiscal 2005 and general economic conditions. If we do not realize substantial cost savings from our restructuring and achieve profitability, we may require additional funds in order to carry on our operations, and may seek to raise such funds through bank borrowings or public or private offerings of equity or debt securities or from other sources. No assurance can be given that additional financing will be available or that, if available, will be on terms favorable to us.

      If additional financing is required but not available to us, we would have to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that such measures would be successful. Our failure to raise required additional funds or to secure an additional credit facility would adversely affect our ability to:

•	grow the business;

•	maintain or enhance our product offerings;

•	respond to competitive pressures; or

•	continue operations.

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

A significant portion of our revenues occurs in the last month of a given quarter. Consequently, our results of operations for that quarter may be difficult to predict.

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

Our quarterly results may fluctuate from period-to-period. Therefore, historical results may not be indicative of future results or be helpful in evaluating the results of our business.

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

      International sales and services represent a significant portion of our total revenue. International sales and service revenue represented 50% of our total sales and service revenue for fiscal year 2004. If we are unable to maintain international market demand for our products and services, our results of operations could be materially harmed. Our international business is subject to the financial and operating risks of conducting business internationally, including:

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

      The continued threat of terrorism within the U.S. and Europe and acts of war may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively market, manufacture or ship our products, our business and results of operations could be materially and adversely affected. We are unable to predict whether war and the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations or financial condition.

We may have difficulty managing any future growth effectively.

      We believe our EMC relationship positions us to grow in the mid-range storage market because EMC is the leading disk subsystem vendor and both companies are pure play storage providers, accustomed to selling and servicing similar customer bases, supporting mission-critical environments, providing fully integrated value-added solutions and offering 24x7x365 support on those installations. Our facilities, personnel and operating and financial systems may not be sufficient to effectively manage our future growth and, as a result, we may lose our ability to respond to new opportunities promptly. Additionally, our expected revenue growth may not materialize and increases in our operating expenses in response to the expected revenue growth may harm our operating results and financial condition. Our future growth is dependent upon many factors, including but not limited to, recruiting, hiring, training and retaining significant numbers of qualified personnel, forecasting revenues, controlling expenses and managing assets. In particular, significant growth will require that we train, integrate and retain qualified sales personnel in various geographic regions. As we are in a highly competitive growth market, the loss of a significant number of such persons, as well as the failure to recruit and train additional personnel in a timely manner, could have a material adverse effect on our results of operations.

As a reseller of third party products, we are susceptible to factors that may affect their future results of operations.

      A majority of our future sales are sales of third party products. As such, we are open to the risk factors affecting our vendors’ results of operations including, but not limited to:

•	that their business could be adversely affected by the general economic conditions and/or decreasing demand in the information technology market;

•	their failure to keep pace with the rapid industry and technological changes;

•	their failure to be competitive in terms of product pricing;

•	that their research and development efforts may not be successful;

•	their inability to compete effectively or meet future capital requirements;

•	that their suppliers may not be able to meet their requirements;

•	their difficulty in managing their operation or any future growth;

•	their inability to retain or attract key personnel;

•	financial difficulty they may experience;

•	that their business could be adversely affected as a result of the risks associated with acquisitions, investments, alliances, litigation and changes in regulations; and

•	that their business may suffer if they cannot protect their intellectual property.

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

      Our solutions integrate SAN, NAS, DAS and CAS technologies into single storage architecture. Components of these architectures must comply with evolving industry standards. We also depend upon our supporters that provide us with products to sell to meet these standards. If our suppliers or customers do not support the same industry standards that we do, or if competing standards emerge that we do not support, market acceptance of our products could suffer.

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

      Our securities have been trading on the Nasdaq SmallCap Market since August 16, 2002. We are currently in compliance with Nasdaq SmallCap Market continued listing requirements. However, we failed to comply with Nasdaq Marketplace Rules particularly with the minimum bid price requirement in fiscal year 2002, and may once again fail to comply with the minimum bid price requirement, or other continued listing requirements of the Nasdaq SmallCap Market. If that happens and we do not regain compliance by the end of the applicable grace period to regain compliance, our stock will be delisted and we would likely seek listing of our common stock on the over-the-counter market, which is viewed by many investors as a less liquid marketplace. As a result, the price per share of our common stock would likely decrease materially and, the trading market for our common stock, our ability to issue additional securities and our ability to secure additional financing would likely be materially and adversely affected.

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

      Our European operations transact in foreign currencies and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound Sterling and the Euro. In the prior year, in order to minimize the risk of foreign exchange loss, we entered into foreign currency forward contracts. However, in order to conserve cash, we ended our hedging program in fiscal year 2003.

      Our exposure to short-term interest rate fluctuations is limited to our short-term borrowings under our line of credit. Our line of credit allows borrowings up to $7.0 million and therefore a 1% increase in interest rates would increase annual interest expense by $0.07 million if the line of credit were fully utilized.

Item 8.	Financial Statements and Supplementary Data

      The information required by this Item is incorporated herein by reference to the consolidated financial statements and supplementary data listed in Item 15(a)(1) and 15(a)(2) of Part IV of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Effective September 25, 2003, we dismissed KPMG LLP (“KPMG”) as our certifying accountants. Our Audit Committee and Board of Directors approved this action.

      The reports of KPMG on our financial statements for the past two fiscal years ended April 6, 2002, and April 5, 2003, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

      During our two most recent fiscal years ended April 6, 2002, and April 5, 2003, and the subsequent interim period through September 25, 2003, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference thereto in connection with its reports on the financial statements for such years.

      On September 30, 2003, we engaged Grant Thornton LLP as our new independent accountant. Our Audit Committee and Board of Directors approved this action.

      We have agreed to indemnify and hold KPMG harmless against and from any and all legal costs and expenses incurred by KPMG in a successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the inclusion of its audit report on the Company’s past financial statements included in this Form 10-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings.

Changes in Internal Control Over Financial Reporting

      There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required hereunder is incorporated by reference from the information contained in the sections entitled “Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in MTI’s definitive Proxy Statement for its 2004 Annual Meeting of the Stockholders to be held on September 8, 2004, to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

      The information required hereunder is incorporated by reference from the information contained in the sections entitled “Compensation of Directors and Executive Officers and Other Information,” in MTI’s definitive Proxy Statement for its 2004 Annual Meeting of the Stockholders to be held on September 8, 2004, to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

      The information required hereunder is incorporated by reference from the information contained in the section entitled “Voting Securities and Principal Holders Thereof” in MTI’s definitive Proxy Statement for its 2004 Annual Meeting of the Stockholders to be held on September 8, 2004, to be filed with the Securities and Exchange Commission.

Securities Authorized for Issuance

      The following table sets forth certain information as of April 3, 2004, with respect to equity compensation plans under which our equity securities are authorized for issuance:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-average	Under Equity
	the Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding	(Excluding Securities
	Warrants and	Options, Warrants	Reflected in
	Rights (#)	and Rights ($)	Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders:
1987 Stock Option Plan	13,000	2.25	—
1992 Stock Option Plan	312,125	7.52	—
1996 Stock Option Plan	4,302,578	8.59	—
1994 Directors’ Non-Qualified Stock Option Plan	62,500	13.79	—
2001 Stock Incentive Plan and 2001 Non-Employee Director Option Program(1)	6,125,098 (2)	1.52	1,162,051 (3)
2001 Employee Stock Purchase Plan	—	—	891,046
Warrants:
Gerard Bantchik	32,398	12.00	—
Emmanuel Moreau	15,913	12.00	—
Alain Mariotta	6,411	12.00	—
Florence Ferraz	2,518	12.00	—
Ralph Yarro	150,000	18.75	—

	11,047,024		2,032,114

Equity Compensation Plans Not Approved by Security Holders:
None

(1)	The 2001 Non-Employee Director Option Program functions as part of the 2001 Stock Incentive Plan.

(2)	5,757,098 shares and 375,000 shares related to the 2001 Stock Incentive Plan (the “SIP”) and the 2001 Non-Employee Director Option Program (the “Program”), respectively.

(3)	The maximum aggregate number of shares allocated for the SIP increases by 3% annually, subject to terms and conditions of the SIP. 1,095,385 shares and 66,666 shares related to the SIP and the Program, respectively.

Item 13.	Certain Relationships and Related Transactions

      The information required hereunder is incorporated by reference from the information contained in the section entitled “Certain Transactions and Related Transactions” in MTI’s definitive Proxy Statement for its 2004 Annual Meeting of the Stockholders to be held on September 8, 2004, to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

      The information required hereunder is incorporated by reference from the information contained in the section entitled “Ratification of the Appointment by the Audit Committee of Independent Auditors” in MTI’s definitive Proxy Statement for its 2004 Annual Meeting of the Stockholders to be held on September 8, 2004, to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      The following Consolidated Financial Statements of MTI and the Reports of Independent Registered Public Accounting Firms are attached hereto beginning on pages 37 and 34, respectively.

      (a)(1) Consolidated Financial Statements:

      Report of Independent Certified Public Accountants — Grant Thornton LLP

      Independent Auditors’ Report — BDO Simpson Xavier

      Report of Independent Registered Public Accounting Firm — KPMG LLP

      Consolidated Balance Sheets as of April 3, 2004 and April 5, 2003

      Consolidated Statements of Operations for the fiscal years ended 2004, 2003 and 2002

      Consolidated Statements of Stockholders’ Equity for the fiscal years ended 2004, 2003 and 2002

      Consolidated Statements of Cash Flows for the fiscal years ended 2004, 2003 and 2002

      Notes to Consolidated Financial Statements

      (2) The following financial statement schedule for fiscal years 2004, 2003 and 2002 is submitted herewith:

Schedule II — Valuation and Qualifying Accounts (See page 63)

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

      (3) Exhibits

An exhibit index has been filed as part of this report and is incorporated herein by this reference.

      (b) Reports on Form 8-K

      A Current Report on Form 8-K, dated February 17, 2004, was filed during the fourth quarter of 2004 pursuant to Item 12 containing the press release relating to the Company’s financial results for the quarterly period ended January 3, 2004. (The information in the foregoing report on Form 8-K, including all exhibits thereto, was furnished pursuant to Item 9 or 12 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference herein.)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of July 2004.

MTI TECHNOLOGY CORPORATION

By:	/s/ THOMAS P. RAIMONDI, JR.

Thomas P. Raimondi, Jr.
Chairman, President and Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below, constitutes and appoints Thomas P. Raimondi, Jr. and Todd Schaeffer, jointly and severally, attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities to sign any and all amendments to this Report, and to file the same, and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, and his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS P. RAIMONDI, JR. (Thomas P. Raimondi, Jr.)	Chairman, President and Chief Executive Officer (Principal Executive Officer)	July 1, 2004

/s/ TODD SCHAEFFER (Todd Schaeffer)	Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)	July 1, 2004

/s/ DARCY G. MOTT (Darcy G. Mott)	Director	July 1, 2004

/s/ VAL KREIDEL (Val Kreidel)	Director	July 1, 2004

/s/ JOHN REPP (John Repp)	Director	July 1, 2004

/s/ RALPH J. YARRO, III (Ralph J. Yarro, III)	Director	July 1, 2004

Signature	Title	Date

/s/ FRANZ L. CRISTIANI (Franz L. Cristiani)	Director	July 1, 2004

/s/ KENT D. SMITH (Kent D. Smith)	Director	July 1, 2004

/s/ MICHAEL PEHL (Michael Pehl)	Director	July 1, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders

MTI Technology Corporation

      We have audited the accompanying consolidated balance sheet of MTI Technology Corporation and subsidiaries as of April 3, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of MTI France SA, a consolidated subsidiary, which statements reflect total assets and revenue constituting 18% and 16%, respectively, in 2004 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MTI France SA, is based solely on the report of the other auditors.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTI Technology Corporation and subsidiaries as of April 3, 2004, and the results of their consolidated operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

      We have also audited Schedule II of MTI Technology Corporation for the year ended April 3, 2004. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Irvine, California

June 7, 2004 (except for note 16,
as to which the date is June 18, 2004)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

MTI France SA:

      We have audited the balance sheet of MTI France SA as of April 3, 2004, and the related statements of operations, stockholders’ equity and cash flows for year ended April 3, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of April 3, 2004, and the results of its operations and cash flows for the year ended April 3, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SIMPSON XAVIER

Dublin, Ireland

June 4, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

MTI Technology Corporation:

      We have audited the accompanying consolidated balance sheet of MTI Technology Corporation and subsidiaries as of April 5, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended April 5, 2003. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule of Valuation and Qualifying Accounts for the years ended April 5, 2003 and April 6, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTI Technology Corporation and subsidiaries as of April 5, 2003 and the results of their operations and their cash flows for each of the years in the two-year period ended April 5, 2003, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in note 1 to the consolidated financial statements, effective April 8, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

Costa Mesa, California

May 23, 2003, except as to the second
paragraph of note 7, which is as
of June 30, 2003

MTI TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 3,	April 5,
	2004	2003

	(In thousands except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,017	$9,833
Accounts receivable, less allowance for doubtful accounts and sales returns of $437 in 2004 and $476 in 2003	22,352	13,913
Inventories	6,186	8,297
Income tax refund and interest receivable	2,464	—
Prepaid expenses and other receivables	5,792	4,330

Total current assets	39,811	36,373
Property, plant and equipment, net	1,401	2,833
Goodwill, net	5,184	5,184
Other	216	166

	$46,612	$44,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,933	$1,740
Current portion of capital lease obligations	176	161
Accounts payable	13,650	8,562
Accrued liabilities	6,097	7,321
Accrued restructuring charges	1,830	2,931
Deferred revenue	11,382	13,587

Total current liabilities	37,068	34,302
Capital lease obligations, less current portion	95	286
Deferred revenue	2,308	994

Total liabilities	39,471	35,582

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding, none	—	—
Common stock, $.001 par value; authorized 80,000 shares; issued (including treasury shares) and outstanding 34,473 and 32,969 shares in 2004 and 2003, respectively	34	33
Additional paid-in capital	136,316	134,931
Accumulated deficit	(126,149)	(122,282)
Accumulated other comprehensive loss	(3,060)	(3,708)

Total stockholders’ equity	7,141	8,974

	$46,612	$44,556

See accompanying notes to consolidated financial statements.

MTI TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended April 3, 2004, April 5, 2003 and April 6, 2002

	2004	2003	2002

	(In thousands, except per share data)
Net product revenue	$46,442	$40,101	$69,519
Service revenue	36,723	42,285	48,399

Total revenue, including $85, $104 and $836 from related parties in 2004, 2003 and 2002, respectively	83,165	82,386	117,918

Product cost of revenue	37,499	32,948	56,466
Service cost of revenue	26,390	27,640	29,751

Total cost of revenue	63,889	60,588	86,217

Gross profit	19,276	21,798	31,701
Operating expenses:
Selling, general and administrative	26,405	27,754	43,211
Research and development	776	5,238	12,742
Restructuring charges	(211)	1,467	4,911

Total operating expenses	26,970	34,459	60,864

Operating loss	(7,694)	(12,661)	(29,163)
Other income (expense):
Interest expense	(242)	(299)	(236)
Interest income	865	76	514
Gain (loss) on foreign currency transactions	29	639	(542)
Other income, net	8	1,231	3,904
Equity in net loss and write-down of net investment of affiliate	—	—	(9,504)

Loss before income taxes	(7,034)	(11,014)	(35,027)
Income tax expense (benefit)	(3,168)	205	24,598

Net loss	$(3,866)	$(11,219)	$(59,625)

Net loss per share:
Basic and diluted	$(0.12)	$(0.34)	$(1.83)

Weighted average shares used in per share computations:
Basic and diluted	33,482	32,852	32,548

See accompanying notes to consolidated financial statements.

MTI TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal Years Ended April 3, 2004, April 5, 2003 and April 6, 2002

					Accumulated		Total
	Common Stock		Additional		Other	Total	Comprehensive
			Paid-in	Accumulated	Comprehensive	Stockholders’	Income
	Shares	Amount	Capital	Deficit	Loss	Equity	(Loss)

	(In thousands)
Balance at April 7, 2001	32,357	$33	$133,784	$(51,050)	$(4,017)	$78,750
Net loss	—	—	—	(59,625)	—	(59,625)	$(59,625)
Foreign currency translation adjustments	—	—	—	—	338	338	338

Comprehensive loss for the year ended April 6, 2002							$(59,287)

Exercise of stock options	131	—	202	—	—	202
Treasury shares issued under Employee Stock Purchase Plan	81	—	135	—	—	135
Treasury shares issued for employee compensation	106	—	201	(27)	—	174
Issuance of warrant	—	—	139	—	—	139

Balance at April 6, 2002	32,675	$33	$134,461	$(110,702)	$(3,679)	$20,113
Net loss	—	—	—	(11,219)	—	(11,219)	$(11,219)
Foreign currency translation adjustments	—	—	—	—	(29)	(29)	(29)

Comprehensive loss for the year ended April 5, 2003							$(11,248)

Shares issued under Employee Stock Purchase Plan	142	—	429	(361)	—	68
Shares issued for employee compensation	152	—	41	—	—	41

Balance at April 5, 2003	32,969	$33	$134,931	$(122,282)	$(3,708)	$8,974
Net loss	—	—	—	(3,866)	—	(3,866)	$(3,866)
Foreign currency translation adjustments	—	—	—	—	648	648	648

Comprehensive loss for the year ended April 5, 2003							$(3,218)

Shares issued under Employee Stock Purchase Plan	133	—	76	—	—	76
Exercise of stock options	1,331	1	1,269	—	—	1,270
Deferred compensation	—	—	40	—	—	40
Warrants conversion	40	—	—	—	—	—

Balance at April 3, 2004	34,473	$34	$136,316	$(126,148)	$(3,060)	$7,142

See accompanying notes to consolidated financial statements.

MTI TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended April 3, 2004, April 5, 2003 and April 6, 2002

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(3,866)	$(11,219)	$(59,625)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,419	3,460	6,798
Provision for (recovery of) sales returns and losses on accounts receivable, net	25	(602)	1,884
Provision for inventory obsolescence	1,469	1,950	8,850
Loss on disposal of fixed assets	210	1,186	1,101
Deferred income tax expense	—	—	24,300
Deferred revenue	(887)	(1,315)	(7,841)
Net loss in equity of affiliate	—	—	9,504
Restructuring charges	(211)	1,467	4,473
Non-cash compensation from issuance of restricted stock, options and warrants	40	41	154
Gain on sale of investment	—	(1,070)	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(8,540)	4,680	1,743
Inventories	625	4,799	10,541
Prepaid expenses, other receivables and other assets	(4,087)	2,678	(1,658)
Accounts payable	5,052	(940)	(1,517)
Accrued and other liabilities	(2,202)	(4,710)	(5,089)

Net cash provided by (used in) operating activities	(10,953)	405	(6,382)

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(157)	(378)	(3,311)
Proceeds from the sale of investment	—	1,070	—
Proceeds from the sale of property, plant and equipment	50	7	—

Net cash provided by (used in) investing activities	(107)	699	(3,311)

Cash flows from financing activities:
Borrowings under line of credit	5,393	4,490	—
Borrowings under note payable	—	—	1,900
Proceeds from issuance of common stock, treasury shares and exercise of options and warrants	1,346	68	496
Payment of capital lease obligations	(176)	(149)	(152)
Repayments of notes payable	—	(1,900)	—
Repayments of line of credit	(3,200)	(2,750)	—

Net cash provided by (used in) financing activities	3,363	(241)	2,244

Effect of exchange rate changes on cash	881	550	(451)

Net increase (decrease) in cash and cash equivalents	(6,816)	1,413	(7,900)
Cash at beginning of year	9,833	8,420	16,320

Cash at end of year	$3,017	$9,833	$8,420

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$241	$443	$98
Income taxes	166	105	—

See accompanying notes to consolidated financial statements.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(1)	Summary of Significant Accounting Policies

Company

      The Company is a system integrator providing storage solutions for the mid-range enterprise market. Historically, the Company partnered with independent storage technology companies to develop, integrate and maintain high-performance, high-availability storage solutions for the mid-range and Global 2000 companies worldwide. The Company continues to service select third party hardware and software, and its professional services organization provides planning, consulting and implementation support for storage products from other leading vendors. The Company believes that there is as much value in creating, integrating, implementing and providing umbrella services around these various technologies as there is in developing the raw technology. On March 31, 2003, the Company entered into a reseller agreement with EMC Corporation, a world leader in information storage systems, software, networks and services, and has become a reseller and service provider of EMC Automated Networked StorageTM systems and software. Although the Company intends to focus primarily on EMC products, it will continue to support and service customers that continue to use MTI-branded RAID controller technology and partnered independent storage technology. The Company believes that it can differentiate itself through its ability to offer umbrella services on a wide range of storage products covering online storage, replicated site environments and data protection from leading technology companies.

Basis of Financial Statement Presentation and Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of MTI Technology Corporation and subsidiaries (the “Company” or “MTI”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Fiscal Year

      The Company’s year-end is the first Saturday following March 31. Fiscal years 2004, 2003 and 2002 ended on April 3, April 5 and April 6, respectively, and consisted of 52 weeks.

Revenue Recognition

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at April 3, 2004 and April 5, 2003.

Inventories

      Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and future sales forecasts. Historically, the Company used rolling forecasts based upon anticipated product orders to determine its component and product inventory requirements. As a reseller, the Company procures inventory primarily upon receipt of purchase orders from customers; as such, management believes the risk of EMC production inventory obsolescence is low. The Company’s logistics inventory reserve is based on a combined analysis of historical usage, current and anticipated maintenance contract renewals and future product sales.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Plant equipment, office furniture and fixtures are amortized over a period of two to five years. Computer equipment is amortized over five years. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life of the improvement or the term of the related lease. Maintenance and repairs are expensed as incurred. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the fair value is less that the carrying value, a loss is recognized for the difference.

Allowance for Doubtful Accounts and Sales Returns

      The Company maintains an allowance for doubtful accounts for estimated sales returns and losses resulting from the inability of our customers to make payments for products sold or services rendered. The Company analyzes accounts receivable, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts and sales returns. All new customers are reviewed for credit-worthiness upon initiation of the sales process.

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows pro forma net loss as if the fair value method of Statement 123 had been used to account for stock-based compensation expense:

	2004	2003	2002

Net loss, as reported	$(3,866)	$(11,219)	$(59,625)
Add: Stock-based employee compensation expense included In reported net loss, net of related tax effects	—	41	174
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(5,531)	(9,413)	(16,440)

Pro forma net loss	$(9,397)	$(20,591)	$(75,891)

Net loss per share:
Basic and diluted, as reported	$(0.12)	$(0.34)	$(1.83)

Basic and diluted, pro forma	$(0.28)	$(0.63)	$(2.33)

      The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The following represents the weighted-average fair value of options granted and the assumptions used for the calculations:

	2004	2003	2002

Weighted-average fair value of options granted	$1.49	$0.49	$1.48
Expected volatility	0.9	1.5	1.2
Risk-free interest rate	3.15%	2.78%	4.62%
Expected life (years)	5.0	5.0	5.0
Dividend yield	—	—	—

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

Intangible Assets and Goodwill

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement 141, “Business Combinations,” and Statement 142, “Goodwill and Other Intangible Assets.” The Company chose to early adopt the provisions of Statement 142 effective April 8, 2001. The Company adopted Statement 141 immediately upon its release. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized, but instead tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. Upon the adoption of Statement 142, the carrying value of the Company’s goodwill and other intangible assets was determined to not be impaired. The Company completed its annual assessment for goodwill impairment in the fourth quarter of fiscal year 2004. Based upon factors such as the market valuation approach, comparison between the reporting units’ estimated fair value using discounted cash flow projections over the next three years, and carrying value, the Company concluded that there was no impairment of goodwill. The provisions of Statement 142 were in effect for all periods presented.

Foreign Currency Translation

      The Company follows the principles of Statement 52, “Foreign Currency Translation,” using the local currencies as the functional currencies of its foreign subsidiaries. Accordingly, all assets and liabilities outside the U.S. are translated into dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted-average exchange rates prevailing during the period. Net foreign-currency translation adjustments accumulate as other accumulated comprehensive loss in stockholders’ equity. A net foreign currency transaction exchange gain (loss) of $29, $639 and $(542) was realized in fiscal years 2004, 2003 and 2002, respectively.

Concentration of Credit Risk and Dependence upon Suppliers

      Credit is extended to all customers based on financial condition and, generally, collateral is not required. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers comprising the Company’s customer base and dispersion across many different industries and geographies. As of April 3, 2004, one customer represented approximately 11% of accounts receivable.

      Effective March 31, 2003, the Company became a reseller of EMC disk-based storage products. Therefore, the Company depends on EMC to manufacture and supply the Company with their storage products. If the supply of EMC disk-based storage products becomes disrupted for any reason, the Company’s operations and financial condition could be adversely impacted.

Loss Per Share

      Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding options and warrants is reflected in diluted loss per share by application of the treasury-stock method. Such shares are not included when there is a loss from continuing operations as the effect would be anti-dilutive.

Fair Value of Financial Instruments

      Statement 107, “Disclosure about Fair Value of Financial Instruments,” requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Statement 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of April 3, 2004, the fair value of all financial instruments, including cash and cash equivalents,

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts receivable, accounts payable, accrued liabilities, capital lease obligation and line of credit approximate carrying value due to their short-term nature and variable market interest rates.

Reclassifications

      Certain reclassifications have been made to the fiscal year 2003 and 2002 financial statements to conform with the fiscal year 2004 presentation.

Use of Estimates

      The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and as such, include amounts based upon informed estimates and judgments of management. Actual results could differ from these estimates.

Recently Adopted Accounting Standards

      The FASB issued Statement 143, “Accounting for Asset Retirement Obligations,” addressing financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Statement 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. Statement 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted Statement 143 in the first quarter of fiscal year 2004. The adoption did not have a material impact on the results of its operations or financial position.

      The Emerging Issues Task Force “EITF” reached a consensus on its conclusions for EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for customer solutions where delivery or performance of products, services and/or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003, with early application permitted. The Company adopted EITF 00-21 in the first quarter of fiscal year 2004. The adoption did not have a material impact on the results of its operations or financial position.

      In April 2003, the FASB issued Statement 149, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, which requires prospective application for contracts entered into or modified after June 30, 2003, except for contracts which exist in fiscal quarters that began prior to June 15, 2003, and for hedging relationships designated after June 30, 2003. For existing contracts for fiscal quarters that began prior to June 15, 2003, the provisions of this Statement that relate to Statement 133 Implementation Issues should continue to be applied in accordance with their respective effective dates. Statement 149 requires that contracts with comparable characteristics be accounted for similarly. The Company adopted Statement 149 in the second quarter of fiscal year 2004. Because the Company discontinued its hedging activities in fiscal 2003, the adoption did not have a material impact on the results of its operations or financial position.

      In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Statement 150 is

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity for which this statement is effective for fiscal periods beginning December 15, 2003. The Company adopted Statement 150 in the second quarter of fiscal year 2004. The adoption did not have a material impact on the results of its operations or financial position.

      In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued Interpretation 46 (Revised) (“FIN 46-R”) to address certain Interpretation 46 implementation issues. FIN 46-R requires that the assets, liabilities and results of activities of a Variable Interest Entity (“VIE”) be consolidated into the financial statements of the enterprise that has a controlling interest in the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE’s that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of the interpretation did not have a material impact on the Company’s results of operations or financial position.

      In December 2003, The Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB No. 104”), which supercedes SAB No. 101 “Revenue Recognition in Financial Statements.” The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements that was superceded as a result of the issuance of EITF 00-21. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The adoption of SAB No. 104 did not have a material impact on the Company’s financial position, results of operations or liquidity.

(2)	Restructuring and Other Reductions in Staff

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

      In the fourth quarter of fiscal year 2003, the Company recorded a $200 restructuring charge due to lower than anticipated lease payments from sub-lessees in its European facilities.

      The Company also completed consolidating its manufacturing facility to Dublin, Ireland, in July 2002, and reduced the amount of space leased for its corporate headquarters by moving from Anaheim, California to Tustin, California in January 2003.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the first quarter of fiscal year 2004, the Company recorded an additional $40 restructuring charge due to lower than anticipated lease payments from sub-lessees in its Sunnyvale, California facility. Also in the first quarter of fiscal year 2004, the Company eliminated 18 full-time positions, 1, 16 and 1 from the domestic general and administrative, global customer solutions and manufacturing departments, respectively.

      In the second quarter of fiscal year 2004, the Company reversed $251 of the restructuring charge due to higher than anticipated lease payments from sub-lessees and usage of space in its Westmont, Illinois facility.

      In the third quarter of fiscal year 2004, the Company eliminated 21 full time positions, 8 from its field service department, 7 from its manufacturing department, 2 from its general and administrative department and 4 from its sales department. The cash outflow from this reduction in staff was $228 related to severance, which was paid in the third quarter of fiscal year 2004. This charge was not reflected as a restructuring charge as it was not part of the Company’s formal restructuring plan.

      The changes to the restructuring reserve established in the fourth quarter of fiscal year 2002 are as follows:

Abandoned facilities:
Balance as of April 6, 2002	$4,266
Add: fiscal year 2003 restructuring charges	421
Less: fiscal year 2003 utilization	(1,756)

Balance as of April 5, 2003	2,931
Less: Current year restructuring charges, net of reversal	(211)
Less: Current year utilization	(890)

Balance as of April 3, 2004	1,830
Workforce reduction:
Balance as of April 6, 2002	207
Add: Current year severance charges	545
Less: Current year severance payments	(752)

Balance as of April 5, 2003 and April 3, 2004	—

Total accrued restructuring, as of April 3, 2004	$1,830

(3)	Inventories

      Inventories consist of the following:

	April 3,	April 5,
	2004	2003

Service spares and components	$3,147	$4,942
Work-in-process	2	296
Finished goods	3,037	3,059

	$6,186	$8,297

      The above amounts are shown net of an inventory reserve for slow moving and obsolete items of $5,387 and $6,754 as of April 3, 2004 and April 5, 2003, respectively, of which $4,219 and $4,100 related to service spares and component inventory. For the year ended April 3, 2004, the Company recorded an additional inventory provision of $1,469 and reduced the reserve by $2,836 related to inventory disposals.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Composition of Certain Financial Statement Captions

      Prepaid expenses and other receivables are summarized as follows:

	April 3,	April 5,
	2004	2003

Prepaid maintenance contracts	$4,455	$3,011
Other	1,337	1,319

	$5,792	$4,330

      Property, plant and equipment, at cost, are summarized as follows:

	April 3,	April 5,
	2004	2003

Plant equipment, office furniture and fixtures	$9,178	$15,605
Computer equipment	12,307	12,376
Leasehold improvements	2,452	2,232

	23,937	30,213
Less accumulated depreciation and amortization	22,536	27,380

	$1,401	$2,833

      Property under capitalized leases in the amount of $846 at April 3, 2004 and April 5, 2003, is included in plant equipment, office furniture and fixtures. Accumulated amortization of this property under capital leases amounted to $575 and $399 at April 3, 2004 and April 5, 2003, respectively.

(5)	Investment in Affiliate

      In August 1999, the Company purchased 5,333,333 shares of SCO (formerly Caldera International, Inc.), representing approximately 25% of the outstanding capital stock of SCO upon completion of the purchase. SCO develops and markets software based on the Linux operating system and provides related services. Canopy (a related party) owned all the issued and outstanding shares of SCO before this transaction.

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Such loss has been included in “Equity in net loss and write-down of net investment of affiliate” in the Company’s fiscal year 2002 Consolidated Statement of Operations.

      As of August 1999, the Company owned 5,333,333 shares of SCO’s stock. SCO shareholders approved a one-for-four reverse stock split on March 14, 2002, which converted the Company’s ownership to 1,333,334 shares. The Company sold 1,800 shares and 142,500 shares on April 1, 2002 and April 8, 2002, respectively. On July 23, 2002, the Company sold its remaining shares of SCO common stock to SCO for approximately $1,070 in net proceeds, which it used to pay down the Company’s credit line with Canopy. The Company recognized a gain of $1,070 from the sale of SCO shares, which is recorded in other income, net in the 2003 Consolidated Statement of Operations.

(6)	Accrued Liabilities

      Accrued liabilities consist of the following:

	April 3,	April 5,
	2004	2003

Salaries and benefits	$2,546	$2,593
Commissions	478	234
Sales tax	2,038	2,814
Warranty costs	603	876
Other	432	804

	$6,097	$7,321

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

      The changes in the Company’s warranty obligation for fiscal 2004 and 2003 are as follows (in thousands):

	April 3,	April 5,
	2004	2003

Balance at the beginning of the period	$876	$896
Current year warranty charges	513	275
Utilization	(786)	(295)

Balance at the end of the period	$603	$876

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Debt

Credit Agreement and Lines of Credit

      On December 5, 2002, the Company paid off the outstanding $1,685 loan with the Canopy Group, Inc. and terminated its loan agreement with Canopy. The Canopy loan agreement was entered into on June 27, 2002, allowing the Company, subject to certain conditions, to borrow up to an aggregate of $7,000 at an interest rate of nine percent per annum under a revolving line of credit. The line was secured by a security interest in substantially all of the Company’s assets. Ralph J. Yarrow, III, one of the Company’s Directors, is also a Director, President and Chief Executive Officer of Canopy. Darcy G. Mott, one of the Company’s Directors, is also a Vice President, Treasurer and Chief Financial Officer of Canopy. Canopy beneficially owns approximately 44% of the Company’s outstanding common stock.

      In November 2002, the Company entered into an agreement (the “Comerica Loan Agreement”) with Comerica Bank (“Comerica”) for a line of credit of $7.0 million at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by the Canopy Group, Inc. (“Canopy”), a major shareholder of the Company. Canopy’s guarantee was to mature on November 30, 2003, but on June 30, 2003, the Company received an extension on the letter of credit for $7.0 million until June 30, 2004. The Comerica Loan Agreement was to mature on October 31, 2003, but on June 30, 2003, the Company received a renewal on the line of credit for $7.0 million until May 31, 2004. On June 18, 2004 the Company received an additional extension on the letter of credit for $7.0 million until June 30, 2005. Also on June 18, 2004, the Company received an additional renewal on the Comerica line of credit for $7.0 million until May 31, 2005 (see note 16).

      The Comerica Loan Agreement contains negative covenants placing restrictions on the Company’s ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. Although we are currently in compliance with all of the terms of the Comerica Loan Agreement, and believe that we will remain in compliance, there can be no assurance that we will be able to continue to borrow under the Comerica Loan Agreement through the expiration date. Upon an event of default, Comerica may terminate the Comerica Loan Agreement and declare all amounts outstanding immediately due and payable. As of April 3, 2004, there was $3,933 million outstanding under the Comerica line of credit.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Income Taxes

      The components of loss before income taxes are as follows:

	Fiscal Year Ended

	April 3,	April 5,	April 6,
	2004	2003	2002

U.S.	$(5,554)	$(11,062)	$(33,986)
Foreign	(1,480)	48	(1,041)

	$(7,034)	$(11,014)	$(35,027)

      Income tax expense (benefit) consists of the following:

	Current	Deferred	Total

2004:
Federal	$(3,127)	$—	$(3,127)
State	6	—	6
Foreign	(47)	—	(47)

	$(3,168)	$—	$(3,168)

2003:
Federal	$—	$—	$—
State	68	—	68
Foreign	137	—	137

	$205	$—	$205

2002:
Federal	$—	$24,300	$24,300
State	126	—	126
Foreign	172	—	172

	$298	$24,300	$24,598

      Reconciliations of the federal statutory tax rate to the effective tax rate are as follows:

	Fiscal Year Ended

	April 3,	April 5,	April 6,
	2004	2003	2002

Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Effect of foreign operations	(0.6)	1.2	1.2
State taxes, net of federal benefit	(5.8)	(5.8)	(5.8)
Change in valuation allowance	37.9	37.0	113.8
Elimination of reserve for tax audit	(20.8)	—	—
Tax benefit from NOL carryback	(23.7)	—	—
Non-deductible expenses	2.9	0.1	0.3
Other	0.1	4.3	(5.1)

	(45.0)%	1.8%	69.4%

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred-tax assets and liabilities result from differences between the financial-statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of the deferred income tax assets and liabilities are as follows:

	2004	2003	2002

Tax operating loss carryforwards	$43,588	$48,348	$40,056
Tax basis of intangible assets greater than book basis	2,707	3,109	3,726
Accrued expenses not deductible for tax purposes	2,174	3,674	2,714
Inventory reserves	1,398	2,185	3,544
Book depreciation greater than tax depreciation	1,306	2,791	4,195
Recognition of income reported on different methods for tax purposes than for financial reporting	403	361	430
Tax credit carryforwards	783	—	—
Capital loss carryforwards	2,646	—	—
Other	37	253	2,043

	55,042	60,721	56,708
Less valuation allowance	55,042	60,721	56,708

	$—	$—	$—

      At April 3, 2004, the Company had federal net operating loss (“NOL”) carryforwards, available to offset future taxable income of $112,645. These carryforwards begin to expire in fiscal year 2005. The utilization of these carryforwards may be limited.

      In the first quarter of fiscal year 2002, the Company recorded $24,300 of tax expense related to establishing a valuation allowance for deferred-tax assets. The change in the valuation allowance from fiscal year 2003 to fiscal year 2004 was $(5,684) and the change in the valuation allowance from fiscal year 2002 to fiscal year 2003 was $4,013. Because of the continued softness in the American and European markets for the Company’s products, management believes that it is more likely than not that the Company will not realize the benefits of the net deferred tax asset existing on April 3, 2004.

      On August 13, 2002, the Company received a notice of deficiency in its federal income tax due for fiscal year 1992 in the amount of $1,119. The notice of deficiency also advised the Company of related examination changes to its taxable income as reported for fiscal years 1993 through fiscal year 1995. The Company filed a timely petition in the United States Tax Court asking for a review of the IRS determinations. During the fourth quarter of fiscal year 2004, the Company received a decision from the United States Tax Court which obligates the Company to pay an additional $193 in income tax due for fiscal year 1992. The Company had accrued income taxes of $1,655 related to the IRS audits for fiscal years 1992 through fiscal year 1996. During the third quarter of fiscal year 2004, the Company reduced this accrual to $193 and recognized an income tax benefit of $1,462. Additionally, the Company will receive income tax refunds for fiscal years 1982 through 1990 totaling $1,665. The income tax refunds allowed by the IRS are based upon the carryback of the net operating losses which were confirmed by the IRS for fiscal years 1993, 1994 and 1995. During the third quarter of fiscal year 2004, the Company accrued the income tax refunds of $1,668 and recorded an income tax benefit in the same amount. In the fourth quarter of fiscal year 2004, the Company received the interest calculation from the IRS and accrued the interest receivable of $741 related to the income tax refunds and recognized interest income in the same amount. Subsequent to year-end, the Company received all outstanding receivables from the IRS.

      The IRS is conducting an examination of the Company’s fiscal years 1996 and 1997 federal income tax returns. During May 2004, the Company received notice from the IRS of proposed adjustments for fiscal

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1996. The Company, after consultation with tax counsel, continues to believe in the propriety of its positions as set forth in its tax return and will file a protest with the IRS regarding these proposed adjustments. The Company believes the ultimate resolution of the examination will not result in a material impact on the Company’s consolidated financial position, results of operations or liquidity.

      In the third quarter of fiscal year 2004, the Company received notice of re-assessment from the French Treasury. The French tax authorities have argued that the Company’s France subsidiary should have paid VAT on the waiver of intercompany debts granted by its U.S. parent company and by its Irish subsidiary. The amount of re-assessment is $79 and $605 related to fiscal years 2002 and 2001, respectively, plus penalties and interest. Through discussions with its tax advisors, the Company believes that intercompany debt waivers are not subject to VAT and therefore believes that this re-assessment is without merit and it is not probable that it will be required to pay the re-assessed amounts. Therefore, the Company has not recorded a liability for such amounts at April 3, 2004. The Company has appealed this re-assessment.

(9)	Stockholders’ Equity

Net Loss Per Share

      The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	2004	2003	2002

Numerator:
Net loss, basic and diluted	$(3,866)	$(11,219)	$(59,625)

Denominator:
Denominator for net loss per share, basic and diluted — weighted-average shares outstanding	33,482	32,852	32,548

Net loss per share, basic and diluted	$(0.12)	$(0.34)	$(1.83)

      Options and warrants to purchase 11,068,024 shares of common stock were outstanding at April 3, 2004, but were not included in the computation of diluted earnings per share for the year then ended because the effect would be antidilutive.

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

      The Company’s stockholders approved the 2001 Stock Incentive Plan (“SIP”), the 2001 Non-Employee Director Option Program (“Program”) and the 2001 Employee Stock Purchase Plan (the “Stock Purchase Plan”) on July 11, 2001. Upon approval of these plans, all prior plans were terminated. Therefore, the Company will no longer issue options under its prior plans and has granted stock options under its SIP.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options currently outstanding under prior plans as of April 3, 2004, shall remain in effect in accordance with the respective terms of such plans. In the first quarter of fiscal year 2004, the Board approved the amended Stock Incentive Plan (the “Amended SIP”) to increase the number of shares issuable by 2,500,000 shares. Under the Amended SIP, the maximum aggregate number of shares of Common Stock available for grant shall be 6,500,000 shares. A maximum of 1,200,000, 450,000 and 9,477,000 shares are authorized for issuance under the Stock Purchase Plan, the Program and the SIP, respectively. The Program functions as part of the SIP.

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

Stock Purchase Warrants

      At April 3, 2004, a warrant to purchase 150,000 shares of the Company’s common stock at a price of $18.75 per share was outstanding. The warrant was issued in August 1999 to an individual affiliated with Canopy in connection with services provided to the Company and expires in August 2009. At April 3, 2004, the warrant was fully exercisable.

      At April 3, 2004, warrants to purchase 57,240 shares of the Company’s common stock at a price of $12.00 per share were outstanding. The original warrants were issued in February 1998 to GB Storage in connection with a French distribution agreement and expire in February 2008. On February 12, 2002, the original warrants were replaced by warrants issued to Gerard Bantchik, Emmanuel Moreau, Alain Mariotta and Florence Ferraz to purchase 32,398 shares, 15,913 shares, 6,411 shares and 2,518 shares of the Company’s stock, respectively. The exercise price and expiration date of the warrants remain unchanged. On April 3, 2004, the warrants were fully exercisable.

      On January 16, 2004, Silicon Valley bank converted all its outstanding warrants to purchase 190,678 shares of the Company’s common stock into 40,176 shares of common stock through a cashless warrant exercise.

Non-Employee Directors Option Program

      On July 11, 2001, the Company’s shareholders approved the 2001 Non-Employee Directors Option Program (the “Program”) which functions as part of the SIP described above. Upon approval of the Program, the 1994 Director’s Non-Qualified Stock Option Plan was terminated, although options currently outstanding under the prior plan shall remain in effect in accordance with the respective terms of such plan. Under the Program, each non-employee director first elected to the Board of Directors following the effective date of the SIP will automatically be granted an option to acquire 50,000 shares of Common Stock at an exercise price per share equal to the fair market value of Common Stock on the date of grant. These options will vest and become exercisable in three equal installments on each anniversary of the grant date. Upon the date of each annual stockholders’ meeting, each non-employee director who has been a member of the Board of Directors for at least 11 months prior to the date of the stockholders’ meeting will receive an automatic grant of options to acquire 25,000 shares of the Company’s Common Stock at an exercise price equal to the fair market value of the Company’s Common Stock at the date of grant. These options will vest and become exercisable in three

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal installments on each anniversary of the grant date. As of April 3, 2004, there were options to purchase 375,000 shares outstanding under this program.

      Options granted typically vest over a period of three years from the date of grant. At April 3, 2004 and April 5, 2003, the number of options exercisable was 6,902,848 and 5,833,550 respectively, and the weighted-average exercise price of those options was $6.05 and $7.08. As of April 3, 2004 there were 2,156,076 shares available for grant.

      A summary of all stock option transactions follows (in thousands, except per share data):

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at April 7, 2001	9,355	9.39
Granted	4,241	1.83
Exercised	(132)	5.16
Forfeited	(2,906)	8.26

Options outstanding at April 6, 2002	10,558	6.62
Granted	3,556	0.53
Exercised	—	—
Forfeited	(3,881)	5.42

Options outstanding at April 5, 2003	10,233	$4.97
Granted	3,385	2.11
Exercised	(1,331)	0.96
Forfeited	(1,468)	4.97

Options outstanding at April 3, 2004	10,819	$4.58

      The per share weighted average fair value of stock options granted during fiscal years 2004, 2003 and 2002 was $1.49, $0.49 and $1.48, respectively, on the date of grant.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of stock options outstanding at April 3, 2004 follows (in thousands, except per share data):

				Exercisable(1)
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
	Options	Contractual	Exercise	Number of	Exercise
Range of Exercise Price	Outstanding	Life	Price	Options	Price

$ 0.2700 - $ 0.3800	251	8.58	$0.3251	115	$0.3401
0.5500 - 0.5500	1,643	8.25	0.5500	1,388	0.5500
0.5700 - 1.3500	1,187	7.75	1.1751	943	1.2309
1.5800 - 2.1250	1,598	7.78	1.9494	1,019	2.0078
2.2000 - 2.2000	2,450	9.63	2.2000	—	—
2.2500 - 4.1250	1,415	6.48	3.6631	1,191	3.7683
4.3125 - 8.3125	1,211	4.89	6.3995	1,193	6.4066
8.3750 - 30.0625	989	5.51	22.6437	979	22.7801
36.8750 - 36.8750	15	5.75	36.8750	15	36.8750
45.8750 - 45.8750	60	5.94	45.8750	60	45.8750

	10,819	7.57	$4.5756	6,903	$6.0480

Note:

(1)	Options exercisable at April 3, 2004, April 5, 2003 and April 6, 2002, were 6,903, 5,834 and 5,472, respectively.

Employee Stock Purchase Plan

      On July 11, 2001, the Company’s shareholders approved the Stock Purchase Plan. A maximum of 1,200,000 shares of common stock is authorized for issuance under the Stock Purchase Plan. The Company will no longer issue options under the 1994 Employee Stock Purchase Plan. Under the Stock Purchase Plan, all employees of the Company, and its designated parents or subsidiaries, whose customary employment is more than five months in any calendar year and more than 20 hours per week are eligible to participate. The Stock Purchase Plan was implemented through overlapping offer periods of 24 months duration commencing each January 1 and July 1, except that the initial offer period commenced on July 11, 2001 and ends on June 30, 2003. Purchase periods generally commence on the first day of each offer period and terminate on the next following June 30 or December 31 respectively; provided, however, that the first purchase period commenced on July 11, 2001 and ended on December 31, 2001. The price per share at which shares of Common Stock are to be purchased under the Stock Purchase Plan during any purchase period is eighty-five percent (85%) of the fair market value of the Common Stock on the first day of the offer period or eighty-five percent (85%) of the fair market value of the Common Stock on the last day of the purchase period, whichever is lower. During fiscal year 2004, 2003 and 2002, 132, 141 and 81 shares of common stock, respectively, were issued pursuant to the Stock Purchase Plan.

Issuance of Restricted Stock

      During the third quarter of fiscal year 2004, the Company granted 85 shares of restricted stock. Based on the fair market value at the date of grant, the Company will record $187 in compensation expense ratably over the vesting period of the restricted stock. The restricted stock vests 50% at the end of the first year and the remaining 50% at the end of the second year. The Company recorded $40 in compensation expense in fiscal year 2004.

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

      Future minimum lease payments at April 3, 2004 under all non-cancelable operating leases for subsequent fiscal years are as follows:

2005	$3,372
2006	2,681
2007	1,479
2008	1,086
2009	487
Thereafter	1,744

$10,849

      Future minimum capital lease payments at April 3, 2004 for subsequent fiscal years are as follows:

2005	$210
2006	80
2007 and thereafter	—

Total minimum lease payments	290
Less: Amount representing interest	(19)

Present value of minimum lease payments	271
Less: current portion	(176)

Capital lease obligations excluding current portion	$95

      Rent expense totaled $2,372, $3,624 and $5,000, for fiscal years 2004, 2003 and 2002, respectively.

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is also, from time to time, subject to claims and suits arising in the ordinary course of business. In its opinion, the ultimate resolution of these matters is not expected to have a materially-adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Employment Agreements

      The Company has entered into agreements with certain executive officers of the Company that call for payment of compensation totaling 12 month’s base salary and the acceleration of vesting of stock options under certain circumstances related to a change in control of the Company. As of April 3, 2004, the estimated payout related to these agreements would be $1,700.

(11)	Business Segment and International Information

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

      A summary of the Company’s operations by geographic area is presented below:

	2004	2003	2002

Revenue:
United States	$43,326	$47,125	$81,300
Europe	41,757	38,861	39,662
Transfers between areas	(1,918)	(3,600)	(3,044)

Total revenue	$83,165	$82,386	$117,918

Operating loss:
United States	$(5,739)	$(11,992)	$(28,362)
Europe	(1,955)	(669)	(801)

Total operating loss	$(7,694)	$(12,661)	$(29,163)

Identifiable assets:
United States	$21,802	$22,953
Europe	19,626	16,419

Tangible assets	41,428	39,372
Goodwill — United States	3,059	3,059
Goodwill — Europe	2,125	2,125

	$46,612	$44,556

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s revenues by product type are summarized below:

	2004	2003	2002

Server	$28,716	$22,535	$45,311
Tape libraries	12,024	14,251	17,904
Software	5,702	3,315	6,304
Service	36,723	42,285	48,399

	$83,165	$82,386	$117,918

      No single customer accounted for more than 10% of revenue in fiscal year 2004, 2003 and 2002.

(12)	Sale of Patents

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

      On April 1, 2003, the Company entered into an amended asset purchase agreement with EMC, under which EMC paid the Company $5,857, which satisfied all obligations of EMC under the original agreement. Also, the Company granted EMC immunity from suit for patent infringement with respect to its patents. Included in net product revenue for fiscal years 2003 and 2002 are $2,733 and $3,840, and other income of $0 and $3,600, respectively, related to this agreement. In addition, pursuant to the terms of the EMC asset purchase agreement, the Company also received an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market, and sell the technology protected under the applicable patents. Pursuant to the terms and conditions of the EMC asset purchase agreement, this license will terminate in the event of a change in control of the Company involving certain acquirers.

      Subsequent to fiscal year 2004, the Company assigned to EMC all of its rights, title and interest in and to all of its remaining patents and patent applications.

(13)	Related-party Transactions

      In the normal course of business, the Company sold and purchased goods and services to and from subsidiaries of Canopy. Goods and services purchased from the subsidiaries of Canopy in fiscal year 2004 was $140. There were no purchases of goods and services from the subsidiaries of Canopy in fiscal years 2003 and 2002. Goods and services sold to the subsidiaries of Canopy in fiscal year 2004, 2003 and 2002 were $85, $104 and $836, respectively. At April 3, 2004, there was no outstanding amount due to/from the subsidiaries of Canopy. Ralph J. Yarro, III, one of the Company’s Directors, is also a Director, President and Chief Executive Officer of Canopy. Darcy G. Mott, one of the Company’s Directors, is also a Vice President, Treasurer and Chief Financial Officer of Canopy. Canopy beneficially owns approximately 44% of the Company’s outstanding Common Stock.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 2002, the Company entered into an agreement with Comerica Bank for a line of credit of $7,000 at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by Canopy. Canopy’s guarantee was to mature on November 30, 2003, but the Company received an extension on the letter of credit for $7.0 million until June 30, 2005 (see Note 7).

(14)	Employee Benefits

      The Company maintains an employee savings plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Company’s contributions to the plan are determined at the discretion of the Board of Directors. During fiscal years 2003, 2002 and 2001, the Company did not contribute to the plan.

(15)	Quarterly Financial Data (Unaudited)

      Selected quarterly financial data for continuing operations for fiscal years 2004 and 2003 are as follows:

				Net Income
				(Loss)
			Net	Per Share,
	Total	Gross	Income	Basic and
	Revenue	Profit	(Loss)	Diluted

2004:
Fourth quarter	$23,651	$5,482	$(742)	$(0.02)
Third quarter	21,210	4,674	1,458	0.04
Second quarter	20,526	4,428	(1,725)	(0.05)
First quarter	17,778	4,692	(2,857)	(0.09)

Total	$83,165	$19,276	$(3,866)

2003:
Fourth quarter	$22,383	$7,778	$602	$0.02
Third quarter	19,644	5,957	(1,389)	(0.04)
Second quarter	22,320	7,025	133	—
First quarter	18,039	1,038	(10,565)	(0.32)

Total	$82,386	$21,798	$(11,219)

      The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations may continue into the future. These fluctuations have been and may continue to be caused by a number of factors, including: competitive pricing pressures, the timing of customer orders (a large majority of which have historically been placed in the last month of each quarter), the timing of the introduction of EMC’s new products, shifts in product mix and the timing of sales and marketing expenditures. Future operating results may fluctuate as a result of these and other factors, including EMC’s ability to continue to develop innovative products, the introduction of new products by the Company’s competitors and decreases in gross profit margin for mature products.

      During the third quarter of fiscal year 2004, the Company accrued income tax refunds of $1,668 and recorded an income tax benefit in the same amount. In the fourth quarter of fiscal year 2004, the Company received the interest calculation from the IRS and accrued the interest receivable of $741 related to the income tax refunds and recognized interest income in the same amount (see Note 8).

      The Company had operated historically without a significant backlog of orders and, as a result, net product revenue in any quarter was dependent upon orders booked and products shipped during that quarter. However, as a result of the new EMC relationship, the Company operates with a more significant backlog

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

since its order shipments depends on the availability of EMC products and both the Company and EMC have concurrent quarter ends. Even though the orders shipped determines the Company’s revenue for any given quarter, its order backlog may not be a reliable indicator of its future revenue since its customers have the rights to cancel or delay shipment of their orders. A significant portion of the Company’s operating expenses are relatively fixed in nature and planned expenditures are based primarily upon sales forecasts. If revenue does not meet the Company’s expectations in any given quarter, the adverse effect on the Company’s liquidity and operating results may be magnified by the Company’s inability to reduce expenditures quickly enough to compensate for the revenue shortfall. Further, as is common in the computer industry, the Company historically has experienced an increase in the number of orders and shipments in the latter part of each quarter and it expects this pattern to continue into the future. The Company’s failure to receive anticipated orders or to complete shipments in the latter part of a quarter could have a materially adverse effect on the Company’s results of operations for that quarter.

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

(16)	Subsequent Events

      On June 17, 2004, the Company sold 566,797 shares of Series A Convertible Preferred Stock in a private placement financing at $26.46 per share, which raised $15 million in gross proceeds, before consideration of professional fees. The sale included issuance to the investors of warrants to purchase 1,624,308 shares of the Company’s common stock with an exercise price of $3.10 per share. The shares of common stock into which the warrants are exercisable represent twenty-five percent (25%) of the aggregate number of shares of common stock into which the Series A Convertible Preferred Stock are convertible plus an additional 207,315 shares of common stock. Each share of Series A Convertible Preferred Stock is convertible into common stock at an initial conversion rate of ten shares of common stock for each share of Series A Convertible Preferred Stock, subject to adjustments upon certain dilutive issuances of securities by the Company at the initial stated price per share. The Series A Convertible Preferred Stock contains a beneficial conversion feature valued at $5.8 million. This will be reflected as a non-cash charge to retained earnings in the first quarter of fiscal year 2005. The Series A Convertible Preferred Stock carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. The warrants are exercisable on or after December 20, 2004, and expire on June 17, 2015. As part of the private placement, a representative of the investors has joined the Company’s Board of Directors. EMC was a participating investor in the private placement, contributing $4 million of the $15 million raised.

      On June 18, 2004, the Company received an extension on the Canopy letter of credit for $7.0 million until June 30, 2005. Also on June 18, 2004 the Company received a renewal on the Comerica line of credit for $7.0 million until May 31, 2005. (See Note 7).

SCHEDULE II

MTI TECHNOLOGY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended April 3, 2004, April 5, 2003 and April 6, 2002

		Charged to
		(Recovery from)
	Balance at	Revenue,		Balance at
	Beginning	Costs and		End
Description	of Period	Expenses	Deductions	of Period

	(In thousands)
Year ended April 3, 2004
Allowance for doubtful accounts and sales returns	$476	$25	$(16)	$437

Year ended April 5, 2003
Allowance for doubtful accounts and sales returns	$1,449	$(602)	$(371)	$476

Year ended April 6, 2002
Allowance for doubtful accounts and sales returns	$2,138	$1,884	$(2,573)	$1,449

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
3.2		Certificate of Amendment of Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit A of the Company’s Information Statement on Schedule 14C filed on April 3, 2000.
3.3		Amended and Restated Bylaws of the Company, dated January 18, 2002, incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.
3.4		Certificate of Designation of Series A Convertible Preferred Stock filed with the Secretary of State of Delaware on June 17, 2004, incorporated by reference to Exhibit 3(i).1 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2004.
4.1		Amended and Restated Registration Rights Agreement between the Company and Silicon Valley Bank, dated January 11, 2002, incorporated by reference to Exhibit 4.8 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.
4.2		Specimen of Amended Stock Certificate, as previously filed.
4.3		Form of Purchase Warrant issued by the Company to each investor pursuant to the Securities Purchase Agreement, dated June 17, 2004, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2004.
*10	.1	Form of Nonqualified Stock Option Agreement under the Stock Incentive Plan, incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
*10	.2	Form of Indemnification Agreement for Executive Officers of the Company, as previously filed.
*10	.3	Form of Indemnification Agreement for Directors of the Company, as previously filed.
*10	.4	Form of Change of Control Agreement, as previously filed.
*10	.5	1987 Incentive Stock Option and Nonqualified Stock Option Plan of the Company, incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
*10	.6	Form of Incentive Common Stock Option Agreement under the 1987 Stock Option Plan, incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
*10	.7	Form of Nonqualified Common Stock Option Agreement under the 1987 Stock Option Plan, incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
*10	.8	Stock Incentive Plan of the Company, incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.9		Form of Independent Contractor Agreement, as previously filed.
10.10		Form of Confidentiality and Nondisclosure Agreement, as previously filed.
*10	.11	Form of Incentive Stock Option Agreement under the Stock Incentive Plan, incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.12		MTI Technology Corporation Directors’ Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (No. 33-75180).
10.13		Asset Purchase Agreement, dated February 9, 1995, between EMC Corporation and the Company, incorporated by reference to Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995. (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Company’s application requesting confidential treatment under Rule 406 of the Securities Act.)
10.14		Loan and Security Agreement dated November 13, 2002, between Comerica Bank — California and the Company, incorporated by reference to Exhibit 10.70 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 5, 2002.

Exhibit
Number		Description

10.15		Amendment to the 1996 Stock Incentive Plan, incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 1999.
*10	.16	Severance Agreement dated as of July 15, 1998, between Thomas P. Raimondi, Jr. and the Company, incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K, as amended on August 2, 1999, for the fiscal year ended April 3, 1999.
*10	.20	Severance Agreement dated as of February 7, 2001, between Keith Clark and the Company, incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
*10	.22	Severance Agreement dated as of May 31, 2001, between Venki Venkataraman and the Company, incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
*10	.23	MTI Technology Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
*10	.24	MTI Technology Corporation 2001 Non-Employee Director Option Program, incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
*10	.25	MTI Technology Corporation 2001 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.
*10	.34	Change of Control Agreement dated as of November 30, 2001, between Todd Schaeffer and the Company, incorporated by reference to Exhibit 10.65 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 6, 2002.
*10	.35	Indemnification Agreement dated September 20, 2001, between Todd Schaeffer and the Company, incorporated by reference to Exhibit 10.67 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 5, 2002.
*10	.36	Change of Control Agreement dated June 11, 2002, between Kevin Clark and the Company, incorporated by reference to Exhibit 10.68 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 5, 2002.
*10	.37	Indemnification Agreement dated June 11, 2002, between Kevin Clark and the Company, incorporated by reference to Exhibit 10.69 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 5, 2002.
10.38		Indemnification Agreement dated as of October 15, 2001, between Kent Smith and the Company, incorporated by reference to Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 6, 2001.
10.39		Indemnification Agreement dated July 19, 2002, between Darcy Mott and the Company, incorporated by reference to Exhibit 10.66 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 5, 2002.
10.40		Pilot Center Master Services Agreement, dated April 1, 2001, between Center 7, Inc. and the Company, incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 7, 2001.
10.42		Master Services Development Agreement, dated June 1, 2001, between the Company and Center 7, Inc., incorporated by reference to Exhibit 10.53 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.
10.49		Microsoft OEM License Agreement For Embedded Server Products dated August 1, 2001, between Microsoft Licensing, Inc. and the Company, incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 6, 2002.
10.50		Development, License and Distribution Agreement dated September 10, 2001, between FalconStor, Inc. and the Company, incorporated by reference to Exhibit 10.57 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 6, 2002.

Exhibit
Number	Description

10.51	Amendment No. 1 to Development, License and Distribution Agreement dated September 27, 2001, between FalconStor, Inc. and the Company, incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 6, 2002.
10.52	Amendment No. 2 to Development, License and Distribution Agreement dated February 21, 2002, between FalconStor, Inc. and the Company, incorporated by reference to Exhibit 10.59 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 6, 2002.
10.53	Finder’s Fee Agreement dated February 20, 2002, between WebUseNet Corporation and the Company, incorporated by reference to Exhibit 10.60 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 6, 2002.
10.54	Standard Sublease dated November 21, 2002, between Safeguard Business Systems and the Company, incorporated by reference to Exhibit 10.71 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 4, 2003.
10.55	Sublease dated December 9, 2002, between Iraqi Community Association and the Company, incorporated by reference to Exhibit 10.72 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 4, 2003.
10.56	Sublease dated December 12, 2002, between Copper Dragon Books and the Company, incorporated by reference to Exhibit 10.73 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 4, 2003.
10.57	Sublease dated December 13, 2002, between Arab American Guardian, LLC and the Company, incorporated by reference to Exhibit 10.74 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 4, 2003.
10.58	Sublease dated December 23, 2002, between Leadis Technology, Inc. and the Company, incorporated by reference to Exhibit 10.75 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 4, 2003.
10.59	Lease Agreement dated December 2, 2002, between Quakerbridge Venture, LLC and the Company, incorporated by reference to Exhibit 10.76 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 4, 2003.
10.60	Consent to Sublease and Agreement dated September 25, 2002, between WebCommerce Group, LLC and the Company, incorporated by reference to Exhibit 10.77 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 4, 2003.
10.61	Reseller Agreement effective as of March 31, 2003, between EMC Corporation and the Company, incorporated by reference to Exhibit 10.61 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003. (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Company’s application requesting confidential treatment under Rule 406 of the Securities Act.)
10.62	Professional Services Provider Agreement dated October 22, 2002, between Brocade communications Systems, Inc. and the Company, incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.
10.63	Qualified Support Partner Program Agreement dated October 22, 2002, between Brocade communications Systems, Inc. and the Company, incorporated by reference to Exhibit 10.63 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.
10.64	Veritas Solutions Provider Agreement dated January 9, 2003, between Veritas Software Global Corporation and the Company, as previously filed.
10.65	Reseller Agreement dated December 23, 2002, between Legato System, Inc. and the Company, incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.
10.66	Technical Support Provider Agreement dated September 1, 2002, between Legato System, Inc. and the Company, incorporated by reference to Exhibit 10.66 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.

Exhibit
Number		Description

10.67		Consulting Services Agreement dated March 31, 2003, between Legato System, Inc. and the Company, incorporated by reference to Exhibit 10.67 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.
10.68		Amendment to the Asset Purchase Agreement dated April 1, 2003, between EMC Corporation and the Company, incorporated by reference to Exhibit 10.68 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.
10.69		Operating Agreement dated June 9, 1997, between Information Leasing Corporation and the Company, incorporated by reference to Exhibit 10.69 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.
10.70		Amended Information Leasing Corp agreement dated October 31, 2002, between Information Leasing Corporation and the Company, incorporated by reference to Exhibit 10.70 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.
10.71		Sublease Agreement dated March 30, 2003, between Family Life World Outreach and the Company, incorporated by reference to Exhibit 10.71 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.
10.72		Amendment to the Sublease Agreement dated May 30, 2003, between Family Life World Outreach and the Company, incorporated by reference to Exhibit 10.72 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.
10.73		First Amendment to Loan and Security Agreement dated June 30, 2003, between Comerica Bank and the Company, incorporated by reference to Exhibit 10.73 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.
10.74		Irrevocable Standby Letter of Credit dated October 24, 2002, issued by Bank of America, N.A., incorporated by reference to Exhibit 10.74 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.
*10	.75	Indemnification Agreement dated October 9, 1992, between Thomas P. Raimondi, Jr. and the Company.
*10	.76	Indemnification Agreement dated May 31, 2001, between Keith Clark and the Company.
*10	.77	Indemnification Agreement dated May 31, 2001, between Venki Venkataraman and the Company.
*10	.78	Indemnification Agreement dated August 21, 2003, between Nick Boland and the Company.
*10	.79	Change of Control Agreement dated March 22, 2004, between Todd Williams and the Company.
*10	.80	Indemnification Agreement dated May 31, 2001 between Ralph J. Yarro, III and the Company.
*10	.81	Indemnification Agreement dated May 31, 2001 between Franz L. Cristiani and the Company.
*10	.82	Indemnification Agreement dated May 31, 2001 between Val Kreidel and the Company.
*10	.83	Indemnification Agreement dated May 31, 2001 between John Repp and the Company.
*10	.84	Indemnification Agreement dated June 18, 2004 between Michael Pehl and the Company.
*10	.85	Indemnification Agreement dated July 19, 2002 between Darcy Mott and the Company.
*10	.86	Indemnification Agreement dated October 15, 2001 between Kent Smith and the Company.
10.87		Amendment 1 to Reseller Agreement, dated February 1, 2004, between EMC Corporation and the Company.
10.88		Assignment Agreement, dated June 1, 2004, between EMC Corporation and the Company.
10.89		Virtual Partner Reseller Network Agreement, dated June 14, 2004, between VMware, Inc. and the Company.
10.90		2nd Amendment to Loan and Security Agreement, dated June 18, 2004 between Comerica Bank and the Company.
10.91		Irrevocable Standby Letter of Credit dated June 18, 2004, issued by Bank of America.
10.92		Amendment #1 to Reseller Agreement, dated December 23, 2003 between Legato Software and the Company.

Exhibit
Number	Description

10.93	US Value Added Reseller Agreement dated March 4, 2002, between Storage Technology Corporation and the Company.
10.94	Amendment One to the US Value Added Reseller Agreement dated November 20, 2003, between Storage Technology Corporation and the Company.
10.95	Securities Purchase Agreement by and among the Company and the investors named therein dated June 17, 2004, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2004.
10.96	Investor Rights Agreement by and among the Company and the investors named therein, dated June 17, 2004, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2004.
21	Subsidiaries of the Company.
23.1	Consent of Independent Certified Public Accountants
23.2	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management or compensatory plan or arrangement.

      (b) Reports on Form 8-K

      A Current Report on Form 8-K, dated February 17, 2004, was filed during the fourth quarter of 2004 pursuant to Item 12 containing the press release relating to the Company’s financial results for the quarterly period ended January 3, 2004. (The information in the foregoing report on Form 8-K, including all exhibits thereto, was furnished pursuant to Item 9 or 12 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference herein.).