Form 10-K/A
period 2004-04-03
MTI TECHNOLOGY CORP
filed 2004-07-15
CIK 901696

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

          The number of shares outstanding of Registrant’s Common Stock, $0.001 par value, was 32,974,882 on June 25, 2004.

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

DOCUMENTS INCORPORATED BY REFERENCE:

      None.

EXPLANATORY NOTE
PART IV, ITEM 15:
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART II, ITEM 7:
SIGNATURES
EXHIBIT INDEX
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A to the MTI Technology Corporation (the “Company”) Annual Report on Form 10-K for the year ended April 3, 2004 (the “Original Filing”) is being filed to correct two incomplete disclosures in the Original Filing and to correct the title of the auditor’s report letter from Grant Thornton LLP and the consent from Grant Thornton LLP for the incorporation by reference of that report in Registration Statements on Forms S-8. Neither of the modifications affect our financial results for the period reported. The modifications were as follows:

(1) Note 7, “Debt,” to the “Notes to Consolidated Financial Statements” included in Part IV, Item 15 of the Original Filing correctly stated that on December 5, 2002, we paid off the outstanding $1.685 million loan from the Canopy Group, Inc., but incorrectly stated that we terminated our loan agreement with Canopy at that time. The loan agreement was not actually terminated and remains in place, although we have no borrowings outstanding under the loan agreement and may not re-borrow any funds pursuant thereto. The loan agreement, as amended in June 2004, remains in effect, and Canopy’s liens on our assets remain in place, because, as discussed in the “Liquidity and Capital Resources” Section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Canopy has guaranteed a letter of credit issued in support of our credit facility with Comerica, and the liens in favor of Canopy, pursuant to said amendment, secure our obligation to reimburse Canopy for any draws against that guaranty. Accordingly, we are amending Note 7 of the “Notes to Consolidated Financial Statements” to correct the incomplete disclosure.

(2) The risk factor entitled “Our stock ownership is concentrated in a single stockholder, and other stockholders may not be able to influence corporate decisions,” contained in Item 7 of the Original Filing, stated that other Company stockholders may not be able to influence corporate decisions. This statement is no longer complete since the closing of the Series A Convertible Preferred Stock private placement discussed in the “Liquidity and Capital Resources” Section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As a condition to that investment, the Canopy Group, Inc. entered into a proxy agreement with the Series A investors whereby the Series A investors are able to vote Canopy’s shares as it relates to certain significant corporate transactions. Accordingly, we are amending the risk factor to complete the disclosure.

(3) The auditor’s report letter from Grant Thornton LLP was incorrectly titled as “Report of Independent Certified Public Accountants.” The title has been corrected to read, “Report of Independent Registered Public Accounting Firm.”

(4) The consent from Grant Thornton LLP for the incorporation by reference of the audit report in Registration Statements on Forms S-8 was incorrectly titled, “Consent of Independent Certified Public Accountants.” The title has been corrected to read, “Consent of Independent Registered Public Accounting Firm.”

      The Original Filing as amended hereby continues to speak as of the date of the Original Filing and the disclosures have not been updated to speak to any later date. Any items in the Original Filing that are not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this Amendment No. 1 and the Original Filing is subject to updating and supplementing as provided in our subsequent periodic reports filed with the Securities and Exchange Commission.

1

PART IV, ITEM 15:

Report of Independent Registered Public Accounting Firm — Grant Thornton LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

Credit Agreement and Lines of Credit

      On December 5, 2002, the Company paid off the outstanding $1,685 loan with the Canopy Group, Inc. This loan agreement remains in effect, but with a zero balance and the Company may not re-borrow any funds thereunder. However, pursuant to the loan agreement, as amended in June 2004, Canopy has guaranteed a letter of credit in support of the Company’s obligations to Comerica Bank discussed below and the Company’s obligations to Canopy are secured by a security interest in substantially all of the Company’s assets. Ralph J. Yarro, III, one of the Company’s Directors, is also a Director, President and Chief Executive Officer of Canopy. Darcy G. Mott, one of the Company’s Directors, is also a Vice President, Treasurer and Chief Financial Officer of Canopy. Canopy beneficially owns approximately 44% of the Company’s outstanding common stock.

2

      In November 2002, the Company entered into an agreement (the “Comerica Loan Agreement”) with Comerica Bank (“Comerica”) for a line of credit of $7.0 million at an interest rate equal to the prime rate. As discussed above, the line of credit is secured by a letter of credit that is guaranteed by Canopy. Canopy’s guarantee was to mature on November 30, 2003, but on June 30, 2003, the Company received an extension on the letter of credit for $7.0 million until June 30, 2004. The Comerica Loan Agreement was to mature on October 31, 2003, but on June 30, 2003, the Company received a renewal on the line of credit for $7.0 million until May 31, 2004. On June 18, 2004 the Company received an additional extension on the letter of credit for $7.0 million until June 30, 2005. Also on June 18, 2004, the Company received an additional renewal on the Comerica line of credit for $7.0 million until May 31, 2005 (see note 16).

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

PART II, ITEM 7:

Our stock ownership is concentrated in a single stockholder, who has entered into a voting agreement with another major stockholder, and other stockholders may not be able to influence corporate decisions.

      Ralph J. Yarro III, one of our Directors, is also the Director and President and Chief Executive Officer of the Canopy Group, Inc., which beneficially owns approximately 44% of our outstanding common stock. Canopy is able to substantially affect our actions which require stockholder approval, including the election of the Board of Directors and the approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of the Company and will make some transactions difficult or impossible without Canopy’s support. In addition, in connection with the closing of our Series A Convertible Preferred Stock private placement discussed in the “Liquidity and Capital Resources” Section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Series A investors and Canopy entered into a proxy agreement whereby the Series A investors are able to vote Canopy’s shares as it relates to certain significant corporate transactions.

3

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of July 2004.

MTI TECHNOLOGY CORPORATION

BY:	/s/ THOMAS P. RAIMONDI, JR.

Thomas P. Raimondi, Jr.
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ TODD SCHAEFFER

Todd Schaeffer
Chief Financial Officer and Secretary
(Principal Financial Officer)

4

EXHIBIT INDEX

Exhibit
Number	Description

23.1	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP.
23.2	Consent of Independent Registered Public Accounting Firm — KPMG LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.