Form 10-K/A
period 2004-04-03
MTI TECHNOLOGY CORP
filed 2004-07-30
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [x]

DOCUMENTS INCORPORATED BY REFERENCE:

     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-K/A to the MTI Technology Corporation (the “Company”) Annual Report on Form 10-K for the year ended April 3, 2004 (the “Original Filing”) is being filed to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III of the Original Filing that was incorporated by reference from the information contained in the Company’s Definitive Proxy Statement for its 2004 Annual Meeting of the Stockholders to be held on September 8, 2004, to be filed with the Securities and Exchange Commission (the “Commission”), in the Original Filing. Section G(3) of the General Instructions to the Form 10-K provides that if such Definitive Proxy Statement is not filed with the Commission within 120 days after the end of the fiscal year covered by the Original Filing, the Items comprising the Part III information must be filed as an amendment to the Original Filing not later than the end of the 120-day period.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

NAME	AGE	POSITION(S)	COMMITTEE(S)
Thomas P. Raimondi, Jr.	46	Chairman of the Board of Directors,	Nominating (until September 8, 2004)
		President and Chief Executive Officer,Nominee
Franz L. Cristiani(1)	62	Director, Nominee	Audit
Val Kreidel	49	Director, Nominee	Nominating
Darcy G. Mott	51	Director, Nominee	Compensation
John Repp	65	Director, Nominee	Audit and Compensation
Kent D. Smith(2)	55	Director, Nominee	Audit and Compensation
Ralph J. Yarro,III(3)	39	Director, Nominee	Nominating
Michael Pehl	43	Director, Nominee	Compensation (effective June 17, 2004)

(1)	Chairman of the Audit Committee and Lead Director

(2)	Chairman of the Compensation Committee

(3)	Chairman of the Nominating Committee

     There are no family relationships among the directors or executive officers of the Company.

     Thomas P. Raimondi, Jr. was named President and Chief Executive Officer of the Company in December 1999 and Chairman of the Board of Directors in July 2002. From April 2001 until July 2002, Mr. Raimondi was Vice Chairman of the Board of Directors. From July 1998 to December 1999, Mr. Raimondi was the Company’s Chief Operating Officer. Mr. Raimondi served as Senior Vice President and General Manager from May 1996 until July 1998 and was Vice President, Strategic Planning, Product Marketing and Director of Marketing from 1987 until May 1996. Mr. Raimondi joined the Company in 1987. Since September 1999 Mr. Raimondi has served as a member of the Board of Directors of The SCO Group, Inc., (“SCO”) (formerly Caldera Systems Inc.), a systems software company.

     Franz L. Cristiani was elected a director of the Company in December 2000. From 1976 to 1999, Mr. Cristiani was a partner with Arthur Andersen & Company (“Arthur Andersen”), specializing in accounting services offered to public companies. Mr. Cristiani is presently self-employed. Mr. Cristiani has been a member of the Board of Directors of BioMarin Pharmaceutical Inc. since June 2002 and Nature’s Sunshine Produce Inc., since May 2004. Mr. Cristiani was a member of the Board of Directors of U.S. Aggregates, Inc. from December 1999 to February 2001.

     Val Kreidel was elected a director of the Company in January 1994. Ms. Kreidel has served as a financial analyst for NFT Ventures, Inc. and DSC Ventures, Inc., private investment companies, since May 1989. From May 1985 to May 1989, Ms. Kreidel served as a Vice President of Atlantic Financial Savings Bank in its Real Estate Loan Department. Since 1984, Ms. Kreidel has been employed as an analyst for The Canopy Group, Inc. (“Canopy”), a technology investment company.

     Darcy G. Mott, a certified public accountant, was elected a director of the Company in July 2002. Mr. Mott has served as Vice President, Treasurer and Chief Financial Officer of Canopy since May 1999. Mr. Mott has served as a member of the Board of Directors of SCO since March 2002. Mr. Mott also serves as a member of the Board of Directors of various privately held companies.

     John Repp has been a director of the Company since February 1998. Mr. Repp has been a sales consultant to several technology firms, including the Company, since 1996. From 1989 to 1995, Mr. Repp was the Vice President of Sales for Seagate Technology, Inc. (“Seagate”), a software developer and manufacturer of disk drives. Prior to joining Seagate, Mr. Repp spent twenty-two years with Control Data Corporation in various positions in sales and operations.

     Kent D. Smith was elected a director of the Company in August 2001. Mr. Smith has been Vice President, Sales of Wily Technology Inc. since June 2002. Mr. Smith was a partner with Smith, Diamond and Associates, a consulting firm specializing in sales and services consulting for technology companies, from February 2001 to June 2002. From 1995 to 2001, Mr. Smith was an Executive Vice President for Worldwide Sales with Legato Systems, Inc. (“Legato”), an organization that delivers worldwide enterprise class software solutions and services. Prior to that, Mr. Smith was Chief Operating Officer of Legato. From 1994 to 1995, Mr. Smith was Vice President, Emerging Market Products for Verifone, Inc. (“Verifone”), a global provider of secure electronic payment solutions for financial institutions, merchants and consumers. Prior to joining Verifone, Mr. Smith served as General Manager of IBM Corporation, China, from 1989 to 1993, and as a sales representative, sales manager, sales executive and regional manager of IBM Corporation from 1974 to 1988.

     Ralph J. Yarro, III was elected a director of the Company in March 2000. Mr. Yarro has worked for Canopy since April 1995 and is currently Canopy’s President, Chief Executive Officer and a member of its Board of Directors. Mr. Yarro is also the Chairman of the Board of Directors of SCO since September 1998. Mr. Yarro also serves as a member of the Board of Directors of various privately held companies.

     Michael Pehl was elected a director of the Company in June 2004. Mr. Pehl is an Operating Partner of Advent International Corporation. Prior to working with Advent, he was President and COO of Razorfish Inc., which he joined in 1999 following the merger of Razorfish and iCube. Mr. Pehl was Chairman and CEO of iCube from 1996 to 1999. Prior to iCube, he founded and spearheaded International Consulting Solutions (“ICS”), an SAP implementation and business process consultancy.

EXECUTIVE OFFICERS

     The following table sets forth the names and ages of all executive officers of the Company as of July 9, 2004. A summary of the background and experience of each of these individuals is set forth below.

NAME	AGE	POSITION(S)
Thomas P. Raimondi,Jr.	46	Chairman, President and Chief Executive Officer
Keith Clark	51	Executive Vice President Worldwide Operations
Todd Schaeffer	38	Chief Financial Officer and Secretary
Richard L. Ruskin	45	Executive Vice President for Sales and Marketing
Bill Decker	62	Senior Vice President of the Office of the President
Nick Boland	48	Senior Vice President European Finance

     Thomas P. Raimondi, Jr. was named President and Chief Executive Officer of the Company in December 1999 and Chairman of the Board of Directors in July 2002. From April 2001 until July 2002, Mr. Raimondi was Vice Chairman of the Board of Directors. From July 1998 to December 1999, Mr. Raimondi was the Company’s Chief Operating Officer. Mr. Raimondi served as Senior Vice President and General Manager from May 1996 until July 1998 and was Vice President, Strategic Planning, Product Marketing and Director of Marketing from 1987 until May 1996. Mr. Raimondi joined the Company in 1987. Since September 1999 Mr. Raimondi has served as a member of the Board of Directors of SCO.

     Keith Clark was named our Executive Vice President Worldwide Operations in February 2003. Mr. Clark was our Senior Vice President and General Manager Europe from April 2000 to February 2003 and our Vice President European Operations from April 1994 to April 2000. Mr. Clark joined the Company in January 1990 as European Client Services

Manager. Before joining the Company, Mr. Clark served in a number of senior-management positions within Europe during a ten-year period for System Industries, Inc., a data-storage company in the DEC marketplace.

     Todd Schaeffer was named our Chief Financial Officer in August 2003. Mr. Schaeffer was our Vice President, Corporate Controller and Chief Accounting Officer from September 2001 to August 2003. Mr. Schaeffer served as Director of Accounting and Finance from June 2000 to September 2001 and Manager of Financial Planning and Analysis from June 1998 to May 2000. Mr. Schaffer joined the Company in 1995 and was our Senior Financial Analyst from February 1995 to June 1998. Before joining MTI, from September 1992 to February 1995, Mr. Schaeffer was a Senior Accountant at KPMG LLP.

     Richard L. Ruskin was named Executive Vice President for Sales and Marketing in September 2003. Mr. Ruskin rejoins the Company in the role he held at MTI from 1997- 2001. Mr. Ruskin spent a total of 11 years at MTI, starting as Regional Sales Manager in 1990 and eventually running the sales and marketing efforts for several years. Between 2001 and 2003, Mr. Ruskin ran the sales and Field Operations organization for Storability Software, a provider of Storage management software. Prior to joining MTI in 1990, Mr. Ruskin spent seven years in various Sales Management positions at System Industries, a pioneer in the plug compatible storage industry. Mr. Ruskin has now spent the last 20 years exclusively in the data storage business.

     Bill Decker was named Senior Vice President of the Office of the President in March 2003. Mr. Decker was our Senior Vice President of Business Development from March 1997 to March 2003. Mr. Decker joined the Company in March 1995 as Sales Manager. Prior to joining the Company, Mr. Decker served in Sales and Operations as a Partner in National Peripherals Inc. (NPI), for 6 years, prior to MTI acquiring NPI in 1995. Prior to NPI, Mr. Decker served 10 years with ADP in various executive level positions managing sales and service operations. 10 years prior were spent with Central Data Corporation in sales and sales management, selling large scale computer systems and peripheral products. Mr. Decker has 40 years experience in the data storage industry.

     Nick Boland was named our Senior Vice President European Finance in April 2000. Mr. Boland was our Vice President European Finance from April 1994 to April 2000 and our European Financial Controller from December 1993 to April 1994. Mr. Boland joined the Company in December 1993 as European Financial Controller. Before joining the Company, Mr. Boland served in a number of senior-management positions within Europe during a ten-year period for System Industries, Inc., a data-storage company in the DEC marketplace.

AUDIT COMMITTEE

     The members of the Audit Committee during fiscal year 2004 were Messrs. Cristiani, Repp and Smith. The Board of Directors has determined that the members of the Audit Committee are independent, as that term is defined in Rule 4200(a)(14) of the Nasdaq Rules.

     Mr. Cristiani was a partner with Arthur Andersen from 1976 to 1999, specializing in the auditing of public companies. The Board of Directors has determined, in accordance with Section 407 of the Securities Exchange Act of 1934, as amended, that Mr. Cristiani is an “Audit Committee financial expert.”

STOCKHOLDER RECOMMENDATION OF BOARD CANDIDATES

     Any stockholder desiring to submit a recommendation for consideration by the Nominating Committee of a candidate that the stockholder believes is qualified to be a Board nominee at any upcoming stockholders meeting may do so by submitting that recommendation in writing to the Nominating Committee not later 120 days prior to the first anniversary of the date on which the proxy materials for the prior year’s annual meeting were first sent to stockholders. However, if the date of the upcoming annual meeting has been changed by more than 30 days from the date of the prior year’s meeting, the recommendation must be received within a reasonable time before the Company begins to print and mail its proxy materials for the upcoming annual meeting. In addition, the recommendation should be accompanied by the following information: (i) the name and address of the nominating stockholder and of the person or persons being recommended for consideration as a candidate for Board membership; (ii) the number of shares of voting stock of the Company that are owned by the nominating stockholder, his or her recommended candidate and any other stockholders known by the nominating stockholder to be supporting the candidate’s nomination; (iii) a description of any arrangements or understandings, that relate to the election of directors of the Company, between the nominating stockholder, or any person that (directly or indirectly through one or more intermediaries) controls, or is controlled by, or is under common control with, such stockholder and any other person or persons (naming such other person or persons); (iv) such other information regarding each such recommended candidate as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission; and (v) the written consent of each such recommended candidate to be named as a nominee and, if nominated and elected, to serve as a director. Such nominations should be sent to the Nominating Committee care of the Corporate Secretary, MTI Technology Corporation, 14661 Franklin Avenue, Tustin, California 92780.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that the Company’s executive officers and directors file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the Securities and Exchange Commission (“SEC”). Based solely on its review of the Forms 3, 4 and 5 filed on behalf of its executive officers and directors, the Company believes that, during the fiscal year ended April 3, 2004, all Section 16(a) filing requirements applicable to its executive officers and directors were complied with pursuant to the SEC rules.

CODE OF BUSINESS CONDUCT

     We have adopted a Code of Business Conduct for our directors, officers and employees, that also includes specific ethical policies and principles that apply to our Chief Executive Officer and other key accounting and financial personnel. Copies of our Code of Business Conduct can be found on our website at www.mti.com. We intend to disclose, at this location on our website, any amendments to that Code and any waivers of the requirements of that Code that may be granted to our Chief Executive Officer or Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS AND OTHER INFORMATION

     The following table sets forth for each of the Company’s last three completed fiscal years the compensation of Thomas P. Raimondi, Jr., the Company’s Chairman, President and Chief Executive Officer, and the four most highly compensated executive officers as of the fiscal year ended April 3, 2004, other than Mr. Raimondi whose total annual salary and bonus for the last fiscal year exceeded $100,000 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

							LONG TERM
							COMPENSATION
							AWARDS
		ANNUAL COMPENSATION					NUMBER OF
							SECURITIES
					OTHER ANNUAL		UNDERLYING	ALL OTHER
					COMPENSATION		OPTIONS	COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)		BONUS ($)	($)		(#)	($)
Thomas P. Raimondi,Jr.	2004	337,000		—	*		450,000	30,968	(2)
President, Chief Executive	2003	353,687		—	*		336,000	18,653	(1)
Officer and Chairman of the	2002	398,846		—	*		53,125	19,934	(1)
Board
Keith Clark	2004	330,333	(3)	26,782	41,218	(4)	200,000	6,222	(5)
Executive Vice President,	2003	302,619	(3)	—	31,821	(4)	250,000	6,111	(5)
Worldwide Operations	2002	271,908	(3)	—	*		31,250	3,132	(5)
Todd Schaeffer	2004	192,461		—	*		200,000	3,497	(2)
Chief Financial Officer and	2003	160,625		5,000	*		55,000	884	(2)
Secretary	2002	125,942		154	*		55,579	—
Nick Boland(6)	2004	340,414	(7)	—	52,566	(8)	150,000	8,420	(9)
Senior Vice President,	2003	—		—	—		—	—
European Finance	2002	—		—	—		—	—
Richard L. Ruskin(10)	2004	158,654		—	*		200,000	618	(2)
Executive Vice President,	2003	—		—	—		—	—
Sales and Marketing	2002	—		—	—		—	—

*	Amount does not exceed the lesser of $50,000 or ten percent of the total annual salary and bonus reported for the individual.

(1)	Includes the amounts of $18,013 and $19,081 for medical reimbursements for fiscal year 2003 and 2002, respectively. Also includes the amounts of $640 and $853 for life insurance premium paid by the Company for fiscal year 2003 and 2002, respectively, with respect to term life insurance for the benefit of the Named Executive Officers.

(2)	Represents medical reimbursements.

(3)	Mr. Clark’s salary was paid in British Pounds and translated to U.S. Dollars at the applicable exchange rates. The annual increases were due to the weakening U.S. Dollar against the British Pound.

(4)	Includes the amounts of $22,025 and $17,024 for auto allowance for fiscal year 2004 and 2003, respectively. Also includes the amounts of $19,193 and $14,797 for pension for fiscal year 2004 and 2003, respectively.

(5)	Includes the amount of $2,506 and $2,732 for medical reimbursements for fiscal year 2004 and 2003, respectively. Also includes the amounts of $3,716, $3,379 and $3,132 for life insurance premium paid by the Company for fiscal year 2004, 2003 and 2002, respectively, with respect to term life insurance for the benefit of the Named Executive Officers.

(6)	Mr. Boland was elected as an officer of the Company on August 21, 2003.

(7)	Mr. Boland’s salary was paid in Euro and translated to U.S. Dollars at the applicable exchange rates.

(8)	Includes the amounts of $27,107 for auto allowance and $25,459 for pension for fiscal year 2004.

(9)	Includes the amount of $4,100 for medical reimbursements for fiscal year 2004. Also includes the amounts of $4,320 for life insurance premium paid by the Company for fiscal year 2004, with respect to term life insurance for the benefit of the Named Executive Officers.

(10)	Mr. Ruskin was elected as an officer of the Company on November 19, 2003.

SUMMARY OF OPTION GRANTS

     The following table sets forth the individual grants of stock options made by the Company during the fiscal year ended April 3, 2004 to each of the Named Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR

					POTENTIAL
					REALIZABLE
	INDIVIDUAL GRANTS				VALUE AT ASSUMED
					ANNUAL RATES OF
	NUMBER OF	% OF TOTAL			STOCK PRICE
	SECURITIES	OPTIONS			APPRECIATION
	UNDERLYING	GRANTED TO			FOR OPTION TERM(2)
	OPTIONS	EMPLOYEES	EXERCISE
	GRANTED	IN FISCAL	PRICE	EXPIRATION	5%	10%
NAME	(#)	YEAR(1)	($/SH)(1)	DATE	($)	($)
Thomas P. Raimondi,Jr.(3)	450,000	13%	2.20	11/19/2013	622,606	1,577,805
Todd Schaeffer(3)	200,000	6%	2.20	11/19/2013	276,714	701,247
Keith Clark(3)	200,000	6%	2.20	11/19/2013	276,714	701,247
Nick Boland(3)	150,000	4%	2.20	11/19/2013	207,535	525,935
Richard L. Ruskin(4)	200,000	6%	1.75	09/22/2013	220,113	557,810

(1)	Based on an aggregate of 3,385,000 options granted to directors and employees of the Company in fiscal year 2004, including the Named Executive Officers.

(2)	The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the option holder is possible unless the stock price increases over the option term.

(3)	These options will fully vest on November 19, 2006.

(4)	These options will fully vest on September 22, 2005.

All options grants presented within this table have provisions accelerating the vesting in the event of a change in control.

SUMMARY OF OPTIONS EXERCISED

     The following table sets forth information concerning exercises of stock options during the year ended April 3, 2004 by each of the Named Executive Officers and the value of unexercised options at April 3, 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

			NUMBER OF	VALUE OF
			SECURITIES	UNEXERCISED
			UNDERLYING	IN-THE-MONEY
			UNEXERCISED	OPTIONS
			OPTIONS AT FISCAL	AT FISCAL YEAR
	SHARES		YEAR END (#)	END($)
	ACQUIRED ON	VALUE
	EXERCISE	REALIZED(1)	EXERCISABLE/	EXERCISABLE/
NAME	(#)	($)	UNEXERCISABLE	UNEXERCISABLE(2)
Thomas P. Raimondi,Jr.	—	—	733,663/343,812	15,583/265,440
Todd Schaeffer	—	—	152,580/209,999	252,966/261,585
Keith Clark	—	—	551,250/262,500	779,843/368,906
Nick Boland	—	—	382,938/195,312	371,768/245,507
Richard L. Ruskin	—	—	50,000/150,000	82,500/247,500

(1)	Value realized is based on estimated fair market value of Common Stock on the date of exercise minus the exercise price.

(2)	Value is based on the closing price of the Company’s Common Stock on the Nasdaq SmallCap Market as of April 2, 2004 ($3.40), minus the exercise price.

DIRECTORS’ FEES AND OPTIONS

     Each non-employee director received annual compensation in the amount of $25,000, paid in quarterly installments at the beginning of each fiscal quarter. In addition, each Compensation Committee member, Audit Committee member, Chair of the Audit Committee and Lead Director received annual fees of $2,500, $5,000, $5,000 and $15,000 respectively. The

Company’s employee director, Mr. Raimondi, did not receive any cash compensation for serving on the Board of Directors for the fiscal year ended April 3, 2004, but was reimbursed for expenses incurred in attending the meetings. Since February 1999, the Company has included each non-employee director with the named executives of the Company in the Company’s executive medical plan. During fiscal 2004, the Company paid $11,553, $12,403 and $413 for medical expenses not otherwise covered by insurance for Messrs. Repp, Cristiani and Smith, respectively.

     Since March 2000, the Company has included each non-employee director with the named executives of the Company in the Company’s investment and tax planning program. During fiscal year 2004, no expenses were reimbursed to, or fees incurred on behalf of, any director under this program.

     Each non-employee director of the Company is granted a nonqualified option to purchase 50,000 shares of Common Stock under the 2001 Non-Employee Director Option Program (the “Program”) upon election or appointment to the Board of Directors. These options will vest and become exercisable in three equal installments on each anniversary of the grant date. In addition, the Program provides that each non-employee director who is a director immediately prior to an annual meeting of the Company’s stockholders and who continues to be a director after such meeting, provided that such director has served as such for at least 11 months, will be granted an option to purchase 25,000 shares of Common Stock on the related annual meeting date. Options granted under the Program vest and become appreciable in three equal installments on each anniversary of their respective grant date. On August 21, 2003, the Company granted each non-employee director an option to purchase 25,000 shares of Common Stock with an exercise price of $1.07.

SEVERANCE AGREEMENTS

     The Company has entered into Severance Agreements with all Named Executive Officers. These agreements have two-year terms and are automatically renewable for successive one-year terms thereafter. Pursuant to their terms, if the executive’s employment with the Company is terminated within 12 months of a change in control of the Company (as defined in the agreement), the level of benefits the executive will receive depends on the reason for such termination. If the termination is for cause (as defined in the agreement), by reason of the executive’s disability or death or by the employee for other than “good reason” (as defined in the agreement), the Company will pay the employee all accrued, unpaid compensation, and, except where terminated by the Company for cause, a pro rata portion of the annual bonus under the Company’s bonus plan (no bonus plan is currently in effect). If the executive is terminated for any other reason by the Company or the executive terminates his employment with “good reason,” the Company will pay to the executive (i) all accrued, unpaid compensation, (ii) a pro rata portion of the annual bonus under the Company’s bonus plan and (iii) an amount equal to one year of annual base salary and annual bonus under the bonus plan (no bonus plan is currently in effect), and, for a period of 12 months following termination, will provide the executive and his dependents medical insurance benefits.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     As of April 3, 2004, the Compensation Committee consisted of Messrs. Mott, Repp, and Smith. None of these persons is or has been an officer or employee of the Company or any of its subsidiaries. In addition, there are no Compensation Committee interlocks among the Company and other entities involving its executive officers and members of the Board of Directors who serve as executive officers of such entities.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee members are Darcy G. Mott, John Repp and Kent D. Smith. Mr. Smith serves as the Chairman of the Compensation Committee. It has been determined that the members of the Compensation Committee are “independent” under NASD Marketplace Rule 4200 and responsible for establishing and administering the policies that govern the compensation of executive officers, including the Chief Executive Officer and the other Named Executive Officers. The Compensation Committee has furnished the following report on executive compensation:

COMPENSATION COMMITTEE REPORT

     The Compensation Committee (“Committee”) of the Board of Directors reviews and administers the Company’s various incentive plans, including the cash compensation levels of members of management, the Company’s bonus plan and the Company’s stock incentive plans.

     General Compensation Policy. The Committee’s fundamental compensation policy is to make a substantial portion of an executive’s total potential compensation contingent upon the financial performance of the Company. Accordingly, in addition to each executive’s base salary, the Company offers stock option awards to provide incentives to the executive officers through an equity interest in the Company. The Committee believes that the stockholders benefit by aligning the long-term interests of stockholders and employees.

     Stock Option Awards. The Company has granted stock options under its various stock option plans generally at prices equal to the fair market value of the Company’s Common Stock at the date of grant. The grants to executive officers are based on their responsibilities and relative positions in the Company and are considered an integral component of total compensation. The Committee believes the granting of options to be beneficial to stockholders, because such grants increase management’s incentive to enhance stockholder value. Option grants were proposed by the Chief Executive Officer and reviewed by the Committee based on the individual’s potential contribution to the Company’s overall performance. No specific quantitative weight was given to any particular performance measure. The Committee believes that stock option grants are necessary to retain and motivate key employees of the Company.

     Chief Executive Officer Compensation. In March 2000, the base annual salary rate of Mr. Raimondi, the Chief Executive Officer, was set at $425,000 upon recommendation by the Committee and approval of the Board of Directors. That salary was determined primarily based upon the Committee’s review of the salaries of chief executive officers at companies in the computer industry of similar size and in the same geographic area as the Company. In July 2002, Mr. Raimondi voluntarily reduced, on a temporary basis, his base annual salary rate to assist in the Company’s cost-cutting efforts. The reduced salary rate is still in effect and Mr. Raimondi’s total annual salary as of the fiscal year ended April 3, 2004 was $337,000. Mr. Raimondi did not receive an annual cash bonus in FY2004. At this point in the Company’s history, the Committee feels that equity incentive based compensation for Mr. Raimondi is in the best interests of the Company and its stockholders, in that it preserves cash, and is the best method of compensating Mr. Raimondi in that equity incentive compensation better aligns Mr. Raimondi’s compensation with the interests of the Company’s stockholders. Stock option grants to Mr. Raimondi are currently generally determined by the Board of Directors, upon recommendation of the Committee, based upon operational and financial accomplishments. Mr. Raimondi was awarded options to purchase 450,000 shares of Common Stock during fiscal 2004. The options were granted on November 19, 2003 at the fair market value exercise price per share and will fully vest on November 19, 2006.

     Policy Regarding Deductibility of Compensation. Section 162(m) of the Internal Revenue Code (“Section 162(m)”) provides that for federal income tax purposes, the otherwise allowable deduction for compensation paid or accrued to a covered employee of a publicly held corporation is limited to no more than $1 million per year. The Company is not presently affected by Section 162(m) because, for the fiscal year ended April 3, 2004, no executive officer’s compensation exceeded $1 million, and the Company does not believe that the compensation of any executive officer will exceed $1 million for the 2005 fiscal year. Options granted under the Company’s Stock Incentive Plan will be considered performance-based compensation. As performance-based compensation, compensation attributable to options granted under the Company’s Stock Incentive Plan and awarded to covered employees will not be subject to the compensation deduction limitations of Section 162(m).

COMPENSATION COMMITTEE

Kent D. Smith, Chairman Darcy G. Mott John Repp

The foregoing Compensation Committee Report shall not be deemed to be incorporated by reference in any previous or future documents filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates the foregoing Compensation Committee Report by reference in any such document.

COMPANY STOCK PRICE PERFORMANCE

     The following performance graph assumes an investment of $100 on March 31, 1999 and compares the change to April 3, 2004 in the market prices of the Common Stock with a broad market index (Nasdaq Stock Market — U.S.) and an industry index (Nasdaq Computer Manufacturer Index). The Company paid no dividends during the periods shown; the performance of the indexes is shown on a total return (dividend reinvestment) basis. The graph lines merely connect the prices on the dates indicated and do not reflect fluctuations between those dates.

The following Company Stock Price Performance graph shall not be deemed to be incorporated by reference in any previous or future documents filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates the following Company Stock Price Performance graph by reference in any such document.

COMPARISON OF 60 MONTHS CUMULATIVE TOTAL RETURN AMONG MTI TECHNOLOGY
CORPORATION, THE NASDAQ STOCK MARKET U.S. AND THE NASDAQ COMPUTER
MANUFACTURER INDEX PERFORMANCE GRAPH

900.000
800.000
700.000
600.000
500.000
400.000
300.000
200.000
100.000
-
1999
2000
2001
2002
2003
2004
MTI Technology Corporation
Nasdaq Stock Market-US
Nasdaq Computer Manufacturer Index

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table sets forth information about stock of the Company that may be issued upon exercise of options under all of the Company’s equity compensation plans as of April 3, 2004.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be	Weighted-average	under equity
	issued upon	exercise price per	compensation plans
	exercise of	share of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
	and rights	and rights	column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,047,024	$4.8065	2,032,114 (1)
Equity compensation plans not approved by security holders	—	—	—

Total	11,047,024	$4.8065	2,032,114

(1)	Includes 891,046 shares of Common Stock available for future issuance under the 2001 Employee Stock Purchase Plan.

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

     The following table sets forth certain information regarding the beneficial ownership of Common Stock as of July 9, 2004, by (i) each person known by the Company to own more than 5% of such shares, (ii) each of the Company’s directors, (iii) the Company’s Chief Executive Officer and each of its named executive officers at April 3, 2004, and (iv) all directors and executive officers as a group. As of July 9, 2004, there were 34,621,664 issued and outstanding shares of Common Stock of the Company, not including treasury shares or shares issuable upon exercise of options or warrants. Ownership information has been supplied by the persons concerned.

	SHARES
	OWNED(2)	BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER(1)	NUMBER	PERCENT
The Canopy Group,Inc.(3) 333 South 520 West, Suite 300 Lindon, Utah 84042	14,463,285	41.78%
Advent International Corporation(4) 75 State Street, 29th Floor Boston, MA 02109	5,347,671	13.38%
Thomas P. Raimondi, Jr.(5)	1,269,111	3.54%
Franz L. Cristiani(6)	85,001	*
Val Kreidel(7)	140,001	*
Darcy G. Mott(8)	14,504,953	41.85%
John Repp(9)	80,001	*
Kent D. Smith(10)	75,001	*
Ralph J. Yarro, III(11)	14,758,286	42.28%
Michael Pehl(12)	5,347,671	13.38%
Keith Clark(13)	645,274	1.83%
Todd Schaeffer(14)	211,391	*
Richard L. Ruskin(15).	95,667	*
Bill Decker(16)	758,750	2.17%
Nick Boland(17)	448,047	1.28%
All directors and officers as a group (13 persons)(18)	23,955,869	60.80%

*Less than 1%

(1)	Unless otherwise indicated, the address for each beneficial owner is 14661 Franklin Avenue, Tustin, CA 92780.

(2)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in this table have sole voting and investment power with respect to all shares.

(3)	Based on the Schedule 13D filed with the SEC on February 24, 2004.

(4)	Based on the Schedule 13G filed with the SEC on June 29, 2004. Includes 1,191,159 shares issuable upon exercise of warrants. The warrants are exercisable after December 20, 2004. Please see discussion above under the section “Voting at the Annual Meeting” regarding the June 2004 private placement and the proxy agreement among Canopy and the Series A investors.

(5)	Includes 1,190,111 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004.

(6)	Represents 85,001 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004.

(7)	Represents 140,001 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004.

(8)	Represents shares owned by Canopy, plus 41,668 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004. Mr. Mott is Vice President, Treasurer and Chief Financial Officer of Canopy. Except to the extent of his pecuniary interest therein, Mr. Mott disclaims beneficial ownership of all shares held by Canopy.

(9)	Represents 80,001 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004.

(10)	Represents 75,001 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004.

(11)	Represents shares owned by Canopy, 10,000 shares owned by Mr. Yarro, plus 285,001 shares issuable upon exercise of options and warrants exercisable within 60 days of July 9, 2004. Mr. Yarro is President, Chief Executive Officer and a member of the Board of Directors of Canopy. Except to the extent of his pecuniary interest therein, Mr. Yarro disclaims beneficial ownership of all shares held by Canopy.

(12)	Represents shares owned by Advent International Corporation. Mr. Pehl is an Operating Partner of Advent. Except to the extent of his pecuniary interest therein, Mr. Pehl disclaims beneficial ownership of all shares held by Advent. Michael Pehl became a Director on July 17, 2004. Please see discussion above under the section “Voting at the Annual Meeting” regarding the June 2004 private placement and the proxy agreement among Canopy and the Series A investors.

(13)	Includes 645,062 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004.

(14)	Represents 211,391 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004.

(15)	Includes 91,667 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004.

(16)	Includes 338,750 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004.

(17)	Includes 447,047 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004.

(18)	Represents shares held by entities affiliated with directors and executive officers of the Company as described above, including an aggregate of 4,821,860 shares issuable upon exercise of stock options and warrants exercisable within 60 days of July 9, 2004. The warrants held by Advent are exercisable after December 20, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In November 2002, the company entered into an agreement with Comerica Bank for a line of credit of $7,000,000 at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by Canopy. Canopy’s guarantee was to mature on November 30, 2003, but on June 30, 2003, the company received an extension on the letter of credit for $7,000,000 until June 30, 2004. On June 18, 2004, the Company received an additional extension of the letter of credit for $7,000,000 until June 30, 2005. Also on June 18, 2004, the Company received an additional renewal on the Comerica line of credit for $7,000,000 until May 31, 2005. Canopy’s obligations under the guaranty are secured by a lien in favor of Canopy on all of the Company’s assets.

     During fiscal year 2004, the Company’s total purchases of goods and services from Directpointe (formerly known as Center 7, Inc.) were $140,000. Canopy has an equity interest in Directpointe. During fiscal year 2004, the Company’s total sales of goods and services to companies affiliated with Canopy were $85,000. These purchases and sales were made in the ordinary course of business on the Company’s standard terms and conditions.

     Thomas P. Raimondi, Jr., our President, Chief Executive Officer and Chairman of the Board of Directors, is a member of the Board of Directors of SCO. Mr. Yarro, a director of our Company, is President, Chief Executive Officer and a member of the Board of Directors of Canopy and is Chairman of the Board of Directors of SCO. Mr. Mott, a director of our Company, is Vice President, Treasurer and Chief Financial Officer of Canopy. Canopy beneficially owns 38.7% of the outstanding shares of common stock of SCO based on the Definitive Proxy Statement filed with the SEC on February 27, 2004.

     The Company’s certificate of incorporation authorizes the Company to enter into indemnification agreements with each of its directors and officers. The Company has entered into indemnification agreements with its directors and officers, which provide for the indemnification of the Company’s directors or officers against any and all expenses, judgments, fines, penalties and amounts paid in settlement, to the fullest extent permitted by law.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT, AUDIT-RELATED AND TAX FEES

The following tables present fees for professional services rendered by KPMG LLP and Grant Thornton LLP for the audit of the Company’s annual financial statements in fiscal year 2003 and 2004, and fees billed for other services rendered by KPMG LLP and Grant Thornton LLP.

FEES PAID TO KPMG LLP

	Audit	Audit-Related	Tax
	Fees($)	Fees($)(1)	Fees($)(2)
2004	35,340	51,100	78,185
2003	349,000	4,200	170,000

(1)	Audit related fees consisted principally of audits of financial statements of certain employee benefit plans.

(2)	Other non-audit fees consisted principally of tax compliance and tax consulting services.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

     KPMG LLP performed no services and no fees were incurred or paid relating to financial information systems design and implementation during fiscal years 2003 and 2004.

ALL OTHER FEES

     No other services and no other fees were incurred or paid to KPMG LLP during fiscal years 2003 and 2004.

FEES PAID TO GRANT THORNTON LLP

	Audit	Audit-Related	Tax
	Fees($)	Fees($)(1)	Fees($)(2)
2004	374,000	15,000	83,000

(1)	Audit related fees consisted principally of reviews of registration statements, issuance of consents and audits of financial statements of certain employee benefit plans.

(2)	Other non-audit fees consisted principally of tax compliance and tax consulting services.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

     Grant Thornton LLP performed no services and no fees were incurred or paid relating to financial information systems design and implementation during fiscal year 2004.

ALL OTHER FEES

     No other services and no other fees were incurred or paid to Grant Thornton LLP during fiscal year 2004.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

     Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

     Prior to engagement of the independent auditor for the next year’s audit, the Company’s management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1.	Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.	Audit-related services are for assurance and related services that are traditionally performed by the independent auditor, including review of registration statements, issuances of consents, due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.	Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.	Other fees are those associated with services not captured in the other categories. The Company generally doesn’t request such services from the independent auditor.

     Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

     The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of July 2004.

MTI TECHNOLOGY CORPORATION
/s/ THOMAS P. RAIMONDI, JR.
By: Thomas P. Raimondi, Jr.
Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ TODD SCHAEFFER
By: Todd Schaeffer
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