Form 10-Q
period 2004-07-03
MTI TECHNOLOGY CORP
filed 2004-08-17
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

     The number of shares outstanding of the issuer’s common stock, $.001 par value, as of July 3, 2004 was 34,581,655.

MTI TECHNOLOGY CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MTI TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	July 3,	April 3,
	2004	2004
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$15,752	$3,017
Accounts receivable, less allowance for doubtful accounts and sales returns of $440 and $437 at July 3, 2004 and April 3, 2004, respectively	19,998	22,352
Inventories	6,839	6,186
Income tax refund and interest receivable	55	2,464
Prepaid expenses and other receivables	6,346	5,792

Total current assets	48,990	39,811
Property, plant and equipment, net	1,223	1,401
Goodwill, net	5,184	5,184
Other	221	216

	$55,618	$46,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,933	$3,933
Current portion of capital lease obligations	181	176
Accounts payable	11,686	13,650
Accrued liabilities	6,569	6,097
Accrued restructuring charges	1,649	1,830
Deferred revenue	10,119	11,382

Total current liabilities	34,137	37,068
Capital lease obligations, less current portion	44	95
Deferred revenue	2,685	2,308

Total liabilities	36,866	39,471

Redeemable convertible preferred stock, 567 and 0 shares issued and outstanding at July 3, 2004 and April 3, 2004, respectively	13,408	—

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 567 and 0 shares at July 3, 2004 and April 3, 2004, respectively, included in redeemable convertible preferred stock above	—	—
Common stock, $.001 par value; authorized 80,000 shares; issued (including treasury shares) and outstanding 34,582 and 34,473 shares at July 3, 2004 and April 3, 2004, respectively	34	34
Additional paid-in capital	142,146	136,316
Accumulated deficit	(133,461)	(126,149)
Accumulated other comprehensive loss	(3,176)	(3,060)
Deferred compensation	(199)	—

Total stockholders’ equity	5,344	7,141

	$55,618	$46,612

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED
	JULY 3,	JULY 5,
	2004	2003
Net product revenue	$17,204	$8,328
Service revenue	8,832	9,450

Total revenue, including $0 and $58 from related parties in fiscal 2005 and 2004, respectively	26,036	17,778

Product cost of revenue	13,096	5,982
Service cost of revenue	6,893	6,384

Total cost of revenue	19,989	12,366

Gross profit	6,047	5,412

Operating expenses:
Selling, general and administrative	7,744	7,144
Research and development	—	776
Restructuring charges	—	40

Total operating expenses	7,744	7,960

Operating loss	(1,697)	(2,548)

Interest and other expense, net	(147)	(30)
Gain (loss) on foreign currency transactions	53	(273)

Loss before income taxes	(1,791)	(2,851)
Income tax expense (benefit)	(2)	6

Net loss	(1,789)	(2,857)

Beneficial conversion feature related to preferred stock	(5,471)	—
Dividend on preferred stock	(53)	—

Net loss applicable to common shareholders	$(7,313)	$(2,857)

Net loss per share applicable to common shareholders:
Basic and diluted	$(0.21)	$(0.09)

Weighted-average shares used in per share computations:
Basic and diluted	34,555	32,974

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	JULY 3,	JULY 5,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,789)	$(2,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	252	496
Provision for (recovery of) sales returns and losses on accounts receivable, net	(9)	20
Provision for inventory obsolescence	408	500
Loss on disposal of fixed assets	—	253
Restructuring charges	—	40
Changes in assets and liabilities:
Accounts receivable	2,285	1,370
Inventories	(1,074)	(60)
Prepaid expenses, other receivables and other assets	1,813	(343)
Accounts payable	(2,007)	(2,146)
Accrued and other liabilities	(799)	299
Deferred revenue	(960)	(1,218)

Net cash used in operating activities	(1,880)	(3,646)

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(101)	(197)
Proceeds from the sale of property, plant and equipment	31	—

Net cash used in investing activities	(70)	(197)

Cash flows from financing activities:
Proceeds from issuance of common stock, treasury stock and exercise of options and warrants	126	28
Proceeds from issuance of preferred stock, net of transaction costs	14,556	—
Payment of capital lease obligations	(46)	(42)

Net cash provided by (used in) financing activities	14,636	(14)

Effect of exchange rate changes on cash	49	664

Net increase (decrease) in cash and cash equivalents	12,735	(3,193)

Cash and cash equivalents at beginning of period	3,017	9,833

Cash and cash equivalents at end of period	$15,752	$6,640

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$113	$40
Income taxes	—	—
Non-cash investing and financing activities:
Accrued dividends on preferred stock	$53	$—

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – dollar amounts in thousands)

1.	Summary of Significant Accounting Policies

Company

MTI Technology Corporation (“MTI” or the “Company”) is a system integrator providing storage solutions for the mid-range enterprise market. Historically, the Company partnered with independent storage technology companies to develop, integrate and maintain high-performance, high-availability storage solutions for mid-range and Global 2000 companies worldwide. The Company continues to service select third party hardware and software, and its Professional Services organization provides planning, consulting and implementation support for storage products from other leading vendors. The Company believes that there is as much value in creating, integrating, implementing and providing umbrella services around these various technologies as there is in developing the raw technology. On March 31, 2003, the Company entered into a reseller agreement with EMC Corporation, a global leader in information storage systems, software, networks and services, and has become a reseller and service provider of EMC Automated Networked StorageTM systems and software. Although the Company intends to focus primarily on EMC products, it will continue to support and service customers that continue to use MTI-branded RAID controller technology and partnered independent storage technology. The Company believes that it can differentiate itself through its ability to offer umbrella services on a wide range of storage products covering online storage, replicated site environments and data protection from leading technology companies.

Overview

The interim condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended April 3, 2004. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of July 3, 2004 and the results of operations and cash flows for the three-month periods ended July 3, 2004 and July 5, 2003. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

References to dollar amounts in this financial statement section are in thousands, except per share data, unless otherwise specified. Certain prior year amounts have been reclassified to conform with the fiscal year 2005 presentation.

Revenue recognition

The Company records product sales after the inventory has cleared customs, if necessary, and upon pickup by a common carrier for Free On Board (“FOB”) origin shipments. For FOB destination shipments, sales are recorded upon delivery to the customer. Sales are recorded net of an allowance for estimated returns, as long as no significant post-delivery obligations exist and collection of the resulting receivable is probable and the sales price is fixed or determinable. Generally, product sales are not contingent upon customer testing, approval and/or acceptance. However, if sales require customer acceptance or include post-delivery obligations, revenue is recognized upon customer acceptance or fulfillment of any post delivery obligations. The Company records revenue from equipment maintenance contracts as deferred revenue when billed and recognizes the revenue as earned over the period in which the services are provided, primarily straight-line over the term of the contract.

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

For certain sales transactions, an escrow account is utilized to facilitate payment obligations between all parties involved in the transaction. In these transactions, generally the end-user or lessor will fund payment into the escrow account and the bank will distribute the payment to each party in the transaction pursuant to mutually agreed upon escrow instructions. The Company only receives cash which represents the net margin on the sales transaction. For these transactions, the Company recognizes revenue on a net basis as the Company does not bear credit risk in the transaction.

The Company may allow customers that purchase new equipment to trade-in used equipment to reduce the purchase price under the sales contract. These trade-in credits are considered discounts and are allocated to the delivered elements in accordance with EITF 00-21. Thus, product revenue from trade-in transactions is recognized net of trade-in value.

The Company considers sales transactions that are initiated by EMC and jointly negotiated and closed by EMC and MTI’s sales-force as Partner Assisted Transactions (“PATs”). The Company recognizes revenue from PATs on a gross basis because it bears the risk of returns and collectability of the full accounts receivable. Product revenue of the delivered items is recorded at residual value upon pickup by a common carrier for FOB origin shipments. For FOB destination shipments, product revenue is recorded upon delivery to the customer. If the Company subcontracts the undelivered items such as maintenance and professional services to EMC or other third parties, it records the costs of those items as deferred costs and amortizes the costs using the straight-line method over the life of the contract. The Company defers the revenue for the undelivered items at fair value based upon list prices with EMC according to EITF 00-21. At times, MTI’s customers prefer to enter into service agreements directly with EMC. In this instance, the Company assigns the obligation to perform services to EMC, or other third parties, and therefore, it does not record revenue nor defer any costs related to the services. Finally, upon assignment of maintenance and professional services to EMC, EMC may elect to subcontract the professional services to MTI. In this case, the Company defers the revenue for the professional services at fair value according to EITF 00-21.

Accounting for stock-based compensation

The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. (Statement) 123, “Accounting for Stock Based Compensation.” APB 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statement of operations using the straight-line method over the vesting period for fixed awards. Under Statement 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Statement 148 amends Statement 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company adopted the disclosure provisions of Statement 148 as of April 5, 2003, and continues to follow APB 25 for stock-based employee compensation.

The following table shows pro forma net loss as if the fair value method of Statement 123 had been used to account for stock-based compensation expense:

	THREE MONTHS ENDED
	JULY 3,	JULY 5,
	2004	2003
Net loss applicable to common shareholders, as reported	$(7,313)	$(2,857)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(903)	(1,623)

Pro forma net loss applicable to common shareholders	$(8,216)	$(4,480)

Net loss per share applicable to common shareholders:
Basic and diluted, as reported	$(0.21)	$(0.09)

Basic and diluted, pro forma	$(0.25)	$(0.14)

The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The following represents the weighted-average fair value of options granted and the assumptions used for the calculations:

	JULY 3,	JULY 5,
	2004	2003
Weighted-average fair value of options granted	$2.07	$0.69
Expected volatility	0.7	0.9
Risk-free interest rate	3.62%	2.63%
Expected life (years)	5.0	5.0
Dividend yield	—	—

The Black-Scholes option valuation model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.

2.	Restructuring and Other Reductions in Staff

The activity in accrued restructuring for the three-months ended July 3, 2004, was as follows:

Abandoned facilities:
Balance as of April 3, 2004	$1,830
Less: Current quarter utilization	(181)

Balance as of July 3, 2004	$1,649

The remaining accrual at July 3, 2004 is related to remaining lease payments at abandoned or under-utilized office facilities.

3.	Inventories

Inventories are summarized as follows:

	JULY 3,	APRIL 3,
	2004	2004
Service spares and components	$3,008	$3,147
Work-in-process	53	2
Finished goods	3,778	3,037

	$6,839	$6,186

The above amounts are shown net of an inventory reserve for slow moving and obsolete items of $4,698 and $5,387 as of July 3, 2004 and April 3, 2004, respectively, of which $3,551 and $4,219 related to service spares and component inventory.

4.	Composition of Certain Financial Statement Captions

Prepaid expenses and other receivables are summarized as follows:

	JULY 3,	APRIL 3,
	2004	2004
Prepaid maintenance contracts	$4,235	$4,455
Other	2,111	1,337

	$6,346	$5,792

Accrued liabilities are summarized as follows:

	JULY 3,	APRIL 3,
	2004	2004
Salaries and benefits	$2,816	$2,546
Commissions	366	478
Sales tax	1,369	2,038
Warranty costs	449	603
Accrued stock issuance fees (note 12)	1,049	—
Other	520	432

	$6,569	$6,097

Product warranties

For proprietary hardware products, the Company provides its customers with a warranty against defects for one year domestically and for two years internationally. Currently, the Company is selling most EMC hardware products with up to 3-year 24x7 warranties and EMC software products with 90-day warranties. The Company accrues warranty expense at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. Upon expiration of the warranty, the Company may sell extended maintenance contracts to its customers. The Company records revenue from equipment maintenance contracts as deferred revenue when billed and it recognizes this revenue as earned over the period in which the services are provided, primarily straight-line over the term of the contract.

The changes in the Company’s warranty obligation are as follows:

	THREE MONTHS ENDED
	JULY 3,	April 3,
	2004	2004
Balance at beginning of period	$603	$876
Current period warranty charges	—	513
Current period utilization	(154)	(786)

	$449	$603

In the third quarter of fiscal year 2004, the Company reviewed its historical costs of warranty for EMC products sold since the inception of the reseller agreement with EMC on March 31, 2003. The Company updated this review in the fourth quarter of fiscal year 2004 and in the first quarter of fiscal year 2005. Based on the reviews, and given the favorable warranty rate experienced on EMC products to date, the Company determined that it was not necessary to record any additional provision for warranty related to EMC products for the third and fourth quarters of fiscal year 2004 and in the first quarter of fiscal year 2005. The Company will continue to assess the adequacy of the warranty accrual each quarter and, based upon the Company’s current analysis and expected future revenue, plans to record warranty provision on EMC products sold beginning in the second quarter of fiscal year 2005.

5.	Line of Credit

On December 5, 2002, the Company paid off the outstanding $1,685 loan with the Canopy Group, Inc. (“Canopy”). This loan agreement remains in effect, but with a zero balance and the Company may not re-borrow any funds thereunder. However, pursuant to the loan agreement, as amended in June 2004, Canopy has guarantied a letter of credit in support of the Company’s obligations to Comerica Bank discussed below and the Company’s obligations to Canopy are secured by a security interest in substantially all of the Company’s assets.

In November 2002, the Company entered into an agreement (the “Comerica Loan Agreement”) with Comerica Bank for a line of credit of $7,000 at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by Canopy. Canopy’s guaranty matured on June 30, 2004 and has been extended until June 30, 2005. On June 18, 2004, the Company received an extension on the letter of credit for $7,000 until June 30, 2005. Also on June 18, 2004, the Company received an additional renewal on the Comerica line of credit for $7,000 million until May 31, 2005. As of July 3, 2004, there was $3,933 outstanding under the Comerica Loan Agreement.

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

On August 13, 2002, the Company received a notice of deficiency in its federal income tax due for fiscal year 1992 in the amount of $1,119. The notice of deficiency also advised the Company of related examination changes to its taxable income as reported for fiscal years 1993 through fiscal year 1995. The Company filed a timely petition in the United States Tax Court asking for a review of the IRS determinations. During the fourth quarter of fiscal year 2004, the Company received a decision from the United States Tax Court which obligated the Company to pay an additional $193 in income tax due for fiscal year 1992. The Company had accrued income taxes of $1,655 related to the IRS audits for fiscal years 1992 through fiscal year 1996. During the third quarter of fiscal year 2004, the Company reduced this accrual to $193 and recognized an income tax benefit of $1,462. Additionally, the Company was to receive income tax refunds for fiscal years 1982 through 1990 totaling $1,665. The income tax refunds allowed by the

IRS are based upon the carryback of the net operating losses which were confirmed by the IRS for fiscal years 1993, 1994 and 1995. During the third quarter of fiscal year 2004, the Company accrued the income tax refunds of $1,668 and recorded an income tax benefit in the same amount. In the fourth quarter of fiscal year 2004, the Company received the interest calculation from the IRS and accrued the interest receivable of $741 related to the income tax refunds and recognized interest income in the same amount. During the first quarter of fiscal year 2005, the Company received all outstanding receivables from the IRS related to these matters.

The IRS is conducting an examination of the Company’s fiscal years 1996 and 1997 federal income tax returns. During May 2004, the Company received notice from the IRS of proposed adjustments for fiscal year 1996. The Company, after consultation with tax counsel, continues to believe in the propriety of its positions as set forth in its tax return and plans to file a protest with the IRS regarding these proposed adjustments. The Company believes the ultimate resolution of the examination will not result in a material impact on the Company’s consolidated financial position, results of operations or liquidity.

In the third quarter of fiscal year 2004, the Company received notice of re-assessment from the French Treasury. The French tax authorities have argued that the Company’s French subsidiary should have paid VAT on the waiver of intercompany debts granted by its U.S. parent company and by its Irish subsidiary. The amount of re-assessment is $79 and $605 related to fiscal years 2002 and 2001, respectively, plus penalties and interest. Through discussions with its tax advisors, the Company believes that intercompany debt waivers are not subject to VAT and therefore believes that this re-assessment is without merit and it is not probable that it will be required to pay the re-assessed amounts. Therefore, the Company has not recorded a liability for such amounts at July 3, 2004. The Company has appealed this re-assessment.

7.	Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	THREE MONTHS ENDED
	JULY 3,	JULY 5,
	2004	2003
Numerator:
Net loss	$(1,789)	$(2,857)
Beneficial conversion feature related to preferred stock	(5,471)	—
Dividend on preferred stock	(53)	—

Net loss applicable to common shareholders	$(7,313)	$(2,857)

Denominator:
Denominator for net loss per share, basic and diluted weighted-average shares used in per share computations	34,555	32,974

Net loss per share applicable to common shareholders, basic and diluted	$(0.21)	$(0.09)

Options and warrants to purchase 12,493 shares of common stock were outstanding at July 3, 2004, but were not included in the computation of diluted net loss per share for the three months ended July 3, 2004, because the effect would be antidilutive.

Options and warrants to purchase 10,286 shares of common stock were outstanding at July 5, 2003, but were not included in the computation of diluted net loss per share for the three months ended July 5, 2003, because the effect would be antidilutive.

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

A summary of the Company’s operations by geographic area is presented below:

	THREE MONTHS ENDED
	JULY 3,	JULY 5,
	2004	2003
Revenue:
United States	$16,257	$8,701
Europe	9,779	9,077

Total revenue	$26,036	$17,778

Operating loss:
United States	$(1,133)	$(2,253)
Europe	(564)	(295)

Total operating loss	$(1,697)	$(2,548)

	JULY 3,	APRIL 3,
	2004	2004
Identifiable assets:
United States	$33,967	$21,802
Europe	16,467	19,626

Tangible assets	50,434	41,428
Goodwill – United States	3,059	3,059
Goodwill – Europe	2,125	2,125

Total assets	$55,618	$46,612

9.	Comprehensive Loss

The components of comprehensive loss are as follows:

	THREE MONTHS ENDED
	JULY 3, 2004	JULY 5, 2003
Net loss	$(1,789)	$(2,857)
Foreign currency translation adjustment	(116)	458

Total comprehensive loss	$(1,905)	$(2,399)

10.	Related Party Transactions

In the normal course of business, the Company sold and purchased goods and services to and from companies affiliated with Canopy. Goods and services purchased from companies affiliated with Canopy were $30 and $28 for the quarter ended July 3, 2004 and July 5, 2003, respectively. Goods and services sold to companies affiliated with Canopy were $0 and $58 for the quarter ended July 3, 2004 and July 5, 2003, respectively. At July 3, 2004, there was no outstanding amount due to/from companies affiliated with Canopy. Ralph J. Yarro, III, one of the Company’s Directors, is also a Director, President and Chief Executive Officer of Canopy. Darcy G. Mott, one of the Company’s Directors, is also a Vice President, Treasurer and Chief Financial Officer of Canopy. Canopy beneficially owns approximately 42% of the Company’s outstanding Common Stock.

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

12.	Stock Issuance

Restricted Stock

During the third quarter of fiscal year 2004, the Company granted 85,000 shares of restricted stock. Based on the fair market value at the date of grant, the Company will record $187 in compensation expense ratably over the vesting period of the restricted stock. The restricted stock vests 50% at the end of the first year and the remaining 50% at the end of the second year. The Company recorded $34 in compensation expense in the first quarter of fiscal year 2005.

Series A Convertible Preferred Stock

On June 17, 2004, the Company sold 566,797 shares of Series A Convertible Preferred Stock (the “Series A”) in a private placement financing at $26.46 per share, which raised $14.6 million in net proceeds (exclusive of related investment banking fees discussed below). The sale included issuance of warrants to purchase 1,634,308 shares of the Company’s common stock at an exercise price of $3.10 per share. The warrants are exercisable on or after December 20, 2004, and expire on June 17, 2015. The shares of common stock into which the warrants are exercisable represent twenty-five percent (25%) of the aggregate number of shares of common stock into which the Series A are convertible plus an additional 207,315 shares of common stock. Each share of the Series A is convertible into common stock any time at the direction of the holders, at an initial conversion rate of ten shares of common stock for each share of Series A, subject to adjustments upon certain dilutive issuances of securities by the Company. The Series A is convertible into common stock at the initial stated Series A price per share. As part of the private placement, a representative of the investors has joined the Company’s Board of Directors. EMC was a participating investor in the private placement, contributing $4 million of the $15 million gross proceeds raised.

The Series A contains a beneficial conversion feature as the Series A was priced based on 90% of the average closing price of the Company’s common stock during the 20 trading days prior to the Series A issuance. The beneficial conversion feature is computed at $5.5 million including $2.7 million attributable to the warrants. The beneficial conversion feature was recorded as a non-cash charge to retained earnings in the first quarter of fiscal year 2005, due to the immediate ability of the preferred stockholders to convert the Series A into common stock.

The Series A carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. The Company recorded an accrued dividend payable of $53 in the first quarter of fiscal year 2005. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series A shall be senior in all respects to all other equity holders of the Company. After five years from the Series A issuance date, the holders of the Series A shall have the right to require the Company to redeem all or any portion of the Series A for an amount equal to 100% of the Series A at its stated value plus accrued but unpaid dividends. After five years from the Series A issuance date, the Company may redeem all or any portion of the Series A at the greater of (i) the fair market value of the Series A redeemed, or (ii) the stated value of the Series A redeemed, plus accrued and unpaid dividends. Given that the investor redemption right is outside the control of the Company, the Series A was recorded outside of permanent equity.

Each share of Series A is entitled to vote with holders of common stock on an as-converted basis. Pursuant to the terms of a related investors’ rights agreement, the Company has agreed to register the sale of shares of common stock issuable upon conversion of the Series A. The Company is in the process of registering these shares, however, the registration on Form S-3 is not yet effective. As part of the private placement financing, the Series A investors and Canopy entered into a proxy agreement whereby the Series A investors are able to vote Canopy’s shares as it relates to certain significant corporate transactions. Subsequent to the private placement, the Series A investors beneficially owned 17% of the Company’s outstanding common stock. Together, assuming conversion of the Series A into common stock, Canopy and the Series A investors beneficially own 52% of the Company’s outstanding common stock.

The Company is in negotiations with an investment bank regarding the amount of fees related to the Series A offering. The fee will not exceed 8% of the gross proceeds raised (excluding $2.0 million of proceeds contributed by EMC). As of July 3, 2004, the Company has accrued the full 8% fee as a reduction to the preferred stock and will adjust this amount when negotiations are finalized (note 4).

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

Additional information on potential factors that could affect our business or financial results or condition is included in our Annual Report on Form 10-K, as amended, for the year ended April 3, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a system integrator providing storage solutions for the mid-range enterprise market. Historically, we partnered with independent storage technology companies to develop, integrate and maintain high-performance, high-availability storage solutions for mid-range and Global 2000 companies worldwide. We continue to service select third party hardware and software, and our Professional Services organization provides planning, consulting and implementation support for storage products from other leading vendors. We believe that there is as much value in creating, integrating, implementing and providing umbrella services around these various technologies as there is in developing the raw technology. On March 31, 2003, we entered into a reseller agreement with EMC Corporation, a global leader in information storage systems, software, networks and services, and have become a reseller and service provider of EMC Automated Networked Storage™ systems and software. Although we intend to focus primarily on EMC products, we will continue to support and service our customers that continue to use our MTI-branded RAID controller technology and our partnered independent storage technology. We believe that we can differentiate ourselves through our ability to offer umbrella services on a wide range of storage products covering online storage, replicated site environments and data protection from leading technology companies. We sell our solutions and services to Global 2000 companies for their data center computing environments.

Under the terms of the EMC reseller agreement, we will combine our core services capabilities including storage networking assessment, installation, resource management and enhanced data protection with the complete line of EMC Automated Networked Storage systems and software, with a focus on the CLARiiON® family of systems. We are developing and implementing solutions that incorporate a broad array of third party products which, we believe, are the finest commercial technologies available to meet customer requirements in the areas of Storage Area Networks, Network Attached Storage, high-availability systems for enhanced business continuance, data protection systems incorporating enhanced backup and recovery, Information Lifecycle Management (“ILM”), archiving and tape automation while minimizing our past dependencies on MTI-branded RAID controller technology. We also enhance the value of our storage solutions through our 24x7 support and service infrastructure, which includes an international network of 113 on-site field engineers, a storage solution laboratory, and our global technical support centers.

The total storage solutions that we deliver to the market are generally compatible with Sun Solaris, HP-UX, Windows NT, Novell Netware, IBM AIX, and Linux operating systems. Having the ability to work on these operating platforms enables us to meet varied customer demands. Our customers represent a cross-section of industries and governmental agencies and range from small businesses to Fortune 500 companies. One customer accounted for 10.2% of total revenue during the first quarter of fiscal year 2005.

Critical Accounting Policies

The preparation of the consolidated financial statements requires estimates and judgments that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities. Critical accounting policies are defined as those that are most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and could potentially produce materially different results under different assumptions and conditions. For a detailed discussion of the application of the following critical accounting policies and other accounting policies, see Notes to the Consolidated Financial Statements on our Form 10-K for the year ended April 3, 2004.

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

For certain sales transactions, an escrow account is utilized to facilitate payment obligations between all parties involved in the transaction. In these transactions, generally the end-user or lessor will fund payment into the escrow account and the bank will distribute the payment to all parties in the transaction pursuant to mutually agreed upon escrow instructions. We only receive cash which represents the net margin on the sales transaction. For these transactions, we recognize revenue on a net basis as the Company does not bear credit risk in the transaction.

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

Product warranty. We generally record warranty expense at the time revenue is recognized and maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty calls and repair cost. During the third quarter of fiscal year 2004, we reviewed our historical costs of warranty for EMC products since the inception of the reseller agreement with EMC on March 31, 2003. We updated this review in the fourth quarter of fiscal year 2004 and in the first quarter of fiscal year 2005. Based on our reviews, and given the favorable warranty rate experienced on EMC products to date, we determined that it was not necessary to record any additional provision for warranty related to EMC products for the third and fourth quarters of fiscal year 2004 and in the first quarter of fiscal year 2005. We will continue to assess the adequacy of our warranty accrual each quarter and, based upon our current analysis and expected future revenues we plan to record warranty provision on EMC products sold beginning in the second quarter of fiscal year 2005. The recorded warranty rate for EMC products will likely be lower than fiscal 2004 given our favorable warranty experience with EMC products. Should actual warranty calls and repair cost differ from our estimates, the amount of actual warranty costs could materially differ from our estimates.

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

Valuation of goodwill. We assess the impairment of goodwill in accordance with Financial Accounting Standards Board Statement 142 on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Upon the adoption of Statement 142 and the completion of the transitional impairment test in fiscal year 2002, we concluded that there was no impairment of goodwill. We completed our annual assessment for goodwill impairment in the fourth quarter of fiscal year 2004. Based upon factors such as the market valuation approach, comparison between the reporting units’ estimated fair value using discounted cash flow projections over the next three years, and carrying value, we concluded that there was no impairment of our goodwill. Changes in assumptions and estimates included within this analysis could produce significantly different results than those identified above and those recorded in the consolidated financial statements. No events occurred in the first quarter of fiscal year 2005 that caused us to further update our goodwill impairment assessment. We will update our assessment during the fourth quarter of fiscal year 2005 or as other facts and circumstances indicate.

Inventories. Our inventory consists of logistics inventory and production inventory. Logistics inventory is used for product under maintenance contracts and warranty, and is not for sale. As of July 3 2004, we had net logistics inventory of $3.0 million, of which substantially all of such inventory is related to legacy products, and net production inventory of $3.8 million. Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and future sales forecasts. Historically, we used rolling forecasts based upon anticipated product orders to determine our component and product inventory requirements. As a reseller, we procure inventory primarily upon receipt of purchase orders from customers; as such, the risk of EMC production inventory obsolescence is low. Our logistics inventory reserve is based on a combined analysis of historical usage, current and anticipated maintenance contract renewals and future product sales. If we overestimate our product or component requirements, we may have excess inventory, which could lead to additional excess and obsolete charges.

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

	FOR THE THREE MONTHS ENDED
	JULY 3,	JULY 5,
	2004	2003
Net product revenue	66.1%	46.8%
Service revenue	33.9	53.2

Total revenue	100.0	100.0

Product gross profit	23.9	28.2
Service gross profit	22.0	32.4

Gross profit	23.2	30.4

Selling, general and administrative	29.7	40.2
Research and development	—	4.4
Restructuring charges	—	0.2

Operating loss	(6.5)	(14.3)

Interest and other expense, net	(0.6)	(0.2)
Gain (loss) on foreign currency transactions	0.2	(1.6)
Income tax expense	—	—

Net loss	(6.9)%	(16.1)%

Q1 Fiscal Year 2005 Compared to Q1 Fiscal Year 2004

Net Product Revenue: Net product revenue for the first quarter of fiscal year 2005 increased $8.9 million, or 106.6% from the same quarter of the prior year. This increase was comprised of a $8.4 million and $0.5 million, or 221.1% and 11.1%, increase in domestic product and international product revenue, respectively. The increase in net product revenue is primarily a result of entering into the EMC reseller agreement in the fourth quarter of fiscal year 2003. Our ability to sell EMC products enabled us to further penetrate the mid-range storage market. The increase in net product revenue was driven primarily by strong demand for EMC server and software products, which generally have a higher average selling price than our proprietary products. Server and software product revenue for the first quarter of fiscal year 2005 increased from the same quarter of the prior year by $7.2 million and $2.5 million, respectively, offset by a decrease of $0.8 million from tape library sales. The decline in tape library revenue is attributable to a shift in focus towards developing expertise selling the EMC product set. Server, software and library revenue accounted for 71%, 19% and 10% of total product revenue in the first quarter of fiscal year 2005 as compared to 59%, 10% and 31% in the same quarter of the prior year, respectively. We ended our first quarter of fiscal year 2005 with a product order backlog of $7.5 million.

Service Revenue: Service revenue for the first quarter of fiscal year 2005 decreased by $0.6 million, or 6.5% from the same quarter of the prior year. Domestic service revenue decreased $0.8 million which was partially offset by a $0.2 million increase in international service revenue. The overall decrease in service revenue was attributable to decreased maintenance revenue of $1.6 million offset by increased professional services revenue of $1.0 million. On March 31, 2003, we became a reseller and service provider of EMC Automated Networked Storage Systems and software. Commencing with the sale of the EMC array of products, most EMC hardware products are sold with up to a 3-year 24x7 warranty. As a result, the revenue associated with post-warranty service contracts for those hardware product sales will not occur until expiration of the warranty period. Therefore, service revenues decreased compared to the first quarter of fiscal year 2004. However, as sales of EMC products increase, we expect that sales of back-up products, which are not a part of the EMC reseller agreement, will increase and those products carry shorter warranty periods thus providing the opportunity for increased maintenance contracts. Another factor that contributed to the decrease in maintenance revenue is the expiration of maintenance contracts without offsetting renewed and new maintenance contracts related to MTI-branded products. A third factor contributing to the decrease in service revenue is that in certain PATs, we assign the services to EMC and we are responsible for product fulfillment only. This occurs when either MTI does not have the skill set necessary to deliver the service components or EMC chooses to retain control of the service contract at a specified customer account. In order to mitigate these decreases, we have become a member of the EMC Authorized Services Network and are now able to provide end-to-end professional service for EMC’s CLARiiON family of systems. This has led to increase professional services revenue as compared to the first quarter of fiscal year 2004.

Product Gross Profit: Product gross profit was $4.1 million for the first quarter of fiscal year 2005, an increase of $1.8 million, or 75.1%, from the same period of the prior year. The gross profit percentage of net product sales was 23.9% for the first quarter of fiscal year 2005 as compared to 28.2% for the same period of the prior year. The increase in product gross profit was primarily the result of an increase in product sales, principally EMC server and software products, coupled with a $0.5 million reduction in inventory obsolescence related charges as compared to the first quarter of fiscal year 2004. The decrease in product gross profit percentage is primarily due to a change in product mix from legacy product to EMC product. As a reseller, our product margins are lower as compared to selling our proprietary legacy product. Sales of EMC product accounted for 74% of total product revenue in the first quarter of fiscal year 2005 as compared to 28% for the same quarter of the prior year. Partially offsetting this decrease was that fact that in the first quarter of fiscal year 2005 we became an EMC Premier Velocity Partner which entitled us to certain performance based rebates. The rebates received in the first quarter of fiscal year 2005 were $0.4 million. No such rebates were earned in the first quarter of the prior year.

Service Gross Profit: Service gross profit was $1.9 million for the first quarter of fiscal year 2005, a decrease of $1.1 million, or 36.8% from the same period of the prior year. The service gross profit percentage was 22% in the first quarter of fiscal year 2005 compared to 32% in the same quarter of the prior year. We attribute the decreases in service gross profit and gross profit percentage to reduced field service revenue, particularly maintenance revenue which is supported by a relatively fixed cost structure. In an effort to improve our service gross profit, the following actions were taken:

•	As of March 31, 2003, we have become part of EMC’s Authorized Service Network. As a result, we are part of a worldwide-network of professional service organizations enabling us to offer enhanced service and consulting capabilities to our customers. As a service enabled partner of EMC, we believe we are well positioned to grow our professional service revenue; and

•	In the third quarter of fiscal year 2004, we eliminated eight full time positions from our field service operations. We expect these reductions to provide quarterly cost savings of $0.2 million.

Selling, General and Administrative: Selling, general and administrative expenses for the first quarter of fiscal year 2005 increased $0.6 million, or 8.4% from the same quarter of the prior year. As a percentage of total revenue, selling, general and administrative expenses for the first quarter of fiscal year 2005 were 29.7% as compared to 40.2% for the same quarter of the prior year. The increase in selling, general and administrative expenses was primarily due to a $0.8 million or 17.4% increase in salary and benefits expense and a $0.2 million or 43.1% increase in travel and lodging expense. These increases were partially offset by a $0.2 million or 30.4% decrease in outside purchases such as consulting and professional fees, tax services, bank fees and bad debt expense, a $0.1 million or 49.0% decrease in marketing expenses and a $0.1 million or 20.6% decrease in office supplies. The increase in salary and benefits is due to increased commission expense partially offset by a decrease in overall headcount as compared to the first quarter of fiscal year 2004. The increase in travel and lodging expense is primarily due to an increase of 17 employees in our sales department.

Research and Development: Research and development expenses decreased $0.8 million from the same quarter of the prior year. In the second quarter of fiscal year 2004, we eliminated research and development expenditures due to our strategy shift from a producer of proprietary products to a reseller of EMC products. We determined that EMC’s research and development functions overlap the integration and testing function that we historically performed and, therefore, we decided not to invest further on research and development activities. We do not expect to incur additional research and development expenses in the future.

Restructuring: In the first quarter of fiscal year 2004, we recorded a $0.04 million restructuring charge due to lower than anticipated lease payments from sub-lessees in our Sunnyvale, California facility. We did not incur any additional restructuring charges in the first quarter of fiscal year 2005.

Interest and Other Expense, Net: Interest and other expense, net for the first quarter of fiscal year 2005 was $0.1 million, as compared $0.03 million for the same quarter of the prior year. The increase in net expense was primarily due to increased interest expense of $0.07 million due to higher borrowing on our line of credit during the quarter.

Gain on Foreign Currency Transactions: We recorded a $0.1 million gain on foreign currency transactions during the first quarter of fiscal year 2005, as compared to a $0.3 million loss in the same quarter of the prior year. The increase in the gain on foreign currency transactions was primarily due to the fact that in the first quarter of fiscal year 2004, we terminated our hedging program to conserve cash and recognized a $0.3 million loss when we closed out the hedge contract. We had no such hedges in place during the first quarter of fiscal year 2005.

Liquidity and Capital Resources

As of July 3, 2004, working capital was $14.9 million, as compared to $2.7 million at the end of fiscal year 2004, and we had cash and cash equivalents of $15.8 million as of July 3, 2004, as compared to $3.0 million as of April 3, 2004. The $12.7 million increase in cash and cash equivalents was the result of net cash provided by financing activities of $14.6 million and the effect of exchange rate changes on cash and cash equivalents of $0.1 million, partially offset by cash used in operating and investing activities of $1.9 million and $0.1 million, respectively.

Net cash used in operating activities was $1.9 million in the first quarter of fiscal year 2005 compared to net cash used in operating activities of $3.6 million for the same period of the prior year. Contributing to the net cash used in operating activities was the current quarter net loss of $1.8 million as well as a $1.0 million decrease in deferred revenue. This usage was partially offset by changes in operating assets and liabilities of $0.2 million and non-cash expenses of $0.7 million. If we are able to execute our growth strategy, we expect cash used in operations to decrease throughout fiscal 2005, primarily as a result of increased revenue generated from sales of EMC products as well as increased revenue from our professional services organization.

Net cash used in investing activities was $0.1 million in the first quarter of fiscal year 2005 compared to net cash used in investing activities of $0.2 million for the same quarter of the prior year. Capital expenditures in the first quarter of fiscal year 2005 used cash of $0.1 million. This usage was partially offset by proceeds from the sale of property, plant and equipment of $0.03 million. Due to our plan to increase headcount in fiscal year 2005, we expect that our capital expenditures will increase mainly due to the purchase of additional computer equipment.

Net cash provided by financing activities was $14.6 million in the first quarter of fiscal year 2005 compared to cash used in financing activities of $0.01 million in the same quarter of the prior year. The increase in net cash provided by financing activities was due to $14.6 million in net proceeds from the issuance of Series A Convertible Preferred Stock. Proceeds from the issuance of common shares and exercise of options and warrants provided cash of $0.1 million.

In November 2002, we entered into a loan agreement with Comerica Bank for a line of credit of $7.0 million at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guarantied by the Canopy Group, Inc., our major stockholder. Canopy’s guaranty is secured by a lien on all of our assets. Canopy’s guaranty matured June 30, 2004, and has been extended until June 30, 2005. On June 18, 2004, we received an extension on the letter of credit until June 30, 2005. Also on June 18, 2004, we received a renewal on the Comerica line of credit until May 31, 2005.

The Comerica loan agreement contains negative covenants placing restrictions on our ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. Although we are currently in compliance with all of the terms of the Comerica loan agreement, and believe that we will remain in compliance, there can be no assurance that we will be able to continue to borrow under the Comerica loan agreement through the expiration date. Upon an event of default, Comerica may terminate the Comerica loan agreement and declare all amounts outstanding immediately due and payable. As of July 3, 2004, there was $3.9 million outstanding and $3.1 million available for borrowing under the Comerica line of credit.

On June 17, 2004, we sold 566,797 shares of Series A Convertible Preferred Stock (the “Series A”) in a private placement financing at $26.46 per share, which raised $14.6 million in net proceeds (exclusive of the investment banking fees discussed below). The sale included issuance of warrants to purchase 1,634,308 shares of our common stock with an exercise price of $3.10 per share. The warrants are exercisable on or after December 20, 2004, and expire on June 17, 2015. The shares of common stock into which the warrants are exercisable represent twenty-five percent (25%) of the aggregate number of shares of common stock into which the Series A are convertible plus an additional 207,315 shares of common stock. Each share of the Series A is convertible into common stock any time at the direction of the holders, at an initial conversion rate of ten shares of common stock for each share of Series A, subject to adjustments upon certain dilutive issuances of securities by the Company. The Series A is convertible into common stock at the initial stated Series A price per share. As part of the private placement, a representative of the investors has joined our Board of Directors. EMC was a participating investor in the private placement, contributing $4 million of the $15 million gross proceeds raised.

We are in negotiations with an investment bank regarding the amount of fees related to the Series A offering. The fee will not exceed 8% of the gross proceeds raised (excluding $2.0 million of proceeds contributed by EMC). As of July 3, 2004, we have accrued the full 8% fee as a reduction to the preferred stock and will adjust this amount when negotiations are finalized.

The Company’s principal source of liquidity is cash and cash equivalents, the Comerica line of credit under the Comerica loan agreement and expected cash flows from operations. Since the inception of our reseller relationship with EMC, we have recorded sequential quarterly growth in both product revenues and total revenues and reduced our operating loss. We believe that as we continue to execute our growth strategy, we will see increased liquidity through cash generated by operating activities. We believe that our current working capital, coupled with the borrowing ability under the Comerica line of credit is adequate to fund operations for at least the next 12 months. We believe that the increase in liquidity as a result of the Series A Convertible Preferred Stock offering provides us with the required capital to grow our business and improve profitability. Using the proceeds from the offering, we plan to add experienced sales professionals in our sales organization and add technical professionals in our professional services organization. Our future growth is dependent upon many factors, including but not limited to, recruiting, hiring, training and retaining significant numbers of qualified personnel, forecasting revenues, controlling expenses and managing assets. In particular, significant growth will require that we train, integrate and retain qualified sales personnel in various geographic regions. The inability to recruit, train and retain additional personnel in a timely manner could have a material adverse effect on our results of operations.

The following represents a comprehensive list of our contractual obligations and commitments as of July 3, 2004:

	Payments Due by Fiscal Period (in millions)
	Total	2005	2006	2007	2008	2009	Thereafter
Line of Credit	$3.9	$3.9	—	—	—	—	—
Operating Lease Obligations	10.57	2.95	2.77	1.53	1.08	0.49	1.75
Capital Lease Obligations	0.22	0.18	0.04	—	—	—	—

	$14.69	$7.03	$2.81	$1.53	$1.08	$0.49	$1.75

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our European operations transact in foreign currencies which exposes us to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound sterling and the Euro. We have utilized and may, in the future, utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks. In order to conserve cash, we decided to end our hedging program as of the end of May 2003. As of July 3, 2004, we had no outstanding forward contracts. Should we decide to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks, there can be no assurance that such actions will successfully reduce our exposure to financial market risks.

Our exposure to short-term interest rate fluctuations is limited to our short-term borrowings under our line of credit. Our line of credit allows borrowings up to $7.0 million and, if fully utilized, a 1% increase in interest rates would increase annual interest expense by $0.07 million.

ITEM 4 — DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness and design of the Company’s “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the SEC.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

On June 17, 2004, the Company sold 566,797 shares of Series A Convertible Preferred Stock (the “Series A”) in a private placement financing at $26.46 per share, which raised $14.6 million in net proceeds. The sale included issuance of warrants to purchase 1,634,308 shares of the Company’s common stock with an exercise price of $3.10 per share. The warrants are exercisable on or after December 20, 2004, and expire on June 17, 2015. The shares of common stock into which the warrants are exercisable represent twenty-five percent (25%) of the aggregate number of shares of common stock into which the Series A are convertible plus an additional 207,315 shares of common stock. Each share of the Series A is convertible into common stock any time at the direction of the holders, at an initial conversion rate of ten shares of common stock for each share of Series A, subject to adjustments upon certain dilutive issuances of securities by the Company. The Series A is convertible into common stock at the initial stated Series A price per share. Each share of Series A is entitled to vote with holders of common stock on an as-converted basis.

The Series A and related warrants were issued to accredited investors, and accordingly the issuance was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. Pursuant to the terms of the Stock Purchase Agreement, the Company has agreed to register the sale of shares of common stock issuable upon conversion of the Series A. The Company is in the process of registering these shares, however, the registration on Form S-3 is not yet effective. The Company intends to use the proceeds from the Series A for general working capital requirements.

Issuer Purchases of Equity Securities

During the first quarter of fiscal year 2005, there were no purchases made by or on behalf of the Company or any affiliated purchaser, as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of shares of the Company’s common stock that is registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

See index to Exhibits on page 26 of this report

(b) Reports on Form 8-K:

A Current Report on Form 8-K, dated June 17, 2004, was filed during the first quarter of 2005 pursuant to Items 5 and 7 related to the issuance of Series A Convertible Preferred Stock.

A Current Report on Form 8-K, dated June 22, 2004, was filed during the first quarter of 2005 pursuant to Item 12 containing the press release relating to the Company’s financial results for the quarterly and fiscal year ended April 3, 2004. (The information in the foregoing report on Form 8-K, including all exhibits thereto, was furnished pursuant to Item 9 or 12 of Form 8-K and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference herein.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of August, 2004.

MTI TECHNOLOGY CORPORATION
By:	/s/ Todd Schaeffer
Todd Schaeffer
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).