Form 10-Q/A
period 2004-07-03
MTI TECHNOLOGY CORP
filed 2004-08-30
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 3, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares outstanding of Registrant’s Common Stock, $0.001 par value, was 34,581,655 on July 3, 2004.

EXPLANATORY NOTE
PART I
ITEM 1 — FINANCIAL STATEMENTS
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE

     This quarterly report on Form 10-Q/A is being filed to amend the Quarterly Report on Form 10-Q of MTI Technology Corporation (the “Company”) for the quarter ended July 3, 2004, which was filed with the SEC on August 17, 2004, (the “Original Filing”). The Company is correcting the following information.

     (1) PART I, ITEM 1 – FINANCIAL STATEMENTS: On the Company’s condensed consolidated balance sheet as of July 3, 2004, the Company has reclassified the values assigned to redeemable convertible preferred stock, additional paid-in capital and accumulated deficit. This revision was due to a change in the assumptions used in the Black-Scholes calculation in order to value the warrants issued in connection with the Series A Convertible Preferred Stock (the “Series A”) as well as a change in accounting for the beneficial conversion discount related to the Series A. In the Original Filing, the Company had computed the estimated fair value of the warrants using the expected exercise term of six years for valuing the warrants. Subsequent to the Original Filing, the Company determined that it was more appropriate to use the actual life of the warrant of 10 years in the Black-Scholes calculation. Also, in the Original Filing, the Company recorded the impact of the entire beneficial conversion feature in the quarter ended July 3, 2004. Subsequent to the Original Filing, the Company determined that it was more appropriate to amortize the beneficial conversion over the period of time from the Series A issuance date to the first available redemption date, or five years. This decision was made due to the fact that after five years from the Series A issuance date, the holders of the Series A have the option to cause the Company to redeem any portion of the remaining Series A. Although this redemption right is not mandatory, it is outside the control of the Company and in accordance with EITF 00-27, the beneficial conversion feature should be amortized over the five year period. The revised condensed consolidated balance sheets as of July 3, 2004 and April 3, 2004 are presented below. While the revised approach to accounting for the Series A does have the effect of decreasing the Company’s net loss available to common shareholders for the period, it has no effect on the Company’s total assets, total liabilities, revenues, margins or operating loss, as reported in the Original Filing.

     (2) PART I, ITEM 1 – FINANCIAL STATEMENTS: On the Company’s condensed consolidated statement of operations for the three months ended July 3, 2004, the Company has revised the beneficial conversion feature related to preferred stock, net loss applicable to common shareholders and net loss per share applicable to common shareholders, basic and diluted. These changes were due to the reasons noted in (1) above. The revised condensed consolidated statements of operations for the three months ended July 3, 2004 and July 5, 2003 are presented below.

     (3) PART I, ITEM 1 – FINANCIAL STATEMENTS: In Note 1 to the notes to condensed consolidated financial statements the Company has revised the table in the section “Accounting for stock-based compensation” to reflect the revised net loss applicable to common shareholders, as reported, due to the reasons noted in (1) above.

     (4) PART I, ITEM 1 – FINANCIAL STATEMENTS: The Company has revised Note 7 to the notes to condensed consolidated financial statements to reflect the revised beneficial conversion feature related to preferred stock, the net loss applicable to common shareholders and the net loss per share applicable to common shareholders, basic and diluted, due to the reasons noted in (1) above.

     (5) PART I, ITEM 1 – FINANCIAL STATEMENTS: In Note 12 to the notes to condensed consolidated financial statements, the Company has revised the discussion in the section “Series A Convertible Stock” to reflect the change in the accounting for the beneficial conversion feature due to the reasons noted in (1) above.

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

PART I, ITEM 1 – FINANCIAL STATEMENTS

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	July 3,	April 3,
	2004	2004
ASSETS	(UNAUDITED)
	(RESTATED)
Current assets:
Cash and cash equivalents	$15,752	$3,017
Accounts receivable, less allowance for doubtful accounts and sales returns of $440 and $437 at July 3, 2004 and April 3, 2004, respectively	19,998	22,352
Inventories	6,839	6,186
Income tax refund and interest receivable	55	2,464
Prepaid expenses and other receivables	6,346	5,792

Total current assets	48,990	39,811
Property, plant and equipment, net	1,223	1,401
Goodwill, net	5,184	5,184
Other	221	216

	$55,618	$46,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,933	$3,933
Current portion of capital lease obligations	181	176
Accounts payable	11,686	13,650
Accrued liabilities	6,569	6,097
Accrued restructuring charges	1,649	1,830
Deferred revenue	10,119	11,382

Total current liabilities	34,137	37,068
Capital lease obligations, less current portion	44	95
Deferred revenue	2,685	2,308

Total liabilities	36,866	39,471

Redeemable convertible preferred stock, 567 shares issued and outstanding at July 3, 2004	6,243	—
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 567 and 0 shares at July 3, 2004 and April 3, 2004, respectively, included in redeemable convertible preferred stock above	—	—
Common stock, $.001 par value; authorized 80,000 shares; issued (including treasury shares) and outstanding 34,582 and 34,473 shares at July 3, 2004 and April 3, 2004, respectively	34	34
Additional paid-in capital	143,917	136,316
Accumulated deficit	(128,067)	(126,149)
Accumulated other comprehensive loss	(3,176)	(3,060)
Deferred compensation	(199)	—

Total stockholders’ equity	12,509	7,141

	$55,618	$46,612

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED
	JULY 3, 2004	JULY 5, 2003
	(RESTATED)
Net product revenue	$17,204	$8,328
Service revenue	8,832	9,450

Total revenue, including $0 and $58 from related parties in fiscal 2005 and 2004, respectively	26,036	17,778

Product cost of revenue	13,096	5,982
Service cost of revenue	6,893	6,384

Total cost of revenue	19,989	12,366

Gross profit	6,047	5,412

Operating expenses:
Selling, general and administrative	7,744	7,144
Research and development	—	776
Restructuring charges	—	40

Total operating expenses	7,744	7,960

Operating loss	(1,697)	(2,548)
Interest and other expense, net	(147)	(30)
Gain (loss) on foreign currency transactions	53	(273)

Loss before income taxes	(1,791)	(2,851)
Income tax expense (benefit)	(2)	6

Net loss	(1,789)	(2,857)
Accretion of beneficial conversion related to preferred stock	(77)	—
Dividend on preferred stock	(53)	—

Net loss applicable to common shareholders	$(1,919)	$(2,857)

Net loss per share applicable to common shareholders:
Basic and diluted	$(0.06)	$(0.09)

Weighted-average shares used in per share computations:
Basic and diluted	34,555	32,974

Note 1. Summary of Significant Accounting Policies

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

The following table shows pro forma net loss as if the fair value method of Statement 123 had been used to account for stock-based compensation expense:

	THREE MONTHS ENDED
	JULY 3, 2004	JULY 5, 2003
Net loss applicable to common shareholders, as reported	$(1,919)	$(2,857)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(903)	(1,623)

Pro forma net loss applicable to common shareholders	$(2,822)	$(4,480)

Net loss per share applicable to common shareholders:
Basic and diluted, as reported	$(0.06)	$(0.09)

Basic and diluted, pro forma	$(0.08)	$(0.14)

The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The following represents the weighted-average fair value of options granted and the assumptions used for the calculations:

	JULY 3, 2004	JULY 5, 2003
Weighted-average fair value of options granted	$2.07	$0.69
Expected volatility	0.7	0.9
Risk-free interest rate	3.62%	2.63%
Expected life (years)	5.0	5.0
Dividend yield	—	—

The Black-Scholes option valuation model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.

Note 7. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	THREE MONTHS ENDED
	JULY 3,	JULY 5,
	2004	2003
Numerator:
Net loss	$(1,789)	$(2,857)
Accretion of beneficial conversion related to preferred stock	(77)	—
Dividend on preferred stock	(53)	—

Net loss applicable to common shareholders	$(1,919)	$(2,857)

Denominator:
Denominator for net loss per share, basic and diluted weighted-average shares used in per share computations	34,555	32,974

Net loss per share applicable to common shareholders, basic and diluted	$(0.06)	$(0.09)

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

Note 12. Stock Issuance

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

The Series A contains a beneficial conversion feature as the Series A was priced based on 90% of the average closing price of the Company’s common stock during the 20 trading days prior to the Series A issuance. The beneficial conversion feature is computed at $8.8 million including $3.0 million attributable to the warrants. The estimated fair value of the warrants was computed using the Black-Scholes model and the following assumptions: Risk free rate – 4.71%; Volatility – 87%; Expected life – 10 years. The beneficial conversion feature will be amortized as a non-cash charge to retained earnings over the five year period using the effective interest method from the Series A issuance date until the first available redemption date.

The Series A carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. The Company recorded an accrued dividend payable of $53 in the first quarter of fiscal year 2005. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series A shall be senior in all respects to all other equity holders of the Company. The Company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of August 2004.

MTI TECHNOLOGY CORPORATION
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