Form 10-Q
period 2004-10-02
MTI TECHNOLOGY CORP
filed 2004-11-16
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

     The number of shares outstanding of the issuer’s common stock, $.001 par value, as of October 2, 2004 was 34,664,407.

MTI TECHNOLOGY CORPORATION

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of October 2, 2004 and April 3, 2004 (audited)	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended October 2, 2004 and October 4, 2003	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 2, 2004 and October 4, 2003	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Disclosure Controls and Procedures	25
PART II. OTHER INFORMATION
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 6. Exhibits and Reports on Form 8-K	27
SIGNATURES	28
EXHIBIT INDEX	29
EXHIBIT 10.97
EXHIBIT 10.98
EXHIBIT 10.99
EXHIBIT 10.100
EXHIBIT 10.101
EXHIBIT 10.102
EXHIBIT 10.103
EXHIBIT 10.104
EXHIBIT 10.105
EXHIBIT 10.106
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

FINANCIAL INFORMATION

     ITEM 1 – FINANCIAL STATEMENTS

MTI TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	October 2,	April 3,
	2004	2004
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$13,478	$3,017
Accounts receivable, less allowance for doubtful accounts and sales returns of $440 and $437 at October 2, 2004 and April 3, 2004, respectively	28,834	22,734
Inventories, net	7,012	6,186
Income tax refund and interest receivable	107	2,464
Prepaid expenses and other receivables	6,180	5,792

Total current assets	55,611	40,193
Property, plant and equipment, net	1,248	1,401
Goodwill, net	5,184	5,184
Other	218	216

Total assets	$62,261	$46,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,550	$3,933
Current portion of capital lease obligations	186	176
Accounts payable	17,280	13,650
Accrued liabilities	8,660	6,479
Accrued restructuring charges	1,492	1,830
Deferred revenue	9,376	11,382

Total current liabilities	42,544	37,450
Capital lease obligations, less current portion	17	95
Deferred revenue	3,411	2,308

Total liabilities	45,972	39,853

Redeemable convertible preferred stock, 567 and 0 shares issued and outstanding at October 2, 2004 and April 3, 2004, respectively	6,445	—
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 567 and 0 shares at October 2, 2004 and April 3, 2004, respectively, included in redeemable convertible preferred stock above	—	—
Common stock, $.001 par value; authorized 80,000 shares; issued and outstanding 34,664 and 34,473 shares at October 2, 2004 and April 3, 2004, respectively	35	34
Additional paid-in capital	144,305	136,549
Accumulated deficit	(131,046)	(126,149)
Accumulated other comprehensive loss	(3,285)	(3,060)
Deferred compensation	(165)	(233)

Total stockholders’ equity	9,844	7,141

	$62,261	$46,994

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 2, 2004	OCTOBER 4, 2003	OCTOBER 2, 2004	OCTOBER 4, 2003
Net product revenue	$22,320	$11,208	$39,523	$19,536
Service revenue	9,180	9,318	18,012	18,768

Total revenue	31,500	20,526	57,535	38,304

Product cost of revenue	16,774	8,826	29,871	14,808
Service cost of revenue	7,513	6,565	14,405	12,949

Total cost of revenue	24,287	15,391	44,276	27,757

Gross profit	7,213	5,135	13,259	10,547

Operating expenses:
Selling, general and administrative	9,621	7,154	17,365	14,298
Research and development	—	—	—	776
Restructuring charges	—	(251)	—	(211)

Total operating expenses	9,621	6,903	17,365	14,863

Operating loss	(2,408)	(1,768)	(4,106)	(4,316)

Interest and other expense, net	(101)	(34)	(248)	(64)
Gain (loss) on foreign currency transactions	39	77	92	(196)

Loss before income taxes	(2,470)	(1,725)	(4,262)	(4,576)
Income tax expense	8	—	5	6

Net loss	$(2,478)	$(1,725)	$(4,267)	$(4,582)
Accretion of beneficial conversion related to preferred stock	(203)	—	(280)	—
Dividend on preferred stock	(300)	—	(353)	—

Net loss applicable to common shareholders	(2,981)	(1,725)	(4,900)	(4,582)

Net loss per share:
Basic and diluted	$(0.09)	$(0.05)	$(0.14)	$(0.14)

Weighted-average shares used in per share computations:
Basic and diluted	34,641	33,151	34,598	33,063

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED
	October 2, 2004	OCTOBER 4, 2003
Cash flows from operating activities:
Net loss	$(4,267)	$(4,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	655	866
Provision for (recovery of) sales returns and losses on accounts receivable, net	(16)	43
Provision for inventory obsolescence	813	948
Loss on disposal of fixed assets	31	223
Restructuring charges	—	(211)
Non-cash compensation from issuance of restricted stock	68	2
Changes in assets and liabilities:
Accounts receivable	(6,168)	(4,275)
Inventories	(1,650)	1,071
Prepaid expenses, other receivables and other assets	1,941	(372)
Accounts payable	3,565	1,789
Accrued and other liabilities	(204)	(2,694)

Net cash used in operating activities	(5,232)	(7,192)

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(505)	(264)
Proceeds from the sale of property, plant and equipment	—	53

Net cash used in investing activities	(505)	(211)

Cash flows from financing activities:
Borrowings under line of credit	3,417	460
Proceeds from issuance of common stock and exercise of options	239	178
Proceeds from issuance of preferred stock, net of transaction costs	14,405	—
Payment of line of credit	(1,800)	(200)
Payment of capital lease obligations	(94)	(85)

Net cash provided by financing activities	16,167	353

Effect of exchange rate changes on cash	31	726

Net increase (decrease) in cash and cash equivalents	10,461	(6,324)
Cash and cash equivalents at beginning of period	3,017	9,833

Cash and cash equivalents at end of period	$13,478	$3,509

Supplemental disclosures of cash flow information:
Cash paid during the period for :
Interest	$216	$95
Income taxes	—	28
Non-cash investing and financing activities:
Accrued dividends on preferred stock	$353	$—
Purchase of assets under capital lease	$26	$—

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – dollar amounts in thousands)

1.	Summary of Significant Accounting Policies

Company

MTI Technology Corporation (MTI or the “Company”) is a system integrator providing storage solutions for the mid-range enterprise market. Historically, the Company partnered with independent storage technology companies to develop, integrate and maintain high-performance, high-availability storage solutions for mid-range and Global 2000 companies worldwide. The Company continues to service select third party hardware and software, and its Professional Services organization provides planning, consulting and implementation support for storage products from other leading vendors. The Company believes that there is as much value in creating, integrating, implementing and providing umbrella services around these various technologies as there is in developing the raw technology. On March 31, 2003, the Company entered into a reseller agreement with EMC Corporation (EMC), a global leader in information storage systems, software, networks and services, and has become a reseller and service provider of EMC Automated Networked StorageTM systems and software. Although the Company intends to focus primarily on EMC products, it will continue to support and service customers that continue to use MTI-branded RAID controller technology and partnered independent storage technology. The terms of the EMC reseller agreement do not allow the Company to sell data storage hardware that competes with EMC products. The Company believes that it can differentiate itself through its ability to offer umbrella services on a wide range of storage products covering online storage, replicated site environments and data protection from leading technology companies. The sale of EMC products accounted for 71% and 74% of total product revenue for the three and six-months ended October 2, 2004.

In connection with the Company’s June 2004 private placement, which is described in note 11, the Company agreed to register for resale the shares underlying the securities issued in the private placement. The Company filed a Registration Statement on Form S-3 on August 30, 2004 to register the underlying shares and, on September 30, 2004, the Company received a comment letter from the SEC with respect to the Registration Statement on Form S-3 and certain other periodic filings incorporated by reference in the Form S-3. The SEC’s comments relate both to the Form S-3 and certain of the Company’s disclosures in its prior periodic filings. The Company is in the process of preparing responses to the SEC’s comments, and the Company does not presently anticipate making material changes to its prior periodic filings in response to the SEC’s comments.

In its Current Report on Form 8-K filed on October 26, 2004, the Company reported that Scott Poteracki would succeed Todd Schaeffer as the Company’s chief financial officer on November 8, 2004. Mr. Poteracki will replace Mr. Schaeffer as the Company’s chief financial officer on November 17, 2004.

Overview

The interim condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended April 3, 2004. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of October 2, 2004 and the results of operations for the three and six month periods ended October 2, 2004 and October 4, 2003, and cash flows for the six month periods ended October 2, 2004 and October 4, 2003. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

References to dollar amounts in this financial statement section are in thousands, except share and per share data, unless otherwise specified. Certain prior year amounts have been reclassified to conform with the fiscal year 2005 presentation.

Revenue recognition

The Company derives revenue from sales of products and services. The following summarizes the major terms of the Company’s contractual relationships with customers and the manner in which the Company accounts for sales transactions.

Product revenue

Product revenues consists of the sale of disk and tape based hardware and software. The Company recognizes revenue pursuant to Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). In accordance with these governing revenue recognition guidelines, if the arrangement between the Company and the customer does not require significant production, modification, or customization of hardware or software, revenue is recognized when all of the following criteria are met :

•	persuasive evidence of an arrangement exists

•	delivery has occurred

•	fee is fixed or determinable

•	collectibility is probable

Generally, product sales are not contingent upon customer testing, approval and/or acceptance. However, if sales require customer acceptance or include post-delivery obligations, revenue is recognized upon customer acceptance or fulfillment of any post delivery obligations, as evidenced in writing by the customer. Product sales with post-delivery obligations generally relate to professional services, including installation services or other projects. Professional services revenue is not recognized until the services have been completed, as evidenced in writing by the customer. In transactions where the Company sells directly to an end user, generally there are no acceptance clauses. However, the Company also sells to leasing companies who in turn lease the product to their lessee, the end user. For this type of sale, generally there are lessee acceptance criteria in the purchase order or contract. For these transactions, the Company defers the revenue until written acceptance is received from the lessee.

Product returns are estimated in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (Statement 48). Customers have a limited right of return which allows them to return non-conforming products. Accordingly, reserves for estimated future returns are provided in the period of sale based on contractual terms and historical data.

In bundled sales transactions that include software combined with hardware and services, the software is considered incidental to the overall product solution, and therefore the Company applies EITF 00-21 to account for these multiple element transactions – see disclosure under “Multiple element arrangements” below. For sales transactions that include software products on a stand-alone basis, coupled with software maintenance contracts, the Company applies Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2) as amended by Statement of Position 98-9 “Modification of SOP 97-2 with Respect to Certain Transactions” (SOP 98-9), whereby the residual method is employed. Revenue is recognized from software licenses at the time the license is delivered to the customer, provided all the revenue recognition criteria noted above have been met. The Company recognizes revenue from software maintenance agreements ratably over the term of the related agreement.

Service revenue

Service revenue is primarily generated from the sale of professional services, maintenance contracts and time and materials billings. The following describes how the Company accounts for service transactions, provided all the other revenue recognition criteria noted above have been met.

Professional services revenue, which includes installation, training, consulting and engineering services, is recognized upon completion of the services. If the professional service project includes independent milestones, revenue is recognized as milestones are met and upon formal acceptance from the customer.

Maintenance revenue is generated from the sale of hardware and software maintenance contracts. These contracts generally range from one to three years. Maintenance revenue is recorded as deferred revenue and is recognized as revenue ratably over the term of the related agreement.

Multiple element arrangements

The Company considers sales contracts that include a combination of systems, software or services to be multiple deliverable arrangements. Revenue recognition with multiple deliverables whereby software is incidental to the overall product solution is governed by EITF 00-21. An item is considered a separate element if it involves a separate earnings process. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company employs the residual method, whereby it defers the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Discounts are allocated only to the delivered elements. Fair value is determined by examining renewed service contracts and based upon the price charged when the element is sold separately or prices provided by vendors if sufficient stand-alone sales information is not available. Undelivered elements typically include installation, training, warranty, maintenance and professional services.

Other

The Company considers sales transactions that are initiated by EMC and jointly negotiated and closed by EMC and MTI’s sales-force as Partner Assisted Transactions (PATs). The Company recognizes revenue from PATs on a gross basis because it bears the risk of returns and collectibility of the full accounts receivable. Product revenue of the delivered items is recorded at residual value upon pickup by a common carrier for FOB origin shipments. For FOB destination shipments, product revenue is recorded upon delivery to the customer. If the Company subcontracts the undelivered items such as maintenance and professional services to EMC or other third parties, it records the costs of those items as deferred costs and amortizes the costs using the straight-line method over the life of the contract. The Company defers the revenue for the undelivered items at fair value based upon list prices with EMC according to EITF 00-21. At times, MTI’s customers prefer to enter into service agreements directly with EMC. In this instance, the Company may assign the obligation to perform services to EMC, or other third parties, and therefore does not record revenue nor defer any costs related to the services. Finally, upon assignment of maintenance and professional services to EMC, EMC may elect to subcontract the professional services to MTI. In this case, the Company defers the revenue for the professional services at fair value according to EITF 00-21.

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

Shipping

Products are generally drop-shipped directly from suppliers to MTI’s customers. Upon the supplier’s delivery to a carrier, title and risk of loss pass to the Company, and for FCA origin shipments, simultaneously passes to the customer. Revenue is recognized at the time of shipment when shipping terms are FCA origin point as legal title and risk of loss to the product pass to the customer. For FCA destination shipments, revenue is recorded upon delivery to the customer. For legacy sales, product is shipped from the Company’s facility in Ireland. The Company retains title and risk of loss until the product clears U.S. customs and therefore revenue is not recognized until the product clears customs for FCA origin shipments and upon delivery to the customer for FCA destination shipments.

Accounting for stock-based compensation

The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (Statement 123). APB 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statement of operations using the straight-line method over the vesting period for fixed awards. Under Statement 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based

Compensation – Transition and Disclosure” (Statement 148). Statement 148 amends Statement 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company adopted the disclosure provisions of Statement 148 as of April 5, 2003, and continues to follow APB 25 for stock-based employee compensation.

The following table shows pro forma net loss as if the fair value method of Statement 123 had been used to account for stock-based compensation expense:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 2, 2004	OCTOBER 4, 2003	OCTOBER 2, 2004	OCTOBER 4, 2003
Net loss applicable to common shareholders, as reported	$(2,981)	$(1,725)	$(4,900)	$(4,582)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	34	2	68	2

Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(935)	(1,461)	(1,840)	(3,084)

Pro forma net loss	$(3,882)	$(3,184)	$(6,672)	$(7,664)

Net loss per share:
Basic and diluted, as reported	$(0.09)	$(0.05)	$(0.14)	$(0.14)

Basic and diluted, Pro forma	$(0.11)	$(0.10)	$(0.19)	$(0.23)

The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The following represents the weighted-average fair value of options granted and the assumptions used for the calculations:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 2, 2004	OCTOBER 4, 2003	OCTOBER 2, 2004	OCTOBER 4, 2003
Weighted-average fair value of options granted	$1.60	$1.20	$1.88	$1.19
Expected volatility	0.93	0.99	0.82	0.86
Risk-free interest rate	3.44%	3.12%	3.55%	2.63%
Expected life (years)	5.00	5.00	5.00	5.00
Dividend yield	—	—	—	—

The Black-Scholes option valuation model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.

2.	Restructuring and Other Reductions in Staff

The activity in accrued restructuring for the six months ended October 2, 2004, was as follows:

Abandoned facilities:
Balance as of April 3, 2004	$1,830
Less: Year-to-date utilization	(338)

Balance as of October 2, 2004	$1,492

The remaining accrual at October 2, 2004 is related to remaining lease payments at abandoned or under-utilized office facilities.

Due to the reduction in volume as well as a shift in focus from developing technology to becoming a product integrator, the Company initiated an approved restructuring plan in the fourth quarter of fiscal year 2002. It was determined that certain underutilized facilities would be exited and a significant amount of positions, primarily in sales, marketing, research and development and manufacturing would be terminated. It was also determined that the Company’s manufacturing and integration facility would be consolidated in Dublin, Ireland. The majority of the restructuring actions were completed by the first quarter of fiscal year 2003. The Company remains liable on the leases of its abandoned facilities through fiscal year 2013.

3.	Composition of Certain Financial Statement Captions

Inventories are summarized as follows:

	OCTOBER 2,	APRIL 3,
	2004	2004
Service spares and components	$2,596	$3,147
Work-in-process	8	2
Finished goods	4,408	3,037

	$7,012	$6,186

Prepaid expenses and other receivables are summarized as follows:

	OCTOBER 2,	APRIL 3,
	2004	2004
Prepaid maintenance contracts	$4,344	$4,455
Prepaid insurance	306	457
Other	1,530	880

	$6,180	$5,792

Accrued liabilities are summarized as follows:

	OCTOBER 2,	APRIL 3,
	2004	2004
Salaries and benefits	$2,926	$2,546
Sales tax	2,204	2,038
Customer deposits	984	382
Accrued stock issuance fees (Note 11)	704	—
Commissions	680	478
Product warranties	407	603
Other	755	432

	$8,660	$6,479

Product warranties

For proprietary hardware products, the Company provides its customers with a warranty against defects for one year domestically and for two years internationally. Currently, the Company is selling most EMC hardware products with up to 3-year 24-hours 7-days (3x24x7) warranties and EMC software products with 90-day warranties. The Company accrues warranty expense at the time revenue is recognized and maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. Upon expiration of the warranty, the Company may sell extended maintenance contracts to its customers. The Company records revenue from equipment maintenance contracts as deferred revenue when billed and it recognizes this revenue as earned over the period in which the services are provided, primarily straight-line over the term of the contract.

The changes in the Company’s warranty obligation are as follows:

Six months ended
OCTOBER 2, 2004
Balance at beginning of period	$603
Current period warranty charges	118
Current period utilization	(314)

$407

In the third quarter of fiscal year 2004, the Company reviewed its historical costs of warranty for EMC products sold since the inception of the reseller agreement with EMC on March 31, 2003. The Company updated this review on a quarterly basis through the second quarter of fiscal year 2005. Based on these reviews, and given the favorable warranty rate experience on EMC products, the Company determined that it was not necessary to record any additional provision for warranty related to EMC products for the third and fourth quarters of fiscal year 2004 and the first quarter of fiscal year 2005. In the second quarter of fiscal year 2005, the Company began recording additional warranty provision based on historical warranty costs and expected future warranty claims. The Company will continue to assess the adequacy of the warranty accrual each quarter.

4.	Line of Credit

On December 5, 2002, the Company paid off the outstanding $1,685 loan with the Canopy Group, Inc. (Canopy). This loan agreement remains in effect, but with a zero balance and the Company may not re-borrow any funds thereunder. However, pursuant to the loan agreement, as amended in June 2004, Canopy has guaranteed a letter of credit in support of the Company’s obligations to Comerica Bank discussed below and the Company’s obligations to Canopy are secured by a security interest in substantially all of the Company’s assets.

In November 2002, the Company entered into an agreement (Comerica Loan Agreement) with Comerica Bank for a line of credit of $7,000 at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by Canopy. On June 18, 2004, the Company received an extension on the letter of credit for $7,000 until June 30, 2005. Also on June 18, 2004, the Company received an additional renewal on the Comerica line of credit for $7,000 until May 31, 2005. As of October 2, 2004, there was $5,550 outstanding under the Comerica Loan Agreement.

In the first quarter of fiscal year 2005, the Company executed a letter of credit with Comerica Bank for $6,000, for the benefit of EMC. This additional letter of credit is incremental to the existing EMC credit line of $5,000, thereby extending the purchasing credit limit with EMC to $11,000. This additional letter of credit is secured by a $6,000 certificate of deposit, which has a seven day maturity with automatic renewal.

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

5.	Income Taxes

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

The IRS is conducting an examination of the Company’s fiscal years 1996 and 1997 federal income tax returns. During May 2004, the Company received notice from the IRS of proposed adjustments, totaling $17.2 million, for fiscal year 1996. Management, after consultation with tax counsel, continues to believe in the propriety of its positions as set forth in its tax return and has filed a protest with the IRS regarding these proposed adjustments. The Company believes the ultimate resolution of the examination will not result in a material impact on the Company’s consolidated financial position, results of operations or liquidity. Any adjustments arising from this examination would result in a change to the Company’s NOL’s and would not impact results of operations.

In the third quarter of fiscal year 2004, the Company received notice of re-assessment from the French Treasury. The French tax authorities have argued that the Company’s French subsidiary should have paid VAT on the waiver of intercompany debts granted by its U.S. parent company and by its Irish subsidiary. The amount of re-assessment is $79 and $605 related to fiscal years 2002 and 2001, respectively, plus penalties and interest. Through discussions with its tax advisors, management believes that intercompany debt waivers are not subject to VAT and therefore believes that this re-assessment is without merit and it is not probable that it will be required to pay the re-assessed amounts. Therefore, the Company has not recorded a liability for such amounts at October 2, 2004. The Company has appealed this re-assessment and is awaiting response from the French Tax Authorities.

6.	Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 2, 2004	OCTOBER 4, 2003	OCTOBER 2, 2004	OCTOBER 4, 2003
Numerator:
Net loss	$(2,478)	$(1,725)	$(4,267)	$(4,582)
Accretion of beneficial conversion related to preferred stock	(203)	—	(280)	—
Dividend on preferred stock	(300)	—	(353)	—

Net loss applicable to common shareholders	(2,981)	(1,725)	(4,900)	(4,582)

Denominator:
Denominator for net loss per share, basic and diluted weighted-average shares used in per share computations	34,641	33,151	34,598	33,063

Net loss per share, basic and diluted	$(0.09)	$(0.05)	$(0.14)	$(0.14)

Options and warrants to purchase 12,768 and 10,083 shares of common stock were outstanding at October 2, 2004 and October 4, 2003, respectively, but were not included in the computation of diluted net loss per share for the three and six months ended October 2, 2004 and October 4, 2003, because the effect would be antidilutive.

7.	Business Segment and International Information

The Company is a systems integrator providing storage solutions for the mid-range enterprise market and has one reportable business segment. The Company has two operating segments which are identified by geographic regions. These operating segments are aggregated into one reporting segment as they have similar economic characteristics. The Company’s operations are structured to achieve consolidated objectives. As a result, significant interdependence and overlap exists among the Company’s geographic areas. Accordingly, revenue, operating loss and identifiable assets shown for each geographic area may not be the amounts which would have been reported if the geographic areas were independent of one another.

Revenues are generally priced to recover cost, plus an appropriate mark-up for profit. Operating loss is revenue less cost of revenues and direct operating expenses.

A summary of the Company’s operations by geographic area is presented below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 2, 2004	OCTOBER 4, 2003	OCTOBER 4, 2004	OCTOBER 4, 2003
Revenue:
United States	$18,458	$9,928	$34,714	$18,629
Europe	13,042	10,598	22,821	19,675

Total revenue	$31,500	$20,526	$57,535	$38,304

Operating loss:
United States	$(1,404)	$(959)	$(2,538)	$(3,212)
Europe	(1,004)	(809)	(1,568)	(1,104)

Total operating loss	$(2,408)	$(1,768)	$(4,106)	$(4,316)

	OCTOBER 2, 2004	APRIL 3, 2004
	(unaudited)
Identifiable assets:
United States	$37,431	$22,184
Europe	19,646	19,626

Tangible assets	$57,077	41,810
Goodwill – United States	3,059	3,059
Goodwill – Europe	2,125	2,125

Total assets	$62,261	$46,994

8.	Comprehensive Loss

The components of comprehensive loss are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 2, 2004	OCTOBER 4, 2003	OCTOBER 2, 2004	OCTOBER 4, 2003
Net loss	$(2,478)	$(1,725)	$(4,267)	$(4,582)
Foreign currency translation adjustment	(109)	(17)	(225)	441

Total comprehensive loss	$(2,587)	$(1,742)	$(4,492)	$(4,141)

9.	Related Party Transactions

In the normal course of business, the Company sold and purchased goods and services to and from companies affiliated with Canopy. Goods and services purchased from companies affiliated with Canopy were $20 and $46 for the quarter ended October 2, 2004 and October 4, 2003, respectively and $86 and $59 for the six months ended October 2, 2004 and October 4, 2003, respectively. Goods and services sold to companies affiliated with Canopy were $0 and $26 for the quarter ended October 2, 2004 and October 4, 2003 and $8 and $84 for the six months ended October 2, 2004 and October 4, 2003, respectively.

At October 2, 2004, there was no outstanding amount due to/from companies affiliated with Canopy. Ralph J. Yarro, III, one of the Company’s Directors, is also a Director, President and Chief Executive Officer of Canopy. Darcy G. Mott, one of the Company’s Directors, is also a Vice President, Treasurer and Chief Financial Officer of Canopy. Canopy beneficially owns approximately 42% of the Company’s outstanding Common Stock.

10.	Litigation

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

11.	Stock Issuance

Restricted Stock

During the third and fourth quarter of fiscal year 2004, the Company granted 85,000 and 30,000 shares of restricted stock, respectively, pursuant to 2001 Stock Incentive Plan. Based on the fair market value at the date of grant, the Company will record $187 and $84, respectively in compensation expense ratably over the vesting period of the restricted stock. The restricted stock vests 50% at the end of the first year and the remaining 50% at the end of the second year. The Company recorded $34 and $68 in compensation expense for the three and six months ended October 2, 2004, respectively.

Series A Convertible Preferred Stock

On June 17, 2004, the Company sold 566,797 shares of Series A Convertible Preferred Stock (the “Series A”) in a private placement financing at $26.46 per share, which raised $14,400 in net proceeds (exclusive of related investment banking fees discussed below). The sale included issuance of warrants to purchase 1,634,308 shares of the Company’s common stock at an exercise price of $3.10 per share. The warrants are exercisable on or after December 20, 2004, and expire on June 17, 2015. The shares of common stock into which the warrants are exercisable represent twenty-five percent (25%) of the aggregate number of shares of common stock into which the Series A are convertible plus an additional 207,315 shares of common stock. Each share of the Series A is convertible into common stock any time at the direction of the holders, at an initial conversion rate of ten shares of common stock for each share of Series A, subject to adjustments upon certain dilutive issuances of securities by the Company. The Series A is convertible into common stock at the initial stated Series A price per share. As part of the private placement, a representative of the investors has joined the Company’s Board of Directors. EMC was a participating investor in the private placement, contributing $4,000 of the $15,000 gross proceeds raised.

The Series A contains a beneficial conversion feature as the Series A was priced based on 90% of the average closing price of the Company’s common stock during the 20 trading days prior to the Series A issuance. The beneficial conversion feature is computed at $8,835 including $3,000 attributable to the warrants. The estimated fair value of the warrants was computed using the Black-Scholes model and the following assumptions: Risk free rate – 4.71%; Volatility – 87%; Expected life – 10 years. The beneficial conversion feature will be amortized as a non-cash charge to retained earnings over the five year period using the effective interest method from the Series A issuance date until the first available redemption date. Amortization of the beneficial conversion feature for the six months ended October 2, 2004 was $280 and the unamortized beneficial conversion was $8,555 at October 2, 2004.

The Series A carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. The Company recorded an accrued dividend payable of $353 during the first six months of fiscal year 2005. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series A shall be senior in all respects to all other equity holders of the Company. The Company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.

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

Each share of Series A is entitled to vote with holders of common stock on an as-converted basis. Pursuant to the terms of a related investors’ rights agreement, the Company has agreed to register the sale of shares of common stock issuable upon conversion of the Series A. The Company is in the process of registering these shares, however, the related registration statement is not yet effective. As part of the private placement financing, the Series A investors and Canopy entered into a proxy agreement whereby the Series A investors are able to vote Canopy’s shares as it relates to certain significant corporate transactions. Subsequent to the private placement, the Series A investors beneficially owned 17% of the Company’s outstanding common stock. Together, assuming conversion of the Series A into common stock, Canopy and the Series A investors beneficially own 55% of the Company’s outstanding common stock.

In October 2004, the Company reached a settlement with the investment bank regarding the amount of fees related to the Series A offering; reducing the amount of fees owed to the investment bank by $345. Subsequent to the second quarter of fiscal year 2005, the Company paid $704 to the investment bank. As of October 2, 2004, the Company has accrued for this amount of $704 as a reduction to preferred stock (Note 3).

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

Overview

We are a system integrator providing storage solutions for the mid-range enterprise market. Historically, we partnered with independent storage technology companies to develop, integrate and maintain high-performance, high-availability storage solutions for mid-range and Global 2000 companies worldwide. We continue to service select third party hardware and software, and our Professional Services organization provides planning, consulting and implementation support for storage products from other leading vendors. We believe that there is as much value in creating, integrating, implementing and providing umbrella services around these various technologies as there is in developing the raw technology. On March 31, 2003, we entered into a reseller agreement with EMC Corporation, a global leader in information storage systems, software, networks and services, and have become a reseller and service provider of EMC Automated Networked Storage™ systems and software. Although we intend to focus primarily on EMC products, we will continue to support and service our customers that continue to use our MTI-branded RAID controller technology and our partnered independent storage technology. We believe that we can differentiate ourselves through our ability to offer umbrella services on a wide range of storage products covering online storage, replicated site environments and data protection from leading technology companies. We sell our solutions and services to mid-range and Global 2000 companies for their data center computing environments.

Under the terms of the EMC reseller agreement, we will combine our core services capabilities including storage networking assessment, installation, resource management and enhanced data protection with the complete line of EMC Automated Networked Storage systems and software, with a focus on the CLARiiON® family of systems. We are developing and implementing solutions that incorporate a broad array of third party products which, we believe, are the finest commercial technologies available to meet customer requirements in the areas of Storage Area Networks, Network Attached Storage, high-availability systems for enhanced business continuance, data protection systems incorporating enhanced backup and recovery, Information Lifecycle Management (“ILM”), archiving and tape automation while minimizing our past dependencies on MTI-branded RAID controller technology. We also enhance the value of our storage solutions through our 24 hours 7 days (24x7) support and service infrastructure, which includes an international network of 118 on-site field engineers, a storage solution laboratory, and our global technical support centers.

The total storage solutions that we deliver to the market are generally compatible with Sun Solaris, HP-UX, Windows NT, Novell Netware, IBM AIX, and Linux operating systems. Having the ability to work on these operating platforms enables us to meet varied customer demands. Our customers represent a cross-section of industries and governmental agencies and range from small businesses to Fortune 500 companies. The terms of the EMC reseller agreement do not allow us to sell data storage hardware that competes with EMC products. No single customer accounted for ten percent or more of total revenue during the three and six months ended October 2, 2004.

Critical Accounting Policies

The preparation of the consolidated financial statements requires estimates and judgments that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities. Critical accounting policies are defined as those that are most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and could potentially produce materially different results under different assumptions and conditions. For a detailed discussion of the application of the following critical accounting policies and other accounting policies, see Notes to the Consolidated Financial Statements on our Form 10-K, as amended, for the year ended April 3, 2004.

Revenue recognition. We derive revenues from sales of products and services. The following summarizes the major terms of the contractual relationships with customers and the manner in which we account for sales transactions.

Product revenue

Product revenue consists of the sale of disk and tape based hardware and software. We recognize revenue pursuant to Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). In accordance with these governing revenue recognition guidelines, if the arrangement between MTI and the customer does not require significant production, modification, or customization of hardware or software, revenue is recognized when all of the following criteria are met:

•	persuasive evidence of an arrangement exists

•	delivery has occurred

•	fee is fixed or determinable

•	collectibility is probable

Generally, product sales are not contingent upon customer testing, approval and/or acceptance. However, if sales require customer acceptance or include post-delivery obligations, revenue is recognized upon customer acceptance or fulfillment of any post delivery obligations, as evidenced in writing by the customer. Product sales with post-delivery obligations generally relate to professional services, including installation services or other projects. Professional services revenue is not recognized until the services have been completed, as evidenced in writing by the customer. In transactions where we sell directly to an end user, generally there are no acceptance clauses. However, we also sell to leasing companies who in turn lease the product to their lessee, the end user. For this type of sale, generally there are lessee acceptance criteria in the purchase order or contract. For these transactions, we defer the revenue until written acceptance is received from the lessee.

Product returns are estimated in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (Statement 48). Customers have a limited right of return which allows them to return non-conforming products. Accordingly, reserves for estimated future returns are provided in the period of sale based on contractual terms and historical data.

In bundled sales transactions that include software combined with hardware and services, the software is considered incidental to the overall product solution, and therefore we apply EITF 00-21 to account for these multiple element transactions – see disclosure under “Multiple element arrangements” below. For sales transactions that include software products on a stand-alone basis, coupled with software maintenance contracts, we apply Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2) as amended by Statement of Position 98-9 “Modification of SOP 97-2 with Respect to Certain Transactions” (SOP 98-9), whereby the residual method is employed. Revenue is recognized from software licenses at the time the license is delivered to the customer, provided all the revenue recognition criteria noted above have been met. We recognize revenue from software maintenance agreements ratably over the term of the related agreement.

Service revenue

Service revenue is primarily generated from the sale of professional services, maintenance contracts and time and materials billings. The following describes how we account for service transactions, provided all the other revenue recognition criteria noted above have been met.

Professional services revenue, which includes installation, training, consulting and engineering services, is recognized upon completion of the services. If the professional service project includes independent milestones, revenue is recognized as milestones are met and upon formal acceptance from the customer.

Maintenance revenue is generated from the sale of hardware and software maintenance contracts. These contracts generally range from one to three years. Maintenance revenue is recorded as deferred revenue and is recognized as revenue ratably over the term of the related agreement.

Multiple element arrangements

We consider sales contracts that include a combination of systems, software or services to be multiple deliverable arrangements. Revenue recognition with multiple deliverables whereby software is incidental to the overall product solution is governed by EITF 00-21. An item is considered a separate element if it involves a separate earnings process. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we employ the residual method, whereby we defer the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Discounts are allocated only to the delivered elements. Fair value is determined by examining renewed service contracts and based upon the price charged when the element is sold separately or prices provided by vendors if sufficient standalone sales information is not available. Undelivered elements typically include installation, training, warranty, maintenance and professional services.

Other

We consider sales transactions that are initiated by EMC and jointly negotiated and closed by EMC and MTI’s sales-force as Partner Assisted Transactions (PATs). We recognize revenue from PATs on a gross basis because MTI bears the risk of returns and collectability of the full accounts receivable. Product revenue of the delivered items is recorded at residual value upon pickup by a common carrier for FOB origin shipments. For FOB destination shipments, product revenue is recorded upon delivery to the customer. If MTI subcontracts the undelivered items such as maintenance and professional services to EMC or other third parties, we record the costs of those items as deferred costs and amortize the costs using the straight-line method over the life of the contract. We defer the revenue for the undelivered items at fair value based upon list prices with EMC according to EITF 00-21. At times, our customers prefer to enter into service agreements directly with EMC. In this instance, we may assign the obligation to perform services to EMC, or other third parties, and therefore, we do not record revenue nor defer any costs related to the services. Finally, upon assignment of maintenance and professional services to EMC, EMC may elect to subcontract the professional services to MTI. In this case, we defer the revenue for the professional services at fair value according to EITF 00-21.

For certain sales transactions, an escrow account is utilized to facilitate payment obligations between all parties involved in the transaction. In these transactions, generally the end-user or lessor will fund payment into the escrow account and the bank will distribute the payment to each party in the transaction pursuant to mutually agreed upon escrow instructions. We only receive cash which represents the net margin on the sales transaction. For these transactions, we recognize revenue on a net basis as MTI does not bear credit risk in the transaction.

We may allow customers that purchase new equipment to trade-in used equipment to reduce the purchase price under the sales contract. These trade-in credits are considered discounts and are allocated to the delivered elements in accordance with EITF 00-21. Thus, product revenue from trade-in transactions is recognized net of trade-in value.

Shipping

Products are generally drop-shipped directly from suppliers to MTI’s customers. Upon the supplier’s delivery to a carrier, title and risk of loss pass to MTI, and for FCA origin shipments, simultaneously passes to the customer. Revenue is recognized at the time of shipment when shipping terms are FCA origin point as legal title and risk of loss to the product pass to the customer. For FCA destination shipments, revenue is recorded upon delivery to the customer. For legacy sales, product is shipped from our facility in Ireland. MTI retains title and risk of loss until the product clears U.S. customs and therefore revenue is not recognized until the product clears customs for FCA origin shipments and upon delivery to the customer for FCA destination shipments.

Product warranty. We generally record warranty expense at the time revenue is recognized and maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty calls and repair cost. In the third quarter of fiscal year 2004, we reviewed our historical costs of warranty for EMC products sold since the inception of the reseller agreement with EMC on March 31, 2003. We updated this review on a quarterly basis through the second quarter of fiscal year 2005. Based on these reviews, and given the favorable warranty rate experienced on EMC products, we determined that it was not necessary to record any additional provision for warranty related to EMC products for the third and fourth quarters of fiscal year 2004 and in the first quarter of fiscal year 2005. In the second quarter of fiscal year 2005, we began recording additional warranty provision based on historical warranty costs and expected future warranty claims. We will continue to assess the adequacy of the warranty accrual each quarter. The recorded warranty rate for EMC products will likely be lower than fiscal 2004 given our favorable warranty experience with EMC products. Should actual warranty calls and repair cost differ from our estimates, the amount of actual warranty costs could materially differ from our estimates.

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

Income taxes. We are required to estimate our income taxes, which includes estimating our current income taxes as well as measuring the temporary differences resulting from different treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets or liabilities. We apply Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (Statement 109); under the asset and liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse, net of a valuation allowance. We have recorded a full valuation allowance against our deferred tax assets as management has determined that it is more likely than not that these assets will not be utilized. In the event that actual results differ from our estimates, our provision for income taxes could be materially impacted.

Valuation of goodwill. We assess the impairment of goodwill in accordance with Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (Statement 142) on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends. Upon the adoption of Statement 142 and the completion of the transitional impairment test in fiscal year 2002, we concluded that there was no impairment of goodwill. We completed our annual assessment for goodwill impairment in the fourth quarter of fiscal year 2004. Based upon factors such as the market valuation approach, comparison between the reporting units’ estimated fair value using discounted cash flow projections over the next three years, and carrying value, we concluded that there was no impairment of our goodwill. Changes in assumptions and estimates included within this analysis could produce significantly different results than those identified above and those recorded in the consolidated financial statements. No events occurred in the first quarter and second quarter of fiscal year 2005 that caused us to further update our goodwill impairment assessment. We will update our assessment during the fourth quarter of fiscal year 2005 or as other facts and circumstances indicate.

Inventories. Our inventory consists of logistics inventory and production inventory. Logistics inventory is used for product under maintenance contracts and warranty, and is not for sale. As of October 2, 2004, we had net logistics inventory of $2.6 million, of which substantially all of such inventory is related to legacy products, and net production inventory of $4.4 million. Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and future sales forecasts. Historically, we used rolling forecasts based upon anticipated product orders to determine our component and product inventory requirements. As a reseller, we procure inventory primarily upon receipt of purchase orders from customers; as such, the risk of EMC production inventory obsolescence is low. Our logistics inventory reserve is based on a combined analysis of historical usage, current and anticipated maintenance contract renewals and future product sales. If we overestimate our product or component requirements, we may have excess inventory, which could lead to additional excess and obsolete charges.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 2,	OCTOBER 4,	OCTOBER 2,	OCTOBER 4,
	2004	2003	2004	2003
Net product revenue	70.9%	54.6%	68.7%	51.0%
Service revenue	29.1	45.4	31.3	49.0

Total revenue	100.0	100.0	100.0	100.0

Product gross profit	24.8	21.3	24.4	24.2
Service gross profit	18.2	29.5	20.0	31.0

Gross profit	22.9	25.0	23.0	27.5
Selling, general and administrative	30.5	34.9	30.2	37.3
Research and development	—	—	—	2.0
Restructuring charges	—	(1.2)	—	(0.6)

Operating loss	(7.6)	(8.6)	(7.1)	(11.3)
Interest and other expense, net	(0.3)	(0.2)	(0.4)	(0.2)
Gain (loss) on foreign currency transactions	0.1	0.4	0.2	(0.5)
Income tax expense	—	—	—	—

Net loss	(7.9)%	(8.4)%	(7.4)%	(12.0)%

Net Product Revenue: Net product revenue for the second quarter of fiscal year 2005 increased $11.1 million, or 99% from the same quarter of the prior year. This increase was comprised of a $9.1 million and $2.0 million, or 183% and 32%, increase in domestic and international product revenue, respectively. The increase in net product revenue is primarily a result of entering into the EMC reseller agreement in the fourth quarter of fiscal year 2003. Our ability to sell EMC products has enabled us to further penetrate the mid-range storage market. At the end of the second quarter of fiscal year 2005, we had a total worldwide sales headcount of 123 compared to 73 for the same quarter of the prior year. This increase in headcount has enabled us to sell products to new name accounts in new regions and to further leverage our relationship with EMC. The product revenue increase is the direct result of our focus on building our EMC relationship and to further develop our expertise in selling the EMC product line. The increase in net product revenue was driven primarily by strong demand for EMC server and software products, which generally have a higher average selling price than our proprietary products. Server, software and tape library product revenue for the second quarter of fiscal year 2005 increased from the same quarter of the prior year by $9.3 million, $2.1 million and $0.1 million, respectively. The slight increase in tape library revenue is attributable to a shift in focus towards developing expertise selling the EMC product set. Server, software and library revenue accounted for 76%, 14% and 10% of total product revenue in the second quarter of fiscal year 2005 as compared to 72%, 9% and 19% in the same quarter of the prior year, respectively. For the second quarter of fiscal year 2005, sales of EMC products represented $17.3 million, or 78% of total product revenue compared with $6.8 million or 61% of total product revenue for the same period of the previous year. We ended our second quarter of fiscal year 2005 with an order backlog of $5.3 million, as compared to an order backlog of $2.1 million in the same quarter of the prior year.

Net product revenue for the first six months of fiscal year 2005 increased $20.0 million, or 102% from the same period of the prior year. The increase was attributable to a $17.5 million and $2.5 million, or 199% and 23%, increase in domestic and international product revenue, respectively. The increase in net product revenue is primarily attributable to the same reasons noted above. Server and software product revenue for the first six months of fiscal year 2005 increased from the same period of the prior year by $16.9 million and $4.6 million, respectively, offset by a decrease of $0.7 million from tape library sales. The decline in tape library revenue is attributable to a shift in focus towards developing expertise selling the EMC product set. Server, software and library revenue accounted for 74%, 16% and 10% of total product revenue for the first six months of fiscal year 2005 as compared to 67%, 9% and 24% in the same period of the prior year, respectively. For the first six months of fiscal year 2005, sales of EMC products represented $30.1 million, or 76% of total product revenue, compared with $9.2 million or 47% of total product revenue for the same period of the previous year.

Service Revenue: Service revenue for the second quarter of fiscal year 2005 decreased by $0.1 million, or 2% from the same quarter of the prior year. Domestic service revenue decreased $0.6 million which was partially offset by a $0.5 million increase in international service revenue. This decrease was attributable to decreased maintenance revenue of $1.3 million, offset by increased professional services revenue of $1.2 million. On March 31, 2003, we became a reseller and service provider of EMC Automated Networked Storage Systems and software. Commencing with the sale of the EMC array of products, most EMC hardware products are sold with up to a 3-year 24x7 warranty. As a result, the revenue associated with post-warranty service contracts for those hardware product sales will not occur until expiration of the warranty period. This factor, along with non-renewals of prior maintenance contracts, caused service revenues to decrease compared to the second quarter ended October 4, 2003. However, as sales of EMC products increase, we expect that sales of back-up products, which are not a part of the EMC reseller agreement, will increase and those products typically carry shorter warranty periods thus providing an opportunity for increased maintenance contracts. Another factor that contributed to the decrease in maintenance revenue is the expiration of maintenance contracts without offsetting renewed and new maintenance contracts related to MTI-branded products. A third factor contributing to the decrease in service revenue is that in certain PATs, we assign the services to EMC and we are responsible for product fulfillment only. This occurs when either MTI does not have the skill set necessary to deliver the service components or EMC chooses to retain control of the service contract at a specified customer account. In order to mitigate these decreases, we have become a member of the EMC Authorized Services Network and are now able to provide end-to-end professional service for EMC’s CLARiiON family of systems. This has led to increased professional services revenue compared to the second quarter ended October 4, 2003. We are focused on building our professional services business and plan to add resources to this area in order to continue to drive increased professional services revenue. If we are successful in executing our growth strategy, we expect our professional services revenue to continue to increase.

Service revenue for the first six months of fiscal year 2005 decreased by $0.8 million, or 4% from the same period of the prior year. This decrease was attributable to decreased maintenance revenue of $2.9 million, offset by increased professional services revenue of $2.1 million. The decrease in maintenance revenue and the increase in professional services revenue is attributable to the factors noted above.

Product Gross Profit: Product gross profit was $5.5 million for the second quarter of fiscal year 2005, an increase of $3.2 million or 133% from the same quarter of the prior year. The gross profit percentage of net product sales was 25% for the second quarter of fiscal year 2005 as compared to 21% for the same quarter of the prior year. In the first quarter of fiscal year 2005, we became an EMC Premier Velocity Partner, which has allowed us to earn certain service and performance based rebates. In the second quarter of fiscal year 2005 we recorded service and performance rebates of $0.5 million. No rebates were earned in the second quarter of fiscal year 2004, resulting in a favorable impact to product margin percentage. Also contributing to the increased product margin percentage in the second quarter of fiscal year 2005 were increased standard product margins on a transaction-by-transaction basis. A third factor contributing to the increased product margin percentage in the second quarter of fiscal year 2005, was that, as a result of favorable warranty claim experience, we accrued for warranty claims on EMC products at a lower rate than compared to the same quarter of the prior year. This resulted in a decrease in warranty expense of $0.1 million compared to the second quarter of fiscal year 2004.

Product gross profit was $9.7 million for the first six months of fiscal year 2005, an increase of $4.9 million or 104% from the same period of the prior year. The gross profit percentage of net product sales for the first six months of fiscal year 2005 was comparable to the same period of the prior year at 24%. Although we sold a higher mix of legacy product in the first six months of fiscal year 2004, which generally have higher margins than EMC product, product margins remained comparable mainly due to the introduction of the performance based rebates and the impact of the reduced warranty accrual rate. In the first six months of fiscal year 2005, we recorded performance rebates of $0.9 million. No such rebates were earned in the same period of the prior year. Also, our warranty expense decreased $0.4 million compared to the first six months of fiscal year 2005 due to favorable warranty claim experience.

Service Gross Profit: Service gross profit was $1.7 million for the second quarter of fiscal year 2005, a decrease of $1.1 million, or 39% from the same quarter of the prior year. The service gross profit percentage was 18% in the second quarter of fiscal year 2005 compared to 30% in the same quarter of the prior year. We attribute the decreases in service gross profit and gross profit percentage to reduced field service revenue, particularly maintenance revenue which is supported by a relatively fixed cost structure. Although overall service revenue has only decreased by $0.1 million, maintenance revenue has decreased $1.3 million, partially offset by an increase in professional service revenue of $1.2 million. In order to drive increased professional services revenue, we incurred increased costs related to additional headcount of $0.4 million, as well as increased expense related to subcontracted professional services. During the second quarter of fiscal year 2005, we incurred approximately $0.3 million in expense related to subcontracted professional services. As we continue to grow our professional service business and gain expertise in servicing EMC products, we expect that our subcontracted professional service expense will decrease, thereby improving service gross profit.

Service gross profit was $3.6 million for the first six months of fiscal year 2005, a decrease of $2.2 million, or 38% from the same period of the prior year. The service gross profit percentage was 20% for the first six months of fiscal year 2005, compared to 31% for the same period of the prior year. The decreases in service gross profit and gross profit percentage for the first six months of fiscal year 2005 are due to the same factors noted above.

Selling, General and Administrative: Selling, general and administrative expenses for the second quarter of fiscal year 2005 increased $2.5 million, or 35% from the same quarter of the prior year. As a percentage of total revenue, selling, general and administrative expenses for the second quarter of fiscal year 2005 were 31% as compared to 35% for the same quarter of the prior year. The increase in selling, general and administrative expenses was primarily due to the increase in salaries and related benefits of $1.7 million, which included an increase in severance of $0.2 million and commissions of $0.4 million. The increase in commissions is a result of increased revenue. Employment fees to placement agencies increased by $0.3 million and travel and lodging increased by $0.1 million. The increase in salaries and related benefits, employment fees and travel and lodging expenses is due to increased headcount.

Selling, general and administrative expenses for the first six months of fiscal year 2005 increased $3.1 million, or 22% over the same period of the prior year. As a percentage of total revenue, selling, general and administrative expenses for the first six months of fiscal year 2005 were 30% as compared to 37% for the same period of the prior year. The increase in selling, general and administrative expenses was primarily due to a $2.5 million increase in salary and related benefits expense, a $0.4 million increase in employment fees paid to placement agencies and a $0.3 increase in travel and lodging expense. These increases were partially offset by a $0.2 million decrease in outside purchases for audit and tax services. As noted above, the increase in salaries and related benefits expenses is due to increased headcount.

Research and Development: We did not incur research and development expenses during the three and six months ended October 2, 2004. In the second quarter of fiscal year 2004, we eliminated research and development expenditures due to our strategy shift from a producer of proprietary products to a reseller of EMC products. We determined that EMC’s research and development functions overlap the integration and testing function that we historically performed and, therefore, we decided not to invest further on research and development activities. We do not expect to incur additional research and development expenses in the future.

Restructuring: We did not incur restructuring charges during the three and six months ended October 2, 2004. In the second quarter of fiscal year 2004, we reversed $0.3 million in restructuring charges due to higher than anticipated lease payments from sub-lessees.

Interest and Other Expense, Net: Interest and other expense, net for the second quarter of fiscal year 2005 was $0.1 million, as compared $0.03 million for the same quarter of the prior year. The increase in expense was primarily due to increased interest expense of $0.1 million due to higher borrowing on our line of credit during the three months ended October 2, 2004.

Interest and Other expense, net for the first six months of fiscal year 2005 was $0.25 million, as compared to $0.06 million for the same period of the prior year. The increase in expense was primarily due to increased interest expense of $0.2 million due to higher borrowing on our line of credit during the six months ended October 2, 2004.

Gain on Foreign Currency Transactions: We recorded a $0.04 million gain on foreign currency transactions during the second quarter of fiscal year 2005, as compared to a $0.08 million gain in the same quarter of the prior year.

Foreign exchange gain was $0.09 million during the first six months of fiscal year 2005, as compared to foreign exchange loss of $0.20 million for the same period of the prior year. The increase in the gain on foreign currency transactions was primarily due to the termination of our hedging program to conserve cash in the first quarter of fiscal year 2004. We recognized a $0.3 million loss when we closed out the hedge contract. We had no such hedges in place during the first six months of fiscal year 2005.

Liquidity and Capital Resources

As of October 2, 2004, working capital was $13.1 million, as compared to $2.7 million as of April 3, 2004. We had cash and cash equivalents of $13.5 million as of October 2, 2004, as compared to $3.0 million as of April 3, 2004. The $10.5 million increase in cash and cash equivalents was primarily the result of $14.4 million in net proceeds received from the issuance of Series A Convertible Preferred Stock and $1.6 million net borrowings on the Comerica line of credit. These increases in cash and cash equivalents were offset by $5.2 million use of cash from operating activities, mainly due to increased accounts receivable of $6.2 million. The increase in accounts receivable results from an increase in sales of 50.2% during the six months ended October 2, 2004 over the same period of the prior year coupled with a significant portion of sales occurring during the last month of the quarter. If we are able to execute our growth strategy, we expect cash used in operations to decrease throughout fiscal year 2005, primarily as a result of increased revenue generated from sales of EMC products as well as increased revenue from our professional services organization. The increase in cash was also slightly offset by capital expenditures of $0.5 million. Due to our plan to increase headcount in fiscal year 2005, we expect that our capital expenditures will increase mainly due to the purchase of additional computer equipment.

In November 2002, we entered into a loan agreement with Comerica Bank for a line of credit of $7.0 million at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by the Canopy Group, Inc., our major stockholder. Canopy’s guarantee is secured by a lien on all of our assets. On June 18, 2004, we received an extension on the letter of credit until June 30, 2005. Also on June 18, 2004, we received a renewal on the Comerica line of credit until May 31, 2005.

In the first quarter of fiscal year 2005, the Company executed a letter of credit with Comerica bank for $6.0 million, for the benefit of EMC. This additional letter of credit is incremental to the existing EMC credit line of $5.0 million, thereby extending our purchasing credit limit with EMC to $11.0 million. This additional letter of credit is secured by a $6.0 million certificate of deposit, which has a seven day maturity with automatic renewal.

The Comerica loan agreement contains negative covenants placing restrictions on our ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. Although we are currently in compliance with all of the terms of the Comerica loan agreement, and believe that we will remain in compliance, there can be no assurance that we will be able to continue to borrow under the Comerica loan agreement through the expiration date. Upon an event of default, Comerica may terminate the Comerica loan agreement and declare all amounts outstanding immediately due and payable. As of October 2, 2004, there was $5.5 million outstanding and $1.5 million available for borrowing under the Comerica line of credit.

On June 17, 2004, we sold 566,797 shares of Series A Convertible Preferred Stock (the “Series A”) in a private placement financing at $26.46 per share, which raised $14.4 million in net proceeds (exclusive of the investment bank fees discussed below). The sale included issuance of warrants to purchase 1,634,308 shares of our common stock with an exercise price of $3.10 per share. The warrants are exercisable on or after December 20, 2004, and expire on June 17, 2015. The shares of common stock into which the warrants are exercisable represent twenty-five percent (25%) of the aggregate number of shares of common stock into which the Series A are convertible plus an additional 207,315 shares of common stock. Each share of the Series A is convertible into common stock any time at the direction of the holders, at an initial conversion rate of ten shares of common stock for each share of Series A, subject to adjustments upon certain dilutive issuances of securities by the Company. The Series A is convertible into common stock at the initial stated Series A price per share. As part of the private placement, a representative of the investors has joined our Board of Directors. EMC was a participating investor in the private placement, contributing $4 million of the $15 million gross proceeds raised.

Subsequent to the second quarter of fiscal year 2005, the Company reached a settlement with an investment bank regarding the amount of fees related to the Series A offering; reducing the fees owed to the investment bank by $0.3 million. In October 2004, the Company paid $0.7 million to the investment bank. As of October 2, 2004, the Company has accrued for this amount as a reduction to preferred stock (Note 3).

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

The following represents a comprehensive list of our contractual obligations and commitments as of October 2, 2004:

	Payments Due by Fiscal Period (in millions)
	Total	2005	2006	2007	2008	2009	Thereafter
Line of Credit	$5.6	$5.6	—	—	—	—	—
Operating Lease Obligations	9.4	2.1	2.7	1.5	1.0	0.40	1.7
Capital Lease Obligations	0.2	0.1	0.1	—	—	—	—

	$15.2	$7.8	$2.8	$1.5	$1.0	$0.40	$1.7

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our European operations transact in foreign currencies which exposes us to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound Sterling and the Euro. We have utilized and may, in the future, utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks. In order to conserve cash, we decided to end our hedging program as of the end of May 2003. As of October 2, 2004, we had no outstanding forward contracts. Should we decide to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks, there can be no assurance that such actions will successfully reduce our exposure to financial market risks.

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

In the second quarter of fiscal year 2005, we began our implementation project of section 404 of the Sarbanes-Oxley Act. We have engaged a third party consulting firm to assist us in this effort. We are currently in the planning and scoping phase of the project. We are required to be in compliance with section 404 by the end of fiscal year 2006.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on September 8, 2004. There was no solicitation in opposition to management’s nominees as listed in the Company’s proxy statement and all such nominees – Thomas P. Raimondi, Franz L. Cristiani, Val Kreidel, Darcy G. Mott, John Repp, Kent D. Smith, Ralph J. Yarro, III, and Michael Pehl — were elected as directors for a one year term. The stockholders also approved amendments to the Company’s bylaws and ratified the selection of Grant Thornton, LLP as our independent auditors for fiscal year 2005.

The results of the votes for each of these proposals were as follows:

1. Election of Directors:

	FOR	WITHHELD
Thomas P. Raimondi	32,605,712	701,930
Franz L. Cristiani	33,040,820	266,822
Val Kreidel	33,040,320	267,322
Darcy G. Mott	32,883,782	423,860
John Repp	32,453,449	854,193
Kent D. Smith	32,882,552	425,090
Ralph J. Yarro, III	33,025,120	282,522
Michael Pehl	33,046,220	261,422

2. Ratification of selection of Grant Thornton, LLP as our independent auditors for fiscal year 2005:

FOR	33,074,382
AGAINST	220,060
ABSTAIN	13,200
BROKER NON-VOTES	0

3. Approval of amendments to the Company’s bylaws to repeal requirement of a classified Board of Directors:

FOR	32,992,885
AGAINST	272,027
ABSTAIN	42,730
BROKER NON-VOTES	0

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

See index to Exhibits on page 29 of this report

(b)	Reports on Form 8-K:

A Current Report on Form 8-K, dated August 9, 2004, was furnished to the SEC during the second quarter of 2005 pursuant to Item 12 containing the press release relating to the Company’s financial results for the quarter ended July 2, 2004. A Current Report on Form 8-K, dated September 9, 2004 was filed with the SEC during the second quarter of 2005 pursuant to Item 1.01, Entry into a Material Definitive Agreement, disclosing the departure of the Company’s current Chief Financial Officer and the arrival of his successor.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of November, 2004.

MTI TECHNOLOGY CORPORATION

By:	/s/ Todd Schaeffer

Todd Schaeffer
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.97	Legato Authorized Technical Support Provider Agreement between Legato Software and the Company, dated September 3, 2003

10.98	Amendment #2 to Reseller Agreement between Legato Software Division, EMC Corporation and the Company, dated June 1, 2004.

10.99	Amendment #2 to Reseller Agreement between EMC Corporation and the Company, dated August 26, 2004.

10.100	Amendment No. 1 to Investor Rights Agreement by and among the Company and the investors named therein, dated August 30, 2004.

10.101	Second Amended and Restated Bylaws of the Company, dated September 29, 2004.

10.102	Reseller Agreement between McData Corporation and the Company, dated September 29, 2004

10.103	Authorized Technical Support Provider Renewal Agreement between EMC Corporation, successor in interest to Legato Systems Inc. and the Company, dated September 3, 2004

10.104	Change of Control Agreement dated November 17, 2004, between Scott Poteracki and the Company.

10.105	Indemnification Agreement dated November 17, 2004 between Scott Poteracki and the Company.

10.106	Confidentiality and Nondisclosure Agreement dated November 17, 2004 between Scott Poteracki and the Company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).