Form 10-K/A
period 2004-04-03
MTI TECHNOLOGY CORP
filed 2004-12-23
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 3)

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

DOCUMENTS INCORPORATED BY REFERENCE

     None.

EXPLANATORY NOTE

     On September 30, 2004, in connection with its earlier filing of a Registration Statement on Form S-3, MTI Technology Corporation received a letter from the U.S. Securities and Exchange Commission commenting upon MTI’s disclosure in the registration statement and, because the registration statement incorporates by reference MTI’s periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended, also commenting upon MTI’s disclosure in its Annual Report on Form 10-K for its fiscal year ended April 3, 2004. This Amendment No. 3 to Form 10-K is being filed to reflect revisions to MTI’s prior disclosures prompted by the SEC’s comments. While certain footnote disclosure in the financial statements has been modified, this Amendment does not include any changes to the financial results reported in the financial statements included in MTI’s original Form 10-K.

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

     As of March 31, 2003, we have become a reseller and service provider of EMC Automated Networked Storage™ systems and software, pursuant to a reseller agreement with EMC Corporation, a world leader in information storage systems, software, networks and services. Although we intend to focus primarily on EMC products, we will continue to support and service our customers that continue to use our MTI-branded RAID controller technology and our partnered independent storage technology. We believe that we can differentiate ourselves through our ability to offer a full spectrum of services on a wide range of storage products covering online storage, replicated site environments and data protection from leading technology companies. We sell our solutions and services to Global 2000 companies for their data center computing environments.

     Under the terms of the EMC reseller agreement, we will combine our core services capabilities, including storage networking assessment, installation, resource management and enhanced data protection, with the complete line of EMC Automated Networked Storage systems and software, focusing on the CLARiiON® family of systems. We are developing and implementing solutions that incorporate a broad array of third party products which, we believe, are the finest commercial technologies available to meet customer requirements in the areas of Storage Area Networks, Network Attached Storage, high-availability systems for enhanced business continuance, data protection systems incorporating enhanced backup and recovery, Information Lifecycle Management (“ILM”), archiving and tape automation, while minimizing our past dependencies on MTI-branded RAID controller technology. We also enhance the value of our storage solutions through our 24 hour, seven days per week support and service infrastructure, which includes an international network of 113 on-site field engineers, a storage solution laboratory, and our global technical support centers. The sale of EMC products accounted for 52% of product revenue in fiscal year 2004. The terms of the EMC reseller agreement do not allow us to sell data storage hardware that competes with EMC products.

     We differentiate ourselves from other resellers of EMC products in the following two ways: 1) We are the only EMC reseller that sells EMC products exclusively. We believe this gives us an advantage over other resellers in that we receive sponsorship from EMC in the way of favorable pricing, rebates and access to training; 2) We are a service-enabled EMC reseller. Many resellers only sell hardware and software and rely on other service providers to fulfill the maintenance and professional services requirements for their customers. Not only do we sell hardware and software, we are able to provide a full offering of professional services and maintenance to our customers.

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

     We have a history of recurring losses and net cash used in operations. In fiscal years 2003 and 2004 we incurred net losses of $11.2 million and $3.9 million, respectively. Our cash used in operations was $10.9 million in fiscal year 2004. We had $2.7 million in working capital as of April 3, 2004. Our future growth is dependent upon many factors, including but not limited to, recruiting, hiring, training and retaining significant numbers of qualified personnel, forecasting revenues, controlling expenses and managing assets. If we are not successful in these areas, our future results of operations could be adversely affected.

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

     Also during fiscal year 2004, as a result of our increased sales volume, we became an EMC Premier Velocity Partner. This designation entitles us to more favorable pricing structures as well as additional sponsorship from EMC.

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

Item 6. Selected Financial Data

	Fiscal Year Ended
	April 3,	April 5,	April 6,	April 7,	April 1,
	2004	2003	2002	2001	2000
Selected Statement of Operations Data:
Net product revenue	$46,442	$40,101	$69,519	$111,820	$177,770
Service revenue	36,723	42,285	48,399	49,870	49,327

Total revenue (1)	83,165	82,386	117,918	161,690	227,097
Product gross profit (2)	8,943	7,153	13,053	39,291	71,202
Service gross profit	10,333	14,645	18,648	14,628	18,871

Gross profit (1)	19,276	21,798	31,701	53,919	90,073
Operating expense:
Selling, general and administrative	26,405	27,754	43,211	66,249	64,506
Research and development	776	5,238	12,742	19,095	16,017
Restructuring charges, net	(211)	1,467	4,911	393	—

Total operating expenses	26,970	34,459	60,864	85,737	80,523
Operating income (loss)	(7,694)	(12,661)	(29,163)	(31,818)	9,550
Other income, net (3)	631	1,008	4,182	4,258	3,822
Gain (loss) on foreign currency transactions	29	639	(542)	(552)	(323)
Equity in net loss and write-down of net investment of affiliate	—	—	(9,504)	(4,800)	(2,824)

Income (loss) before income taxes	(7,034)	(11,014)	(35,027)	(32,912)	10,225
Income tax expense (benefit) (4)	(3,168)	205	24,598	3,529	(15,095)
Net income (loss)	$(3,866)	$(11,219)	$(59,625)	$(36,441)	$25,320

Earnings (loss) per share:
Basic	$(0.12)	$(0.34)	$(1.83)	$(1.13)	$0.84

Diluted	$(0.12)	$(0.34)	$(1.83)	$(1.13)	$0.76

Weighted average shares used in per share computations:
Basic	33,482	32,852	32,548	32,233	30,268

Diluted	33,482	32,852	32,548	32,233	33,232

Selected Balance Sheet Data:
Cash and cash equivalents	$3,017	$9,833	$8,420	$16,320	$8,791
Working capital	2,743	2,071	8,263	27,514	51,434
Total assets	46,612	44,556	61,698	128,960	180,947
Short-term debt	4,109	1,901	2,035	127	1,500
Long-term debt, less current maturities	95	286	461	621	—
Total stockholders’ equity	7,141	8,974	20,113	78,750	113,495

(1)	On March 31, 2003, we became an exclusive reseller of EMC products and services. See further discussion of this transition and its impact on results of operations in the “Results of Operations” section of Management’s Discussion and Analysis.

(2)	Includes charges related to inventory write-offs of $2,281, $2,825, $8,850, $1,950 and $1,469 for fiscal years 2000, 2001, 2002, 2003 and 2004, respectively.

(3)	Includes $4,800, $4,800 and $3,600 in fiscal year 2000, 2001 and 2002, respectively, related to the gain on sale of patents. See note 12 of the Notes to Consolidated Financial Statements. Includes $1,200 in fiscal year 2003 related to the gain on sale of SCO common stock.

(4)	Includes tax expense and (benefit) related to deferred tax asset valuation allowance adjustments of $(15,100), $9,000 and $24,300 for fiscal years 2000, 2001 and 2002. Fiscal year 2004 includes a tax benefit of $(3,200) related to an IRS settlement refund. See note 8 to the Notes to the Consolidated Financial Statements.

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

Executive Overview

     MTI Technology Corporation is a system integrator providing storage solutions for the mid-range enterprise market primarily designed around EMC products. We generate revenues from the resale of third-party hardware and software products and the sale of professional services and maintenance contracts. Prior to March 31, 2003, the Company was a manufacturer of proprietary hardware and software products targeting the mid-range enterprise market.

     The recent shift in strategy from a developer of technology to a reseller of third-party solutions has had the following primary financial implications:

•	We recorded an increase in product revenue in each quarter of fiscal 2004 and significantly increased the number of new customers compared to fiscal 2003. The growth in product revenue and penetration of new accounts can be attributed to designing solutions around EMC products which are well regarded in the industry.

•	Maintenance revenue has been negatively impacted due to the comprehensive warranty characteristics of EMC products. We resell EMC hardware products with up to a three year warranty with a seven day, twenty-four hour service level. In contrast, MTI proprietary products were generally sold with a one year warranty with a five day, nine hour service level. Therefore, the sale of proprietary products provided an opportunity to generate maintenance revenue earlier due to the shorter warranty period and allowed the Company to generate maintenance revenue during the warranty period by selling maintenance contracts increasing the service level to seven days a week, twenty-four hours a day.

•	We eliminated research and development costs and significantly reduced manufacturing and marketing expenses. These cost reductions were primarily the result of reductions in staff and the abandonment of underutilized facilities.

•	We have experienced reduced product margins due to the reliance on EMC to develop and manufacture the products we resell.

  We believe the new business strategy provides a significant opportunity to grow revenues, expand margins and achieve profitability. In order to be successful we believe we must continue to invest in our professional services organization by adding skilled labor and infrastructure. This provides the best opportunity to achieve profitability as we gain expertise in developing highly complex solution sets that few companies can deliver. In order to make the necessary investment in our professional service organization we require significant working capital. To address this concern, in the first quarter of fiscal year 2005 we raised $15 million in a private placement led by Advent International.

     Our exclusive reliance on EMC products as the core product solution has inherent challenges such as obtaining sufficient product quantities to satisfy customer requirements, developing the ability to ship products to meet customer imposed deadlines, developing the ability to control the cost of the product, and developing the ability of EMC to respond to changing technology.

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

     Revenue recognition. We derive revenue from sales of products and services. The following summarizes the major terms of the contractual relationships with customers and the manner in which we account for sales transactions.

Product Revenue

     Product revenue consists of the sale of disk and tape based hardware and software. We recognize revenue pursuant to Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) and Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104). In accordance with these revenue recognition guidelines, if the arrangement between MTI and the customer does not require significant production, modification, or customization of hardware or software, revenue is recognized when all of the following criteria are met:

o	persuasive evidence of an arrangement exists

o	delivery has occurred

o	fee is fixed or determinable

o	collectibility is probable

     Generally, product sales are not contingent upon customer testing, approval and/or acceptance. However, if sales require customer acceptance or include significant post-delivery obligations, revenue is recognized upon customer acceptance or fulfillment of any post delivery obligations. Product sales with post-delivery obligations generally relate to professional services, including installation services or other projects. Professional services revenue is not recognized until the services have been completed. In transactions where we sell directly to an end user, generally there are no acceptance clauses. However, we also sell to leasing companies who in turn lease the product to their lessee, the end user. For this type of sale, generally there are lessee acceptance criteria in the purchase order or contract. For these transactions, we defer the revenue until written acceptance is received from the lessee. Generally, our credit terms with customers range from net 30 to net 60.

     Product returns are estimated in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (Statement 48). Customers have a limited right of return which allows them to return non-conforming products. Accordingly, reserves for estimated future returns are provided in the period of sale based on contractual terms and historical data and are recorded as a reduction of revenue.

     In bundled sales transactions that include software combined with hardware and services, the software is considered incidental to the overall product solution, and therefore we apply EITF 00-21 to account for these multiple element transactions – see disclosure below. Sales of software products on a standalone basis are not frequent. These sales are generally “add-on” sales to customers that have previously purchased hardware. For sales transactions that include software products on a stand-alone basis, coupled with software maintenance contracts, we apply Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2) as amended by Statement of Position 98-9 “Modification of SOP 97-2 with Respect to Certain Transactions” (SOP 98-9). The total arrangement revenue is allocated between the software and the services using the residual method, whereby revenue is first allocated to the undelivered element, the services, using VSOE. VSOE for software service contracts is established based on stand-alone renewal rates. Revenue is recognized from software licenses, provided all the revenue recognition criteria noted above have been met, at the time the license is delivered to the customer. We recognize revenue from software maintenance agreements ratably over the term of the related agreement.

Service revenue

     Service revenue is generated from the sale of professional services, maintenance contracts and time and materials billings. The following describes how we account for service transactions, provided all the other revenue recognition criteria noted above have been met.

     Generally, professional services revenue, which includes installation, training, consulting and engineering services, is recognized upon completion of the services. If the professional service project includes independent milestones, revenue is recognized as milestones are met and upon acceptance from the customer.

     Maintenance revenue is generated from the sale of hardware and software maintenance contracts. These contracts generally range from one to three years. Maintenance revenue is recorded as deferred revenue and is recognized as revenue ratably over the term of the related agreement.

Multiple element arrangements

     We consider sales contracts that include a combination of systems, software or services to be multiple element arrangements. Revenue recognition with multiple elements whereby software is incidental to the overall product solution is recorded in accordance with EITF 00-21. An item is considered a separate element if it involves a separate earnings process. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we use the residual method, whereby we defers the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Discounts are allocated only to the delivered elements. Fair value is determined by examining renewed service contracts and based upon the price charged when the element is sold separately or prices provided by vendors if sufficient standalone sales information is not available. Undelivered elements typically include installation, training, warranty, maintenance and professional services.

Other

     We consider sales transactions that are initiated by EMC and jointly negotiated and closed by EMC and MTI’s sales-force as Partner Assisted Transactions (PATs). We recognize revenue from PATs on a gross basis, in accordance with EITF 99-19, because we bear the risk of returns and collectability of the full accounts receivable. Product revenue of the delivered items is recorded at residual value upon pickup by a common carrier for Free Carrier (FCA) origin shipments. For FCA destination shipments, product revenue is recorded upon delivery to the customer. If we subcontract the undelivered items such as maintenance and professional services to EMC or other third parties, we record the costs of those items as deferred costs and amortize the costs using the straight-line method over the life of the contract. We defer the revenue for the undelivered items at fair value based upon list prices with EMC according to EITF 00-21. At times, MTI’s customers prefer to enter into service agreements directly with EMC. In such instances, we may assign the obligation to perform services to EMC, or other third parties, and therefore, we do not record revenue nor defer any costs related to the services. Finally, upon assignment of maintenance and professional services to EMC, EMC may elect to subcontract the professional services to MTI. In this case, we defer the revenue for the professional services at fair value according to EITF 00-21.

     For certain sales transactions, an escrow account is utilized to facilitate payment obligations between all parties involved in the transaction. In these transactions, generally the end-user or lessor will fund payment into the escrow account and the bank will distribute the payment to each party in the transaction pursuant to mutually agreed upon escrow instructions. MTI only receives cash which represents the net margin on the sales transaction. For these transactions, we recognize revenue on a net basis as we do not bear credit risk in the transaction.

     We may allow customers that purchase new equipment to trade-in used equipment to reduce the purchase price under the sales contract. These trade-in credits are considered discounts and are allocated to the delivered elements in accordance with EITF 00-21. Thus, product revenue from trade-in transactions is recognized net of trade-in value.

Shipping

     Products are generally drop-shipped directly from suppliers to MTI’s customers. Upon the supplier’s delivery to a carrier, title and risk of loss pass to the Company. Revenue is recognized at the time of shipment when shipping terms are Free Carrier (FCA) shipping point as legal title and risk of loss to the product pass to the customer. For FCA destination shipments, revenue is recorded upon delivery to the customer. For legacy sales, product is shipped from our facility in Ireland. MTI retains title and risk of loss until the product clears U.S. customs and therefore revenue is not recognized until the product clears customs for FCA origin shipments and upon delivery to the customer for FCA destination shipments.

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

     Net cash used in operating activities was $11.0 million in fiscal year 2004, compared to net cash provided by operating activities of $0.4 million in fiscal year 2003. A significant factor contributing to the cash used in operating activities was an increase in accounts receivable of $8.5 million. This was the result of increasing revenue particularly in the last two quarters of fiscal year 2004. Also contributing to the cash used in operating activities was an increase of $4.1 million in prepaid expenses, other receivables and other assets. This was primarily due to an increase of $1.4 million related to pre-paid maintenance contracts and $2.5 million related to the IRS income tax refund recorded in fiscal year 2004. This refund was received subsequent to the end of the year. These increases were partially offset by a $5.1 million increase in accounts payable. This increase was primarily due to increased payables to EMC related to increased product sales at the end of fiscal year 2004. If we are able to execute our growth strategy, we expect cash used in operations to decrease significantly in fiscal year 2005, primarily as a result of increased revenue generated from sales of EMC products and our professional services organization as well as improved accounts receivable collection efforts.

     Subsequent to April 3, 2004, we executed a letter of credit with Comerica bank for $6.0 million, for the benefit of EMC. This additional letter of credit is incremental to the existing EMC credit line of $5.0 million, thereby extending our purchasing credit limit with EMC to $11.0 million. This additional letter of credit is secured by a $6.0 million certificate of deposit. Our credit limit with EMC is for purchases only. Our credit terms with EMC are net 45 days from shipment. Our credit terms with our customers generally range from 30 to 60 days.

Often there is a gap between when we pay EMC and when we ultimately collect the receivable from our customer. This gap is funded by our working capital as well as our line of credit with Comerica.

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

     The Company’s principal source of liquidity is cash and cash equivalents, the Comerica line of credit under the Comerica loan agreement and expected cash flows from operations. Fiscal year 2004 represented our first full year of operations under our reseller agreement with EMC. Since the inception of this relationship, we have recorded sequential quarterly growth in both product revenues and total revenues and reduced our operating loss by 39%. We believe that as we continue to execute our growth strategy, we will see increased liquidity through cash generated by operating activities. We believe that our current working capital, coupled with the borrowing ability under the Comerica line of credit as well as the cash generated from the sale of the Series A Convertible Preferred Stock is adequate to fund operations for at least the next 12 months. We believe that the increase in liquidity as a result of the Series A Convertible Preferred Stock offering will provide us with the required capital to grow our business and improve profitability. Using the proceeds from the offering, we plan to add experienced sales professionals in our sales organization and add technical professionals in our professional services organization. We believe we are able to manage our cash flow by reducing discretionary spending and limiting headcount additions in order to meet needs and opportunities as they arise. Our future growth is dependent upon many factors, including but not limited to, recruiting, hiring, training and retaining significant numbers of qualified personnel, forecasting revenues, controlling expenses and managing assets. In particular, significant growth will require that we train, integrate and retain qualified sales personnel in various geographic regions. The inability to recruit, train and retain additional personnel in a timely manner could have a material adverse effect on our results of operations. See “Factors That May Affect Future Results.”

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

     Effective March 31, 2003, we entered into a Reseller Agreement with EMC where we became a reseller of EMC storage products. The agreement gives us a right to sell and license EMC hardware and software products but also restricts our ability to resell data storage hardware platforms that compete with EMC products. As a result of the agreement, we depend on EMC to manufacture and supply us with their storage products. We may fail to obtain required storage products in a timely manner or to obtain it in the quantities we desire in the future. If EMC were to decide to modify their channel strategy, they may cease supplying us with their storage products. If EMC were to unexpectedly cancel the reseller agreement, we may be unable to find other vendors as a replacement in a timely manner. Any interruption or delay in the supply of EMC storage products, or the inability to obtain these products at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. This lost storage product revenue could harm our business, financial condition and operating results rendering us unable to continue operating at our current level of operations.

The storage market is characterized by rapid technological change, and our success will depend on EMC’s ability to develop new products.

The market for data storage products is characterized by rapid technology changes. The market is sensitive to changes in customer demands and very competitive with respect to timely innovation. New product introductions representing new or improved technology or industry standards may cause our existing products to become obsolete. When we became a reseller of EMC disk-based storage products, we agreed not to sell data storage hardware platforms that compete with EMC products. EMC’s ability to introduce new or enhanced products into the market on a timely basis at competitive price levels will affect our future results.

The markets for the products and services that we sell are intensely competitive, which may lead to reduced sales of our products, reduced profits and reduced market share for our business.

The market for our products and services is intensely competitive. If we fail to maintain or enhance our competitive position, we could experience pricing pressures and reduced sales, margins, profits and market share, each of which could materially harm our business. Furthermore, new products and technologies developed by third parties may depress the sales of existing products and technologies. Our customers’ requirements and the technology available to satisfy those requirements are continually changing. We must be able to respond to these changes in order to remain competitive. Since we emphasize integrating third party products, our ability to respond to new technologies will be substantially dependent upon our contractual relationships with the third parties whose products we sell, particularly EMC. In addition, we must be able to quickly and effectively train our employees with respect to any new products or technologies developed by our third party suppliers and resold by us. Since we are not exclusive resellers, the third party products we sell are available from a large number of sources. Therefore, we must distinguish ourselves by the quality of our service and support. The principal elements of competition in our markets include:

•	quality of professional services consulting and support;

•	responsiveness to customer and market needs;

•	product price, quality, reliability and performance; and

•	ability to sell, service and deploy new technology.

     We have a number of competitors in various markets, including: Hewlett-Packard, Sun Microsystems, IBM, Hitachi and Network Appliance, each of which has substantially greater name recognition, marketing capabilities, and financial, technological, and personnel resources than MTI.

Our future operating results may depend on the success of our cost reduction initiatives.

     In fiscal year 2003, we implemented restructuring activities in an effort to reduce costs. These measures included reductions in our workforce and the partial or complete closure of certain under-utilized facilities, including offices in Sunnyvale, California; Boston, Massachusetts; Austin, Texas; Denver, Colorado; Orlando, Florida; Westmont, Illinois; Raleigh, North Carolina; Dublin, Ireland; Godalming, England; and Chatou, France. We reduced the number of our full-time employees by approximately 50% within the last two fiscal years (from 549 as of April 7, 2001, to 277 as of July 3, 2004).

     We cannot predict with any certainty the long-term impact of our workforce reductions. Reductions in our workforce could negatively impact our financial condition and results of operations by, among other things, making it difficult to motivate and retain the remaining employees, which in turn may affect our ability to deliver our products in a timely fashion. We also cannot assure you that these measures will be successful in achieving the expected benefits within the expected time frames or that the workforce reductions will not impair our ability to achieve our current or future business objectives.

We may need additional financing to continue to carry on our existing operations and such additional financing may not be available.

     We require substantial working capital to fund our operations. We use cash generated from our operations, equity capital and bank financings to fund capital expenditures, as well as to invest in and operate our existing operations.

     We believe that our working capital, expected cash flow from operating activities and amounts available under our loan agreement with Comerica Bank will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. We have granted a lien on all of our assets to the Canopy Group, Inc., which liens secures Canopy’s guaranty of our indebtedness to Comerica Bank, and we would not be able to obtain additional secured financing without the agreement of Canopy and Comerica. Projections for our capital requirements are subject to numerous uncertainties, including the cost savings expected to be realized from the restructuring, the amount of service and product revenue generated in fiscal 2005 and general economic conditions. If we do not realize substantial cost savings from our restructuring and achieve profitability, we may require additional funds in order to carry on our operations, and may seek to raise such funds through bank borrowings or public or private offerings of equity or debt securities or from other sources. No assurance can be given that additional financing will be available or that, if available, will be on terms favorable to us.

     If additional financing is required but not available to us, we would have to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that such measures would be successful. Our failure to raise required additional funds or to secure an additional credit facility would adversely affect our ability to:

•	grow the business;

•	maintain or enhance our product offerings;

•	respond to competitive pressures; and

•	continue operations.

     Additional funds raised through the issuance of equity securities or securities convertible into our common stock may include restrictive covenants and have the following negative effects on the then current holders of our common stock:

•	dilution in percentage of ownership in MTI;

•	economic dilution if the pricing terms offered to investors are more favorable to them than the current market price; and

•	subordination of the rights, preferences or privileges of common stockholders to the rights, preferences or privileges of new security holders.

We are party to long term, non-cancelable facility leases for facilities which we do not use and may not be able to sublease on terms that will offset our lease obligations, which may result in a continuing unfavorable impact on our cash position.

     We are party to long term, non-cancelable facility leases with respect to facilities we no longer utilize and which are located in geographic regions that have undergone a significant decrease in real property values. For example, we no longer utilize our facilities in Sunnyvale, California, Westmont, Illinois, Raleigh, North Carolina and various facilities in Europe. As a result, we are obligated to continue making lease payments related to our unutilized facilities, and we have been able to sublease these facilities for rent aggregating $0.5 million in fiscal year 2004. In the aggregate, in fiscal year 2005 and 2006, we are obligated to pay gross lease payments of approximately $1.3 million and $1.0 million, respectively, for facility space which we no longer utilize, and we cannot assure you that we will be able to sublease the unutilized facilities on terms that will significantly offset these obligations.

A significant portion of our revenues occurs in the last month of a given quarter. Consequently, our results of operations for that quarter may be difficult to predict.

     We have experienced, historically, a significant portion of our orders, sales and shipments in the last month or weeks of each quarter. In fiscal year 2004, 57%, 55%, 60% and 62%, respectively, of our total revenue was recorded in the last month of each successive quarter. We expect this pattern to continue, and possibly to increase, in the future. This uneven pattern makes our ability to forecast revenues, earnings and working capital requirements for each quarter difficult and uncertain. If we do not receive orders that we have anticipated or complete shipments within a given quarter, our results of operations could be harmed materially for that quarter.

     Additionally, due to receiving a significant portion of our orders in the last month of the quarter, we may experience a situation in which we have exceeded our credit limits with our vendors thereby making our ability to ship to our customers very difficult. If we experience such situations and are unable to extend our credit limits with our vendors, this could materially harm our results of operations.

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

Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indications of our future performance. We cannot assure you that we will be profitable on a quarter-to-quarter basis or that our future revenues and operating results will meet or exceed the expectations of securities analysts and investors. Failure to be profitable on a quarterly basis or to meet such expectations could cause a significant decrease in the trading price of our common stock. The table below quantifies the fluctuations in our period-to-period results in fiscal year 2004. (amounts in thousands)

				NET
	TOTAL	GROSS	OPERATING PROFIT	INCOME
	REVENUE	PROFIT	(LOSS)	(LOSS)
2004:
Fourth quarter	$23,651	$5,482	$(1,521)	$(742)
Third quarter	21,210	4,674	(1,857)	1,458
Second quarter	20,526	4,428	(1,768)	(1,725)
First quarter	17,778	4,692	(2,548)	(2,857)

Total	$83,165	$19,276	$(7,694)	$(3,866)

Our solutions are complex and may contain undetected software or hardware errors that could be difficult, costly, and time-consuming to repair.

     Although we have not experienced significant undetected software or hardware errors to date, given the complex nature of our solutions, we believe the risk of undetected software or hardware errors may occur in networking products primarily when they are first introduced or as new versions of products are released. These errors, if significant, could:

•	adversely affect our sales;

•	cause us to incur significant warranty and repair costs;

•	cause significant customer relations problems;

•	harm our competitive position;

•	hurt our reputation; and

•	cause purchase delays.

And any of these effects could materially harm our business or results of operations.

All domestic employment at MTI, including employment of our domestic key personnel, is “at will.”

     Both the Company and its U.S. employees have the right to terminate employment at any time, with or without advance notice, and with or without cause. We believe that our success is dependent, to a significant extent, upon the efforts and abilities of our salespeople, technical staff and senior management team, particularly our executive officers, who have been instrumental in setting our strategic plans. The loss of the services of our key personnel, especially to our competitors, could materially harm our business. The failure to retain key personnel, or to implement a succession plan to prepare qualified individuals to join us upon the loss of a member of our key personnel, could materially harm our business.

We are subject to financial and operating risks associated with international sales and services.

     International sales and services represented approximately 50% of our total sales and service revenue for fiscal year 2004. Prior to fiscal year 2004, international sales and service also represented a significant portion of total revenue. As a result, our results of operations are subject to the financial and operating risks of conducting business internationally, including:

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

We may have difficulty managing any future growth effectively.

     During fiscal year 2003 as part of the restructuring plan, we completely ceased manufacturing our legacy products, resulting in workforce reductions of manufacturing, R&D and sales positions and the partial and complete closures of under-utilized facilities. At the same time, we made a strategic shift from manufacturing our products to reselling EMC products when we entered into the Reseller Agreement with EMC on March 31, 2003.

     Historically, we have not experienced difficulty managing growth. However, as a result of the restructuring plan and our transition to becoming a reseller, our facilities, personnel, operating and financial systems may not be sufficient to effectively manage our expected future growth and, as a result, we may lose our ability to respond to new opportunities promptly. Additionally, our expected revenue growth may not materialize and increases in our operating expenses in response to the expected revenue growth may harm our operating results and financial condition.

     Our growth is currently focused on increasing EMC product sales and providing a broad range of professional services. To accomplish these goals, we are dependent upon many factors, including but not limited to, recruiting, hiring, training and retaining significant numbers of qualified sales and professional services personnel in various geographic regions.

We may face inherent costly damages or litigation costs if third parties claim that the products we sell infringe upon their intellectual property rights.

     Although we have not experienced material costs with respect to proprietary rights infringement cases, there is risk that our business activities may infringe upon the proprietary rights of others, and other parties may assert infringement claims against us. Though the majority of our future product sales are expected to be third party products, and the applicable third party manufacturers will defend their own intellectual property rights, in the event such claims are made against our suppliers, we may be faced with a situation in which we cannot sell the products and thus our results of operations could be significantly and adversely affected. In addition, we may receive communications from other parties asserting that our own intellectual property infringes on their proprietary rights. If we become liable to any third party for infringing its intellectual property rights, we could be required to pay substantial damage awards and to develop non-infringing technology, obtain licenses, or to cease selling the applications that contain the infringing intellectual property. Litigation is subject to inherent uncertainties, and any outcome unfavorable to us could materially harm our business. Furthermore, we could incur substantial costs in defending against any intellectual property litigation, and these costs could increase significantly if any dispute were to go to trial. Our defense of any litigation, regardless of the merits of the complaint, likely would be time-consuming, costly, and a distraction to our management personnel. Adverse publicity related to any intellectual property litigation also could harm the sale of our products and damage our competitive position.

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

     Our solutions integrate SAN, NAS, DAS and CAS technologies into a single storage architecture. Components of these architectures must comply with evolving industry standards, and we depend upon our suppliers to provide us with products that meet these standards. If our suppliers or customers do not support the same industry standards that we do, or if competing standards emerge that we do not support, market acceptance of our products could suffer.

Our stock ownership is concentrated in a few stockholders who may be able to influence corporate decisions.

     Our stock ownership is concentrated in a few stockholders who may be able to influence corporate decisions. As a result of this, these few stockholders may be able to influence actions of the Company that require stockholder approval, in particular with regard to significant corporate transactions. Among other things, this may delay or prevent a change in control of the Company that may be favored by other stockholders, and may in general make it difficult for the Company to effect certain actions without the support of the larger stockholders.

     Ralph J. Yarro III, one of our Directors, is also a Director and the President and Chief Executive Officer of The Canopy Group, Inc. (“Canopy”), which beneficially owns approximately 35% of our outstanding common stock. In addition, the selling stockholders named in this prospectus, as a result of their acquisition of securities issued in our June 2004 private placement described more fully in the Selling Stockholders section of this prospectus, the selling stockholders beneficially own approximately 17% of the Company’s outstanding common stock.

Our stock price may be volatile, which could lead to losses by investors and to securities litigation.

     The value of an investment in our company could decline due to the impact of any of the following factors upon the market price of our common stock:

•	the timing and announcement of new products or services by us, our partners or by our competitors;

•	failure of our results from operations to meet the expectations of public market analysts and investors;

•	speculation in the press or investment community about our business or our competitive position;

•	the volume of trading in our common stock; and

•	market conditions and the trading price of shares of technology companies generally.

     In addition, stock markets, particularly The Nasdaq SmallCap Market, where our shares are listed, have experienced extreme price and volume fluctuations, and the market prices of securities of companies such as ours have been highly volatile. These fluctuations have often been unrelated to the operating performance of such companies. Fluctuations such as these may affect the market price of our common stock. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and could divert our management’s attention and resources.

We may fail to comply with Nasdaq Marketplace Rules.

     Our securities have been trading on the Nasdaq SmallCap Market since August 16, 2002. We are currently in compliance with Nasdaq SmallCap Market continued listing requirements. However, we failed to comply with Nasdaq Marketplace Rules particularly with the minimum bid price requirement in fiscal year 2002, and may once again fail to comply with the minimum bid price requirement, or other continued listing requirements of the Nasdaq SmallCap Market. If that happens and we do not regain compliance by the end of the applicable grace period, our stock will be delisted and we would likely seek listing of our common stock on the over-the-counter market, which is viewed by many investors as a less liquid marketplace. As a result, the price per share of our common stock would likely decrease materially and the trading market for our common stock, our ability to issue additional securities and our ability to secure additional financing would likely be materially and adversely affected.

We have adopted anti-takeover defenses that could affect the price of our common stock.

     Our restated certificate of incorporation and amended and restated bylaws contain various provisions, including notice provisions and provisions authorizing us to issue preferred stock, that may make it more difficult for a third party to acquire, or may discourage acquisition bids for, our company. Also, the rights of holders of our common stock may be affected adversely by the rights of holders of any preferred stock that we may issue in the future that would be senior to the rights of the holders of our common stock. Furthermore, we are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

Our stockholders may be diluted by the conversion of outstanding Series A Convertible Preferred Stock and the exercise of warrants to purchase common stock issued in our June 2004 private placement.

     There are currently 566,797 shares of our Series A Convertible Preferred Stock outstanding, which are held by the selling stockholders and which are convertible at any time into an aggregate of 5,667,970 shares of common stock. Dividends accrue on the Series A Convertible Preferred Stock at an annual rate of 8%, and the holders of Series A Convertible Preferred Stock may convert the accrued dividends into shares of common stock to the extent the Company has not previously paid such dividends in cash. The holders of Series A Convertible Preferred Stock are also entitled to antidilution protection, pursuant to which the conversion price would be reduced using a weighted-average calculation in the event the Company issues certain additional securities at a price per share less than the conversion price then in effect. In addition, the holders of Series A Convertible Preferred Stock have preemptive rights to purchase a pro rata portion of certain future issuances of equity securities by the Company.

     There are currently warrants outstanding to purchase up to 1,624,308 shares of our common stock, which are held by the selling stockholders. The exercise price for such warrants is $3.10 per share. The warrants will become exercisable on December 20, 2004.

     If the selling stockholders convert Series A Convertible Preferred Stock or exercise the warrants they hold, the Company would be required to issue additional shares of common stock, resulting in dilution of existing common stockholders and potentially a decline in the market price of our common stock.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

NAME	AGE	POSITION(S)	COMMITTEE(S)
Thomas P. Raimondi, Jr.	46	Chairman of the Board of Directors, President and Chief Executive Officer, Nominee	Nominating (until September 8, 2004)
Franz L. Cristiani(1)	62	Director, Nominee	Audit
Val Kreidel	49	Director, Nominee	Nominating
Darcy G. Mott	51	Director, Nominee	Compensation
John Repp	65	Director, Nominee	Audit and Compensation
Kent D. Smith(2)	55	Director, Nominee	Audit and Compensation
Ralph J. Yarro, III(3)	39	Director, Nominee	Nominating
Michael Pehl	43	Director, Nominee	Compensation (effective June 17, 2004)

(1)	Chairman of the Audit Committee and Lead Director

(2)	Chairman of the Compensation Committee

(3)	Chairman of the Nominating Committee

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

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

							LONG TERM
							COMPENSATI
							ON AWARDS
							NUMBER OF
							SECURITIES
NAME AND PRINCIPAL					OTHER ANNUAL		UNDERLYING	ALL OTHER
POSITION	YEAR	SALARY ($)		BONUS ($)	COMPENSATION ($)		OPTIONS (#)	COMPENSATION ($)
Thomas P. Raimondi, Jr.	2004	337,000		—	*		450,000	30,968	(2)
President, Chief Executive	2003	353,687		—	*		336,000	18,653	(1)
Officer and Chairman of the Board	2002	398,846		—	*		53,125	19,934	(1)
Keith Clark	2004	330,333	(3)	26,782	41,218	(4)	200,000	6,222	(5)
Executive Vice President,	2003	302,619	(3)	—	31,821	(4)	250,000	6,111	(5)
Worldwide Operations	2002	271,908	(3)	—	*		31,250	3,132	(5)
Todd Schaeffer	2004	192,461		—	*		200,000	3,497	(2)
Chief Financial Officer and	2003	160,625		5,000	*		55,000	884	(2)
Secretary	2002	125,942		154	*		55,579	—
Nick Boland(6)	2004	340,414	(7)	—	52,566	(8)	150,000	8,420	(9)
Senior Vice President,	2003	—		—	—		—	—
European Finance	2002	—		—	—		—	—
Richard L. Ruskin(10)	2004	158,654		—	*		200,000	618	(2)
Executive Vice President,	2003	—		—	—		—	—
Sales and Marketing	2002	—		—	—		—	—

*	Amount does not exceed the lesser of $50,000 or ten percent of the total annual salary and bonus reported for the individual.

(1)	Includes the amounts of $18,013 and $19,081 for medical reimbursements for fiscal year 2003 and 2002, respectively. Also includes the amounts of $640 and $853 for life insurance premium paid by the Company for fiscal year 2003 and 2002, respectively, with respect to term life insurance for the benefit of the Named Executive Officers.

(2)	Represents medical reimbursements.

(3)	Mr. Clark’s salary was paid in British Pounds and translated to U.S. Dollars at the applicable exchange rates. The annual increases were due to the weakening U.S. Dollar against the British Pound.

(4)	Includes the amounts of $22,025 and $17,024 for auto allowance for fiscal year 2004 and 2003, respectively. Also includes the amounts of $19,193 and $14,797 for pension for fiscal year 2004 and 2003, respectively.

(5)	Includes the amount of $2,506 and $2,732 for medical reimbursements for fiscal year 2004 and 2003, respectively. Also includes the amounts of $3,716, $3,379 and $3,132 for life insurance premium paid by the Company for fiscal year 2004, 2003 and 2002, respectively, with respect to term life insurance for the benefit of the Named Executive Officers.

(6)	Mr. Boland was elected as an officer of the Company on August 21, 2003.

(7)	Mr. Boland’s salary was paid in Euro and translated to U.S. Dollars at the applicable exchange rates.

(8)	Includes the amounts of $27,107 for auto allowance and $25,459 for pension for fiscal year 2004.

(9)	Includes the amount of $4,100 for medical reimbursements for fiscal year 2004. Also includes the amounts of $4,320 for life insurance premium paid by the Company for fiscal year 2004, with respect to term life insurance for the benefit of the Named Executive Officers.

(10)	Mr. Ruskin was elected as an officer of the Company on November 19, 2003.

Summary of Option Grants

     The following table sets forth the individual grants of stock options made by the Company during the fiscal year ended April 3, 2004 to each of the Named Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR

	INDIVIDUAL GRANTS				POTENTIAL REALIZABLE
					VALUE AT ASSUMED
		% OF			ANNUAL RATES OF STOCK
		TOTAL			PRICE APPRECIATION FOR
		OPTIONS			OPTION TERM(2)
	NUMBER OF	GRANTED
	SECURITIES	TO
	UNDERLYING	EMPLOYEES
	OPTIONS	IN FISCAL	PRICE	EXPIRATION	5%	10%
NAME	GRANTED (#)	YEAR(1)	($/SH)(1)	DATE	($)	($)
Thomas P. Raimondi, Jr.(3)	450,000	13%	2.20	11/19/2013	622,606	1,577,805
Todd Schaeffer(3)	200,000	6%	2.20	11/19/2013	276,714	701,247
Keith Clark(3)	200,000	6%	2.20	11/19/2013	276,714	701,247
Nick Boland(3)	150,000	4%	2.20	11/19/2013	207,535	525,935
Richard L. Ruskin(4)	200,000	6%	1.75	09/22/2013	220,113	557,810

(1)	Based on an aggregate of 3,385,000 options granted to directors and employees of the Company in fiscal year 2004, including the Named Executive Officers.

(2)	The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the option holder is possible unless the stock price increases over the option term.

(3)	These options will fully vest on November 19, 2006.

(4)	These options will fully vest on September 22, 2005.

All options grants presented within this table have provisions accelerating the vesting in the event of a change in control.

Summary Of Options Exercised

     The following table sets forth information concerning exercises of stock options during the year ended April 3, 2004 by each of the Named Executive Officers and the value of unexercised options at April 3, 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

NUMBER OF
			SECURITIES	VALUE OF
			UNDERLYING	UNEXERCISED IN-
			UNEXERCISED	THE-MONEY
			OPTIONS AT FISCAL	OPTIONS AT FISCAL
			YEAR END (#)	YEAR END ($)
SHARES
ACQUIRED
	ON	VALUE
	EXERCISE	REALIZED(1)	EXERCISABLE/	EXERCISABLE/
NAME	(#)	($)	UNEXERCISABLE	UNEXERCISABLE(2)
Thomas P. Raimondi, Jr.	—	—	733,663/343,812	15,583/265,440
Todd Schaeffer	—	—	152,580/209,999	252,966/261,585
Keith Clark	—	—	551,250/262,500	779,843/368,906
Nick Boland	—	—	382,938/195,312	371,768/245,507
Richard L. Ruskin	—	—	50,000/150,000	82,500/247,500

(1)	Value realized is based on estimated fair market value of Common Stock on the date of exercise minus the exercise price.

(2)	Value is based on the closing price of the Company’s Common Stock on the Nasdaq SmallCap Market as of April 2, 2004 ($3.40), minus the exercise price.

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

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholders Matters

Securities Authorized For Issuance Under Equity Compensation Plans

     The following table sets forth information about stock of the Company that may be issued upon exercise of options under all of the Company’s equity compensation plans as of April 3, 2004

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price per share	plans (excluding
	outstanding options,	of outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,047,024	$4.8065	2,032,114
Equity compensation plans not approved by security holders	—	—	—

Total	11,047,024	$4.8065	2,032,114

(1)	Includes 891,046 shares of Common Stock available for future issuance under the 2001 Employee Stock Purchase Plan.

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

	SHARES
	OWNED(2)	BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER(1)	NUMBER	PERCENT
The Canopy Group,Inc.(3) 333 South 520 West, Suite 300 Lindon, Utah 84042	14,463,285	41.78%
Advent International Corporation(4) 75 State Street, 29th Floor Boston, MA 02109	5,347,671	13.38%
Thomas P. Raimondi, Jr.(5)	1,269,111	3.54%
Franz L. Cristiani(6)	85,001	*
Val Kreidel(7)	140,001	*
Darcy G. Mott(8)	14,504,953	41.85%
John Repp(9)	80,001	*
Kent D. Smith(10)	75,001	*
Ralph J. Yarro, III(11)	14,758,286	42.28%
Michael Pehl(12)	5,347,671	13.38%
Keith Clark(13)	645,274	1.83%
Todd Schaeffer(14)	211,391	*
Richard L. Ruskin(15)	95,667	*
Bill Decker(16)	758,750	2.17%
Nick Boland(17)	448,047	1.28%
All directors and officers as a group (13 persons)(18)	23,955,869	60.80%

*Less than 1%

(1)	Unless otherwise indicated, the address for each beneficial owner is 14661 Franklin Avenue, Tustin, CA 92780.

(2)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in this table have sole voting and investment power with respect to all shares.

(3)	Based on the Schedule 13D filed with the SEC on February 24, 2004.

(4)	Based on the Schedule 13G filed with the SEC on June 29, 2004. Includes 1,191,159 shares issuable upon exercise of warrants. The warrants are exercisable after December 20, 2004. Please see discussion above under the section “Voting at the Annual Meeting” regarding the June 2004 private placement and the proxy agreement among Canopy and the Series A investors.

(5)	Includes 1,190,111 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004.

(6)	Represents 85,001 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004.

(7)	Represents 140,001 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004.

(8)	Represents shares owned by Canopy, plus 41,668 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004. Mr. Mott is Vice President, Treasurer and Chief Financial Officer of Canopy. Except to the extent of his pecuniary interest therein, Mr. Mott disclaims beneficial ownership of all shares held by Canopy.

(9)	Represents 80,001 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004.

(10)	Represents 75,001 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004.

(11)	Represents shares owned by Canopy, 10,000 shares owned by Mr. Yarro, plus 285,001 shares issuable upon exercise of options and warrants exercisable within 60 days of July 9, 2004. Mr. Yarro is President, Chief Executive Officer and a member of the Board of Directors of Canopy. Except to the extent of his pecuniary interest therein, Mr. Yarro disclaims beneficial ownership of all shares held by Canopy.

(12)	Represents shares owned by Advent International Corporation. Mr. Pehl is an Operating Partner of Advent. Except to the extent of his pecuniary interest therein, Mr. Pehl disclaims beneficial ownership of all shares held by Advent. Michael Pehl became a Director on July 17, 2004. Please see discussion above under the section “Voting at the Annual Meeting” regarding the June 2004 private placement and the proxy agreement among Canopy and the Series A investors.

(13)	Includes 645,062 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004.

(14)	Represents 211,391 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004.

(15)	Includes 91,667 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004.

(16)	Includes 338,750 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004.

(17)	Includes 447,047 shares issuable upon exercise of options exercisable within 60 days of July 9, 2004.

(18)	Represents shares held by entities affiliated with directors and executive officers of the Company as described above, including an aggregate of 4,821,860 shares issuable upon exercise of stock options and warrants exercisable within 60 days of July 9, 2004. The warrants held by Advent are exercisable after December 20, 2004.

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

     Report of Independent Registered Public Accounting Firm — Grant Thornton LLP

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

     Schedule II — Valuation and Qualifying Accounts (See page 77)

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of December, 2004.

MTI TECHNOLOGY CORPORATION

By:	/s/ THOMAS P. RAIMONDI, JR.

Thomas P. Raimondi, Jr.
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas P. Raimondi, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	December 22, 2004

/s/ Scott Poteracki	Chief Financial Officer and Secretary (Principal Financial & Accounting Officer)	December 22, 2004

Franz L. Cristiani*	Director	December 22, 2004

Val Kreidel*	Director	December 22, 2004

Darcy G. Mott*	Director	December 22, 2004

Michael Pehl*	Director	December 22, 2004

John Repp*	Director	December 22, 2004

Kent D. Smith*	Director	December 22, 2004

Ralph J. Yarro, III*	Director	December 22, 2004

* Executed pursuant to a power of
attorney previously filed.

/s/ Thomas P. Raimondi, Jr.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MTI Technology Corporation and subsidiaries as of April 5, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended April 5, 2003, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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
	(In thousands except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,017	$9,833
Accounts receivable, less allowance for doubtful accounts and sales returns of $437 in 2004 and $476 in 2003	22,352	13,913
Inventories	6,186	8,297
Income tax refund and interest receivable	2,464	—
Prepaid expenses and other receivables	5,792	4,330

Total current assets	39,811	36,373
Property, plant and equipment, net	1,401	2,833
Goodwill, net	5,184	5,184
Other	216	166

	$46,612	$44,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,933	$1,740
Current portion of capital lease obligations	176	161
Accounts payable	13,650	8,562
Accrued liabilities	6,097	7,321
Accrued restructuring charges	1,830	2,931
Deferred revenue	11,382	13,587

Total current liabilities	37,068	34,302
Capital lease obligations, less current portion	95	286
Deferred revenue	2,308	994

Total liabilities	39,471	35,582

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding, none	—	—
Common stock, $.001 par value; authorized 80,000 shares; issued and outstanding 34,473 and 32,969 shares in 2004 and 2003, respectively	34	33
Additional paid-in capital	136,316	134,931
Accumulated deficit	(126,149)	(122,282)
Accumulated other comprehensive loss	(3,060)	(3,708)

Total stockholders’ equity	7,141	8,974

	$46,612	$44,556

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

MTI TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal Years Ended April 3, 2004, April 5, 2003 and April 6, 2002

					Accumulated
	Common Stock		Additional		Other	Total	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Equity	Income (Loss)
				(In thousands)
Balance at April 7, 2001	32,357	$33	$133,784	$(51,050)	$(4,017)	$78,750
Net loss	—	—	—	(59,625)	—	(59,625)	$(59,625)
Foreign currency translation adjustments	—	—	—	—	338	338	338

Comprehensive loss for the year ended April 6, 2002							$(59,287)

Exercise of stock options	131	—	202	—	—	202
Treasury shares issued under Employee Stock Purchase Plan	81	—	135	—	—	135
Treasury shares issued for employee compensation	106	—	201	(27)	—	174
Issuance of warrant	—	—	139	—	—	139

Balance at April 6, 2002	32,675	$33	$134,461	$(110,702)	$(3,679)	$20,113
Net loss	—	—	—	(11,219)	—	(11,219)	$(11,219)
Foreign currency translation adjustments	—	—	—	—	(29)	(29)	(29)

Comprehensive loss for the year ended April 5, 2003							$(11,248)

Shares issued under Employee Stock Purchase Plan	142	—	429	(361)	—	68
Shares issued for employee compensation	152	—	41	—	—	41

Balance at April 5, 2003	32,969	$33	$134,931	$(122,282)	$(3,708)	$8,974
Net loss	—	—	—	(3,866)	—	(3,866)	$(3,866)
Foreign currency translation adjustments	—	—	—	—	648	648	648

Comprehensive loss for the year ended April 5, 2003							$(3,218)

Shares issued under Employee Stock Purchase Plan	133	—	76	—	—	76
Exercise of stock options	1,331	1	1,269	—	—	1,270
Deferred compensation	—	—	40	—	—	40
Warrants conversion	40	—	—	—	—	—

Balance at April 3, 2004	34,473	$34	$136,316	$(126,148)	$(3,060)	$7,142

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(1) Summary of Significant Accounting Policies

     Company

     The Company is a system integrator providing storage solutions for the mid-range enterprise market. Historically, the Company partnered with independent storage technology companies to develop, integrate and maintain high-performance, high-availability storage solutions for the mid-range and Global 2000 companies worldwide. The Company continues to service select third party hardware and software, and its professional services organization provides planning, consulting and implementation support for storage products from other leading vendors. The Company believes that there is as much value in creating, integrating, implementing and providing umbrella services around these various technologies as there is in developing the raw technology. On March 31, 2003, the Company entered into a reseller agreement with EMC Corporation, a world leader in information storage systems, software, networks and services, and has become a reseller and service provider of EMC Automated Networked Storage TM systems and software. Although the Company intends to focus primarily on EMC products, it will continue to support and service customers that continue to use MTI-branded RAID controller technology and partnered independent storage technology. The Company believes that it can differentiate itself through its ability to offer umbrella services on a wide range of storage products covering online storage, replicated site environments and data protection from leading technology companies.

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

     Revenue Recognition

     The Company derives revenue from sales of products and services. The following summarizes the major terms of the contractual relationships with customers and the manner in which the Company accounts for sales transactions.

Product Revenue

     Product revenue consists of the sale of disk and tape based hardware and software. The Company recognizes revenue pursuant to Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) and Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104). In accordance with these revenue recognition guidelines, if the arrangement between the Company and the customer does not require significant production, modification, or customization of hardware or software, revenue is recognized when all of the following criteria are met:

o	persuasive evidence of an arrangement exists

o	delivery has occurred

o	fee is fixed or determinable

o	collectibility is probable

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Generally, product sales are not contingent upon customer testing, approval and/or acceptance. However, if sales require customer acceptance or include significant post-delivery obligations, revenue is recognized upon customer acceptance or fulfillment of any post delivery obligations. Product sales with post-delivery obligations generally relate to professional services, including installation services or other projects. Professional services revenue is not recognized until the services have been completed. In transactions where the Company sells directly to an end user, generally there are no acceptance clauses. However, the Company also sells to leasing companies who in turn lease the product to their lessee, the end user. For this type of sale, generally there are lessee acceptance criteria in the purchase order or contract. For these transactions, the Company defers the revenue until written acceptance is received from the lessee. Generally, credit terms with customers range from net 30 to net 60.

     Product returns are estimated in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (Statement 48). Customers have a limited right of return which allows them to return non-conforming products. Accordingly, reserves for estimated future returns are provided in the period of sale based on contractual terms and historical data and are recorded as a reduction of revenue.

     In bundled sales transactions that include software combined with hardware and services, the software is considered incidental to the overall product solution, and therefore the Company applies EITF 00-21 to account for these multiple element transactions – see disclosure below. Sales of software products on a standalone basis are not frequent. These sales are generally “add-on” sales to customers that have previously purchased hardware. For sales transactions that include software products on a stand-alone basis, coupled with software maintenance contracts, the Company applies Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2) as amended by Statement of Position 98-9 “Modification of SOP 97-2 with Respect to Certain Transactions” (SOP 98-9). The total arrangement revenue is allocated between the software and the services using the residual method, whereby revenue is first allocated to the undelivered element, the services, using VSOE. VSOE for software service contracts is established based on stand-alone renewal rates. Revenue is recognized from software licenses, provided all the revenue recognition criteria noted above have been met, at the time the license is delivered to the customer. The Company recognizes revenue from software maintenance agreements ratably over the term of the related agreement.

Service revenue

     Service revenue is generated from the sale of professional services, maintenance contracts and time and materials billings. The following describes how the Company accounts for service transactions, provided all the other revenue recognition criteria noted above have been met.

     Generally, professional services revenue, which includes installation, training, consulting and engineering services, is recognized upon completion of the services. If the professional service project includes independent milestones, revenue is recognized as milestones are met and upon acceptance from the customer.

     Maintenance revenue is generated from the sale of hardware and software maintenance contracts. These contracts generally range from one to three years. Maintenance revenue is recorded as deferred revenue and is recognized as revenue ratably over the term of the related agreement.

Multiple element arrangements

     The Company considers sales contracts that include a combination of systems, software or services to be multiple element arrangements. Revenue recognition with multiple elements whereby software is incidental to the overall product solution is recorded in accordance with EITF 00-21. An item is considered a separate element if it involves a separate earnings process. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company uses the residual method, whereby it defers the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Discounts are allocated only to the delivered elements. Fair value is determined by examining renewed service contracts and based upon the price charged when the element is sold separately or prices provided by vendors if sufficient standalone sales information is not available. Undelivered elements typically include installation, training, warranty, maintenance and professional services.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

     The Company considers sales transactions that are initiated by EMC and jointly negotiated and closed by EMC and MTI’s sales-force as Partner Assisted Transactions (PATs). The Company recognizes revenue from PATs on a gross basis, in accordance with EITF 99-19, because it bears the risk of returns and collectability of the full accounts receivable. Product revenue of the delivered items is recorded at residual value upon pickup by a common carrier for Free Carrier (FCA) origin shipments. For FCA destination shipments, product revenue is recorded upon delivery to the customer. If the Company subcontracts the undelivered items such as maintenance and professional services to EMC or other third parties, it records the costs of those items as deferred costs and amortizes the costs using the straight-line method over the life of the contract. The Company defers the revenue for the undelivered items at fair value based upon list prices with EMC according to EITF 00-21. At times, MTI’s customers prefer to enter into service agreements directly with EMC. In such instances, the Company may assign the obligation to perform services to EMC, or other third parties, and therefore, it does not record revenue nor defer any costs related to the services. Finally, upon assignment of maintenance and professional services to EMC, EMC may elect to subcontract the professional services to MTI. In this case, the Company defers the revenue for the professional services at fair value according to EITF 00-21.

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

Shipping

     Products are generally drop-shipped directly from suppliers to MTI’s customers. Upon the supplier’s delivery to a carrier, title and risk of loss pass to the Company. Revenue is recognized at the time of shipment when shipping terms are Free Carrier (FCA) shipping point as legal title and risk of loss to the product pass to the customer. For FCA destination shipments, revenue is recorded upon delivery to the customer. For legacy sales, product is shipped from the Company’s facility in Ireland. The Company retains title and risk of loss until the product clears U.S. customs and therefore revenue is not recognized until the product clears customs for FCA origin shipments and upon delivery to the customer for FCA destination shipments.

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Fair Value of Financial Instruments

     Statement 107, “Disclosure about Fair Value of Financial Instruments,” requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Statement 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of April 3, 2004, the fair value of all financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, capital lease obligation and line of credit approximate carrying value due to their short-term nature and variable market interest rates.

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(2) Restructuring and Other Reductions in Staff

     Due to a reduction in volume as well as a shift in focus from developing technology to becoming a product integrator, the Company initiated an approved restructuring plan in the fourth quarter of fiscal year 2002. It was determined that certain underutilized facilities would be exited and a significant number of positions, primarily in sales, marketing, research and development and manufacturing would be terminated. It was also determined that the Company’s manufacturing and integration facility would be consolidated in Dublin, Ireland. The majority of the

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructuring actions were completed by the first quarter of fiscal year 2003. The Company remains liable on the leases of its abandoned facilities through fiscal year 2006. Further detail regarding the restructuring charge is below.

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

     The changes to the restructuring reserve established in the fourth quarter of fiscal year 2002 are as follows:

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Abandoned facilities:
Balance as of April 6, 2002	$4,266
Add: fiscal year 2003 restructuring charges	421
Less: fiscal year 2003 utilization	(1,756)

Balance as of April 5, 2003	2,931
Less: Current year restructuring charges, net of reversal	(211)
Less: Current year utilization	(890)

Balance as of April 3, 2004	1,830
Workforce reduction:
Balance as of April 6, 2002	207
Add: Current year severance charges	545
Less: Current year severance payments	(752)

Balance as of April 5, 2003 and April 3, 2004	—

Total accrued restructuring, as of April 3, 2004	$1,830

(3) Inventories

     Inventories consist of the following:

	April 3, 2004	April 5, 2003
Service spares and components	$3,147	$4,942
Work-in-process	2	296
Finished goods	3,037	3,059

	$6,186	$8,297

     The above amounts are shown net of an inventory reserve for slow moving and obsolete items of $5,387 and $6,754 as of April 3, 2004 and April 5, 2003, respectively, of which $4,219 and $4,100 related to service spares and component inventory. For the year ended April 3, 2004, the Company recorded an additional inventory provision of $1,469 and reduced the reserve by $2,836 related to inventory disposals. The total inventory write-down in fiscal year 2004 was comprised of $1,200 related to logistics (spare parts) inventory and $269 related to production inventory. The logistics inventory was written down due to the continued decline in our legacy product installed base. As maintenance contracts expire and are not renewed, the amount of logistics inventory needed to support the legacy installed base decreases. The Company performs a logistic inventory reserve analysis quarterly based on review of historical usage, current and anticipated maintenance contract renewals and future product sales. The $0.2 million write-down of production inventory was due to technological obsolescence of certain legacy products.

     The inventory write-down in fiscal year 2003 was $1.9 million. This write-down was comprised of $0.9 million related to logistics inventory and $1.0 million related to production inventory. The logistics inventory write-down was due to the declining installed base as noted above. The production inventory write-down was related to technological obsolescence of legacy products, specifically for the Vivant, Vcache and S-200 product lines.

     The inventory write-down in fiscal year 2002 was $8.8 million. This write-down all related to production inventory. This write-down was the result of two factors: 1) due to declining revenue it was determined that there was excess inventory on hand to meet future demand and 2) In 2002, MTI introduced a new generation product line called the V400. This product utilized a Mylex RAID controller card. MTI shifted focus to selling this product and as such, much of the inventory that used the MTI proprietary controller card was written-down.

     The majority of the inventory that was written-down was either scrapped or sold to scrap dealers.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Composition of Certain Financial Statement Captions

     Prepaid expenses and other receivables are summarized as follows:

	April 3, 2004	April 5, 2003
Prepaid maintenance contracts	$4,455	$3,011
Other	1,337	1,319

	$5,792	$4,330

     Property, plant and equipment, at cost, are summarized as follows:

	April 3, 2004	April 5, 2003
Plant equipment, office furniture and fixtures	$9,178	$15,605
Computer equipment	12,307	12,376
Leasehold improvements	2,452	2,232

	23,937	30,213
Less accumulated depreciation and amortization	22,536	27,380

	$1,401	$2,833

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

     Also, in August 1999, after the Company’s initial investment in SCO, the Company’s percentage ownership was diluted to approximately 20% as a result of Canopy exercising a convertible note payable from SCO. Additionally, on March 21, 2000, SCO completed its initial public offering, further diluting the Company’s percentage ownership to approximately 14%. The Company accounted for its investment in SCO under the equity method because the Company had significant influence, but not control, of the operations of SCO. This significant influence was the result of two factors: 1) Mr. Ray Noorda was Chairman of the Board of Directors for both MTI and Canopy. Canopy was the majority shareholder of SCO’s common stock; 2) Mr. Thomas Raimondi, Jr., MTI’s CEO and Mr. Dale Boyd, MTI’s CFO were also on the Board of Directors of SCO, effectively giving MTI three out of the seven SCO board seats. These relationships allowed MTI to exercise significant influence over the activities of SCO.

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(6) Accrued Liabilities

     Accrued liabilities consist of the following:

	April 3, 2004	April 5, 2003
Salaries and benefits	$2,546	$2,593
Commissions	478	234
Sales tax	2,038	2,814
Warranty costs	603	876
Other	432	804

	$6,097	$7,321

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

     The changes in the Company’s warranty obligation for fiscal 2004 and 2003 are as follows (in thousands):

	April 3, 2004	April 5, 2003
Balance at the beginning of the period	$876	$896
Current year warranty charges	513	275
Utilization	(786)	(295)

Balance at the end of the period	$603	$876

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(8) Income Taxes

     The components of loss before income taxes are as follows:

	Fiscal Year Ended
	April 3, 2004	April 5, 2003	April 6, 2002
U.S.	$(5,554)	$(11,062)	$(33,986)
Foreign	(1,480)	48	(1,041)

	$(7,034)	$(11,014)	$(35,027)

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Income tax expense (benefit) consists of the following:

		Current	Deferred	Total
2004:
	Federal	$(3,127)	$—	$(3,127)
	State	6	—	6
	Foreign	(47)	—	(47)

		$(3,168)	$—	$(3,168)

2003:
	Federal	$—	$—	$—
	State	68	—	68
	Foreign	137	—	137

		$205	$—	$205

2002:
	Federal	$—	$24,300	$24,300
	State	126	—	126
	Foreign	172	—	172

		$298	$24,300	$24,598

     Reconciliations of the federal statutory tax rate to the effective tax rate are as follows:

	Fiscal Year Ended
	April 3, 2004	April 5, 2003	April 6, 2002
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Effect of foreign operations	(0.6)	1.2	1.2
State taxes, net of federal benefit	(5.8)	(5.8)	(5.8)
Change in valuation allowance	37.9	37.0	113.8
Elimination of reserve for tax audit	(20.8)	—	—
Tax benefit from NOL carryback	(23.7)	—	—
Non-deductible expenses	2.9	0.1	0.3
Other	0.1	4.3	(5.1)

	(45.0)%	1.8%	69.4%

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

     The IRS is conducting an examination of the Company’s fiscal years 1996 and 1997 federal income tax returns. During May 2004, the Company received notice from the IRS of proposed adjustments for fiscal 1996. The Company, after consultation with tax counsel, continues to believe in the propriety of its positions as set forth in its tax return and will file a protest with the IRS regarding these proposed adjustments. The Company believes the ultimate resolution of the examination will not result in a material impact on the Company’s consolidated financial position, results of operations or liquidity.

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     A summary of all stock option transactions follows (in thousands, except per share data):

		Weighted Average
	Shares	Exercise Price
Options outstanding at April 7, 2001	9,355	$9.39
Granted	4,241	1.83
Exercised	(132)	5.16
Forfeited	(2,906)	8.26

Options outstanding at April 6, 2002	10,558	$6.62
Granted	3,556	0.53
Exercised	—	—
Forfeited	(3,881)	5.42

Options outstanding at April 5, 2003	10,233	$4.97
Granted	3,385	2.11
Exercised	(1,331)	0.96
Forfeited	(1,468)	4.97

Options outstanding at April 3, 2004	10,819	$4.58

     The per share weighted average fair value of stock options granted during fiscal years 2004, 2003 and 2002 was $1.49, $0.49 and $1.48, respectively, on the date of grant.

     A summary of stock options outstanding at April 3, 2004 follows (in thousands, except per share data):

					Exercisable(1)
			Weighted
			Average	Weighted
		Number of	Remaining	Average		Weighted
		Options	Contractual	Exercise	Number of	Average Exercise
Range of Exercise Price		Outstanding	Life	Price	Options	Price
$0.2700 –	$0.3800	251	8.58	$0.3251	115	$0.3401
0.5500 –	0.5500	1,643	8.25	0.5500	1,388	0.5500
0.5700 –	1.3500	1,187	7.75	1.1751	943	1.2309
1.5800 –	2.1250	1,598	7.78	1.9494	1,019	2.0078
2.2000 –	2.2000	2,450	9.63	2.2000	—	—
2.2500 –	4.1250	1,415	6.48	3.6631	1,191	3.7683
4.3125 –	8.3125	1,211	4.89	6.3995	1,193	6.4066
8.3750 –	30.0625	989	5.51	22.6437	979	22.7801
36.8750 –	36.8750	15	5.75	36.8750	15	36.8750
45.8750 –	45.8750	60	5.94	45.8750	60	45.8750

		10,819	7.57	$4.5756	6,903	$6.0480

Note:

(1)	Options exercisable at April 3, 2004, April 5, 2003 and April 6, 2002, were 6,903, 5,834 and 5,472, respectively.

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(11) Business Segment and International Information

     The Company is a systems integrator providing storage solutions for the mid-range enterprise market and has one reportable business segment. The Company has two operating segments which are identified by geographic regions, United States and Europe. These operating segments are aggregated into one reporting segment as they have similar economic characteristics. The Company’s operations are structured to achieve consolidated objectives. As a result, significant interdependence and overlap exists among the Company’s geographic areas. Accordingly, revenue, operating loss and identifiable assets shown for each geographic area may not be the amounts which would have been reported if the geographic areas were independent of one another. Revenue and transfers between geographic areas are generally priced to recover cost, plus an appropriate mark-up for profit. Operating loss is revenue less cost of revenues and direct operating expenses.

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(13) Related–party Transactions

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     The Company had operated historically without a significant backlog of orders and, as a result, net product revenue in any quarter was dependent upon orders booked and products shipped during that quarter. However, as a result of the new EMC relationship, the Company operates with a more significant backlog since its order shipments depends on the availability of EMC products and both the Company and EMC have concurrent quarter ends. Even though the orders shipped determines the Company’s revenue for any given quarter, its order backlog may not be a reliable indicator of its future revenue since its customers have the rights to cancel or delay shipment of their orders. A significant portion of the Company’s operating expenses are relatively fixed in nature and planned expenditures are based primarily upon sales forecasts. If revenue does not meet the Company’s expectations in any given quarter, the adverse effect on the Company’s liquidity and operating results may be magnified by the Company’s inability to reduce expenditures quickly enough to compensate for the revenue shortfall. Further, as is common in the computer industry, the Company historically has experienced an increase in the number of orders and shipments in the latter part of each quarter and it expects this pattern to continue into the future. The Company’s failure to receive anticipated orders or to complete shipments in the latter part of a quarter could have a materially adverse effect on the Company’s results of operations for that quarter.

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

SCHEDULE II

MTI TECHNOLOGY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended April 3, 2004, April 5, 2003 and April 6, 2002

		Allowance for Bad		Balance at
	Balance at	Debts Charged to	Bad Debts	End of
	Beginning of Period	SG&A	Write-Offs	Period
Year ended April 3, 2004
Allowance for doubtful accounts	$276	$25	$(64)	$237

Year ended April 5, 2003
Allowance for doubtful accounts	$960	$(602)	$(82)	$276

Year ended April 6, 2002
Allowance for doubtful accounts	$1,531	$1,884	$(2,455)	$960

		Allowance for Sales
	Balance at	Returns Accounted		Balance at
	Beginning	for as a Reduction	Sales	End of
	of Period	in Revenue	Return	Period
Year ended April 3, 2004
Allowance for sales returns	$200	$—	$—	$200

Year ended April 5, 2003
Allowance for sales returns	$489	$—	$(289)	$200

Year ended April 6, 2002
Allowance for sales returns	$607	$—	$(118)	$489

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP

23.2	Consent of Independent Registered Public Accounting Firm — KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.