Form 10-Q/A
period 2004-07-03
MTI TECHNOLOGY CORP
filed 2004-12-23
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

MTI TECHNOLOGY CORPORATION

EXPLANATORY NOTE

     On September 30, 2004, in connection with its earlier filing of a Registration Statement on Form S-3, MTI Technology Corporation received a letter from the U.S. Securities and Exchange Commission commenting upon MTI’s disclosure in the registration statement and, because the registration statement incorporates by reference MTI’s periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended, also commenting upon MTI’s disclosure in its Form 10-Q for the period ended July 3, 2004. This Amendment No. 2 to Form 10-Q is being filed to reflect revisions to MTI’s prior disclosures prompted by the SEC’s comments. While certain footnote disclosure in the financial statements has been modified, this Amendment does not include any changes to the financial results reported in the financial statements included in MTI’s original Form 10-Q.

PART I.

FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	July 3,	April 3,
	2004	2004
	(UNAUDITED)
	(RESTATED)
ASSETS
Current assets:
Cash and cash equivalents	$15,752	$3,017
Accounts receivable, less allowance for doubtful accounts and sales returns of $440 and $437 at July 3, 2004 and April 3, 2004, respectively	19,998	22,352
Inventories	6,839	6,186
Income tax refund and interest receivable	55	2,464
Prepaid expenses and other receivables	6,346	5,792

Total current assets	48,990	39,811
Property, plant and equipment, net	1,223	1,401
Goodwill, net	5,184	5,184
Other	221	216

	$55,618	$46,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$3,933	$3,933
Current portion of capital lease obligations	181	176
Accounts payable	11,686	13,650
Accrued liabilities	6,569	6,097
Accrued restructuring charges	1,649	1,830
Deferred revenue	10,119	11,382

Total current liabilities	34,137	37,068
Capital lease obligations, less current portion	44	95
Deferred revenue	2,685	2,308

Total liabilities	36,866	39,471

Redeemable convertible preferred stock, 567 shares issued and outstanding at July 3, 2004	6,243	—
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 567 and 0 shares at July 3, 2004 and April 3, 2004, respectively, included in redeemable convertible preferred stock above	—	—
Common stock, $.001 par value; authorized 80,000 shares; issued and outstanding 34,582 and 34,473 shares at July 3, 2004 and April 3, 2004, respectively	34	34
Additional paid-in capital	143,917	136,316
Accumulated deficit	(128,067)	(126,149)
Accumulated other comprehensive loss	(3,176)	(3,060)
Deferred compensation	(199)	—

Total stockholders’ equity	12,509	7,141

	$55,618	$46,612

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

MTI TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	July 3, 2004	July 5, 2003
Cash flows from operating activities:
Net loss	$(1,789)	$(2,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	252	496
Provision for (recovery of) sales returns and losses on accounts receivable, net	(9)	20
Provision for inventory obsolescence	408	500
Loss on disposal of fixed assets	—	253
Restructuring charges	—	40
Changes in assets and liabilities:
Accounts receivable	2,285	1,370
Inventories	(1,074)	(60)
Prepaid expenses, other receivables and other assets	1,813	(343)
Accounts payable	(2,007)	(2,146)
Accrued and other liabilities	(799)	299
Deferred revenue	(960)	(1,218)

Net cash used in operating activities	(1,880)	(3,646)

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(101)	(197)
Proceeds from the sale of property, plant and equipment	31	—

Net cash used in investing activities	(70)	(197)

Cash flows from financing activities:
Proceeds from issuance of common stock, treasury stock and exercise of options and warrants	126	28
Proceeds from issuance of preferred stock, net of transaction costs	14,556	—
Payment of capital lease obligations	(46)	(42)

Net cash provided by (used in) financing activities	14,636	(14)

Effect of exchange rate changes on cash	49	664

Net increase (decrease) in cash and cash equivalents	12,735	(3,193)
Cash and cash equivalents at beginning of period	3,017	9,833

Cash and cash equivalents at end of period	$15,752	$6,640

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$113	$40
Income taxes	—	—
Non-cash investing and financing activities:
Accrued dividends on preferred stock	$53	$—

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – dollar amounts in thousands)

1. Summary of Significant Accounting Policies

Company

     MTI Technology Corporation (“MTI” or the “Company”) is a system integrator providing storage solutions for the mid-range enterprise market. Historically, the Company partnered with independent storage technology companies to develop, integrate and maintain high-performance, high-availability storage solutions for mid-range and Global 2000 companies worldwide. The Company continues to service select third party hardware and software, and its Professional Services organization provides planning, consulting and implementation support for storage products from other leading vendors. The Company believes that there is as much value in creating, integrating, implementing and providing umbrella services around these various technologies as there is in developing the raw technology. On March 31, 2003, the Company entered into a reseller agreement with EMC Corporation, a global leader in information storage systems, software, networks and services, and has become a reseller and service provider of EMC Automated Networked Storage™ systems and software. Although the Company intends to focus primarily on EMC products, it will continue to support and service customers that continue to use MTI-branded RAID controller technology and partnered independent storage technology. The sale of EMC products accounted for 74% of product revenue in the first quarter of fiscal year 2005. The terms of the EMC reseller agreement do not allow us to sell data storage hardware that competes with EMC products.

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

     A summary of the Company’s operations by geographic area is presented below:

	THREE MONTHS ENDED
	July 3,	July 5,
	2004	2003
Revenue:
United States	$16,257	$8,701
Europe	9,779	9,077

Total revenue	$26,036	$17,778

Operating loss:
United States	$(1,133)	$(2,253)
Europe	(564)	(295)

Total operating loss	$(1,697)	$(2,548)

	July 3,	April 3,
	2004	2004
Identifiable assets:
United States	$33,967	$21,802
Europe	16,467	19,626

Tangible assets	50,434	41,428
Goodwill – United States	3,059	3,059
Goodwill – Europe	2,125	2,125

Total assets	$55,618	$46,612

9. Comprehensive Loss

     The components of comprehensive loss are as follows:

	THREE MONTHS ENDED
	July 3,	July 5,
	2004	2003
Net loss	$(1,789)	$(2,857)
Foreign currency translation adjustment	(116)	458

Total comprehensive loss	$(1,905)	$(2,399)

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

Series A Convertible Preferred Stock

     On June 17, 2004, the Company sold 566,797 shares of Series A Convertible Preferred Stock (the “Series A”) in a private placement financing at $26.46 per share, which raised $14.6 million in net proceeds (exclusive of related investment banking fees discussed below). The sale included issuance of warrants to purchase 1,624,308 shares of the Company’s common stock at an exercise price of $3.10 per share. The warrants are exercisable on or after December 20, 2004, and expire on June 17, 2015. The shares of common stock into which the warrants are exercisable represent twenty-five percent (25%) of the aggregate number of shares of common stock into which the Series A are convertible plus an additional 207,315 shares of common stock. Each share of the Series A is convertible into common stock any time at the direction of the holders, at an initial conversion rate of ten shares of common stock for each share of Series A, subject to adjustments upon certain dilutive issuances of securities by the Company. The Series A is convertible into common stock at the initial stated Series A price per share. As part of the private placement, a representative of the investors has joined the Company’s Board of Directors. EMC was a participating investor in the private placement, contributing $4 million of the $15 million gross proceeds raised.

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

     On August 30, 2004, the Company filed Amendment No. 1 to the Form 10-Q for the period ended July 3, 2004. The amendment was filed to correct certain errors made in the accounting for the Series A. Specifically, the Company changed certain assumptions used in the Black-Scholes calculation in order to value the warrants issued in connection with the Series A as well changed the manner in which the Company accounted for the beneficial conversion discount related to the Series A. The impact of these changes was to increase the total Series A discount from $5,471 to $8,834. Also, instead of recognizing the total beneficial conversion discount immediately upon issuance of the Series A, the discount will be accreted over the five year period from issuance date to the first available redemption date. This change resulted in a decrease in the net loss applicable to common shareholders from $7,313 to $1,919.

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

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Under the terms of the EMC reseller agreement, we will combine our core services capabilities, including storage networking assessment, installation, resource management and enhanced data protection, with the complete line of EMC Automated Networked Storage systems and software, focusing on the CLARiiON® family of systems. We are developing and implementing solutions that incorporate a broad array of third party products which, we believe, are the finest commercial technologies available to meet customer requirements in the areas of Storage Area Networks, Network Attached Storage, high-availability systems for enhanced business continuance, data protection systems incorporating enhanced backup and recovery, Information Lifecycle Management (“ILM”), archiving and tape automation, while minimizing our past dependencies on MTI-branded RAID controller technology. We also enhance the value of our storage solutions through our 24 hour, seven days per week support and service infrastructure, which includes an international network of 113 on-site field engineers, a storage solution laboratory, and our global technical support centers. The sale of EMC products accounted for 74% of product revenue in the first quarter of fiscal year 2005. The terms of the EMC reseller agreement do not allow us to sell data storage hardware that competes with EMC products.

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

Executive Summary

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

     Net cash used in operating activities was $1.9 million in the first quarter of fiscal year 2005 compared to net cash used in operating activities of $3.6 million for the same period of the prior year. A significant factor contributing to the cash used in operating activities was the $2.0 million decrease in payables. This decrease was mainly due to the paydown of our payable to EMC related to significant purchases made in the fourth quarter of fiscal year 2004. Also contributing to the cash used in operating activities was the $1.1 million increase in inventory. This increase mainly related to the purchase of demo inventory from EMC. Partially offsetting these uses of cash was a decrease of accounts receivable by $2.3 million, due to strong collection efforts throughout the quarter. If we are able to execute our growth strategy, we expect cash used in operations to decrease throughout fiscal 2005, primarily as a result of increased revenue generated from sales of EMC products as well as increased revenue from our professional services organization.

     In the first quarter of fiscal year 2005, we executed a letter of credit with Comerica bank for $6.0 million, for the benefit of EMC. This additional letter of credit is incremental to the existing EMC credit line of $5.0 million, thereby extending our purchasing credit limit with EMC to $11.0 million. This additional letter of credit is secured by a $6.0 million certificate of deposit. Our credit limit with EMC is for purchases only. Our credit terms with EMC are net 45 days from shipment. Our credit terms with our customers generally range from 30 to 60 days. Often there is a gap between when we pay EMC and when we ultimately collect the receivable from our customer. This gap is funded by our working capital as well as our line of credit with Comerica.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 – DISCLOSURE CONTROLS AND PROCEDURES

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

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

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

MTI TECHNOLOGY CORPORATION

By:	/s/ SCOTT POTERACKI
Scott Poteracki
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