Form 10-Q
period 2005-01-01
MTI TECHNOLOGY CORP
filed 2005-02-15
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2005

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

     The number of shares outstanding of the issuer’s common stock, $.001 par value, as of January 1, 2005 was 34,930,772.

MTI TECHNOLOGY CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

MTI TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	January 1,	April 3,
	2005	2004
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$14,173	$3,017
Accounts receivable, less allowance for doubtful accounts and sales returns of $459 and $437 at January 1, 2005 and April 3, 2004, respectively	34,379	22,734
Inventories, net	5,863	6,186
Income tax refund and interest receivable	115	2,464
Prepaid expenses and other receivables	6,251	5,792

Total current assets	60,781	40,193

Property, plant and equipment, net	1,082	1,401
Goodwill, net	5,184	5,184
Other	228	216

Total assets	$67,275	$46,994

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$5,500	$3,933
Current portion of capital lease obligations	157	176
Accounts payable	21,996	13,650
Accrued liabilities	10,560	6,479
Accrued restructuring charges	1,321	1,830
Deferred revenue	11,137	11,382

Total current liabilities	50,671	37,450

Capital lease obligations, less current portion	69	95
Deferred revenue	3,163	2,308

Total liabilities	53,903	39,853

Redeemable convertible preferred stock, 567 shares issued and outstanding at January 1, 2005, net of discount	6,738	—

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 567 and 0 shares at January 1, 2005 and April 3, 2004, respectively, included in redeemable convertible preferred stock above	—	—
Common stock, $.001 par value; authorized 80,000 shares; issued and outstanding 34,931 and 34,473 shares at January 1, 2005 and April 3, 2004, respectively	35	34
Additional paid-in capital	144,612	136,549
Accumulated deficit	(134,253)	(126,149)
Accumulated other comprehensive loss	(3,629)	(3,060)
Deferred compensation	(131)	(233)

Total stockholders’ equity	6,634	7,141

	$67,275	$46,994

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 1,	JANUARY 3,	JANUARY 1,	JANUARY 3,
	2005	2004	2005	2004
Net product revenue	$29,286	$12,281	$68,810	$31,817
Service revenue	10,229	8,929	28,241	27,697

Total revenue	39,515	21,210	97,051	59,514

Product cost of revenue	23,286	9,285	53,437	24,093
Service cost of revenue	8,457	6,642	22,863	19,591

Total cost of revenue	31,743	15,927	76,300	43,684

Gross profit	7,772	5,283	20,751	15,830

Operating expenses:
Selling, general and administrative	11,027	7,140	28,112	21,438
Research and development	—	—	—	776
Restructuring charges	—	—	—	(211)

Total operating expenses	11,027	7,140	28,112	22,003

Operating loss	(3,255)	(1,857)	(7,361)	(6,173)

Interest and other expense, net	(64)	(40)	(312)	(104)
Gain on foreign currency transactions	713	225	805	30

Loss before income taxes	(2,606)	(1,672)	(6,868)	(6,247)
Income tax (expense) benefit	(6)	3,130	(11)	3,123

Net income (loss)	(2,612)	1,458	(6,879)	(3,124)

Accretion of beneficial conversion related to preferred stock	(293)	—	(573)	—
Dividend on preferred stock	(300)	—	(653)	—

Net income (loss) applicable to common shareholders	$(3,205)	$1,458	$(8,105)	$(3,124)

Net income (loss) per share:
Basic and diluted	$(0.09)	$0.04	$(0.23)	$(0.09)

Weighted-average shares used in per share computations:
Basic	34,723	33,602	34,639	33,243

Diluted	34,723	35,482	34,639	33,243

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED
	JANUARY 1,	JANUARY 3,
	2005	2004
Cash flows from operating activities:
Net loss	$(6,879)	$(3,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	958	1,184
Provision for (recovery of) sales returns and losses on accounts receivable, net	(16)	41
Provision for inventory obsolescence	1,221	1,187
Loss on disposal of fixed assets	75	330
Restructuring charges	—	(211)
Non-cash compensation from issuance of restricted stock	102	10
Changes in assets and liabilities:
Accounts receivable	(11,923)	(4,637)
Inventories	(928)	1,704
Prepaid expenses, other receivables and other assets	1,795	(2,105)
Accounts payable	8,193	1,486
Accrued and other liabilities	3,293	(4,429)

Net cash used in operating activities	(4,109)	(8,564)

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(594)	(282)
Proceeds from the sale of property, plant and equipment	—	53

Net cash used in investing activities	(594)	(229)

Cash flows from financing activities:
Net borrowings under line of credit	1,567	660
Proceeds from issuance of common stock and exercise of options	603	742
Proceeds from issuance of preferred stock, net of transaction costs	13,638	—
Payment of capital lease obligations	(133)	(131)

Net cash provided by financing activities	15,675	1,271

Effect of exchange rate changes on cash	184	1,020

Net increase (decrease) in cash and cash equivalents	11,156	(6,502)

Cash and cash equivalents at beginning of period	3,017	9,833

Cash and cash equivalents at end of period	$14,173	$3,331

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$301	$160
Income taxes	—	28
Non-cash investing and financing activities:
Accrued dividends on preferred stock	653	—
Purchase of assets under capital lease	$88	$—

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – dollar amounts in thousands)

1.	Summary of Significant Accounting Policies

Company

MTI Technology Corporation (MTI or the “Company”) is a system integrator providing storage solutions for the mid-range enterprise market. Historically, the Company partnered with independent storage technology companies to develop, integrate and maintain high-performance, high-availability storage solutions for mid-range and Global 2000 companies worldwide. The Company continues to service select third party hardware and software, and its Professional Services organization provides planning, consulting and implementation support for storage products from other leading vendors. The Company believes that there is as much value in creating, integrating, implementing and providing umbrella services around these various technologies as there is in developing the raw technology. On March 31, 2003, the Company entered into a reseller agreement with EMC Corporation (EMC), a global leader in information storage systems, software, networks and services, and has become a reseller and service provider of EMC Automated Networked StorageTM systems and software. Although the Company intends to focus primarily on EMC products, it will continue to support and service customers that continue to use MTI-branded RAID controller technology and partnered independent storage technology. The terms of the EMC reseller agreement do not allow the Company to sell data storage hardware that competes with EMC products. The sale of EMC products accounted for 78% and 80% of total product revenue for the three and nine-months ended January 1, 2005.

In connection with the Company’s June 2004 private placement, which is described in Note 11, the Company agreed to register for resale the shares underlying the securities issued in the private placement. The Company filed a Registration Statement on Form S-3 on August 30, 2004 to register the underlying shares and, on September 30, 2004, the Company received a comment letter from the SEC with respect to the Registration Statement on Form S-3 and certain other periodic filings incorporated by reference in the Form S-3. The SEC’s comments related both to the Form S-3 and certain of the Company’s disclosures in its prior periodic filings. The Company submitted its response letter to the SEC on December 23, 2004 and in conjunction with this response, filed amendments to its Form S-3, Form 10-K for the year ended April 3, 2004 and Form 10-Q for the quarter ended July 3, 2004. The Company received a second comment letter on January 28, 2005, containing additional clarifying comments, and is in the process of preparing responses to the SEC’s comments. Management does not presently anticipate making additional material changes to its prior periodic filings in response to the SEC’s comments.

Overview

The interim condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended April 3, 2004. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of January 1, 2005 and the results of operations for the three and nine-month periods ended January 1, 2005 and January 3, 2004, and cash flows for the nine-month periods ended January 1, 2005 and January 3, 2004. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

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

Generally, product sales are not contingent upon customer testing, approval and/or acceptance. However, if sales require customer acceptance or include significant post-delivery obligations, revenue is recognized upon customer acceptance or fulfillment of any post delivery obligations. Product sales with post-delivery obligations generally relate to professional services, including installation services or other projects. Professional services revenue is not recognized until the services have been completed. In transactions where the Company sells directly to an end user, generally there are no acceptance clauses. However, the Company also sells to leasing companies who in turn lease the product to their lessee, the end user. For this type of sale, generally there are lessee acceptance criteria in the purchase order or contract. For these transactions, the Company defers the revenue until written acceptance is received from the lessee. Generally, credit terms to customers range from net 30 to net 60.

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

Other

The Company considers sales transactions that are initiated by EMC and jointly negotiated and closed by EMC and MTI’s sales-force as Partner Assisted Transactions (PATs). The Company recognizes revenue from PATs on a gross basis, in accordance with EITF 99-19, because it bears the risk of returns and collectability of the full accounts receivable. Product revenue for the delivered items is recorded at residual value upon pickup by a common carrier for Free Carrier (FCA) origin shipments. For FCA destination shipments, product revenue is recorded upon delivery to the customer. If the Company subcontracts the undelivered items such as maintenance and professional services to EMC or other third parties, it records the costs of those items as deferred costs and amortizes the costs using the straight-line method over the life of the contract. The Company defers the revenue for the undelivered items at fair value based upon list prices with EMC according to EITF 00-21. At times, MTI’s customers prefer to enter into service agreements directly with EMC. In such instances, the Company may assign the obligation to perform services to EMC, or other third parties, and therefore it does not record revenue nor defer any costs related to the services. Finally, upon assignment of maintenance and professional services to EMC, EMC may elect to subcontract the professional services to MTI. In this case, the Company defers the revenue for the professional services at fair value according to EITF 00-21.

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

Shipping

Products are generally drop-shipped directly from suppliers to MTI’s customers. Upon the supplier’s delivery to a carrier, title and risk of loss pass to the Company. Revenue is recognized at the time of shipment when shipping terms are Free Carrier (FCA) shipping point as legal title and risk of loss to the product pass to the customer. For FCA destination shipments, revenue is recorded upon delivery to the customer. For legacy MTI product sales, product is shipped from the Company’s facility in Ireland. The Company retains title and risk of loss until the product clears U.S. customs and therefore revenue is not recognized until the product clears customs for FCA origin shipments and upon delivery to the customer for FCA destination shipments.

Accounting for stock-based compensation

The Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, rather than the alternative fair value accounting allowed by Statement of Financial Accounting

Standards (Statement) No. 123, “Accounting for Stock Based Compensation.” APB 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statement of operations using the straight-line method over the vesting period for fixed awards. Under Statement 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Statement 148 amends Statement 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. The Company has adopted the disclosure-only provisions of Statement 148 and continues to follow APB 25 for stock-based employee compensation.

The following table shows pro forma net loss as if the fair value method of Statement 123 had been used to account for stock-based compensation expense:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 1,	JANUARY 3,	JANUARY 1,	JANUARY 3,
	2005	2004	2005	2004
Net income (loss) applicable to common shareholders, as reported	$(3,205)	$1,458	$(8,105)	$(3,124)
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	34	8	102	10
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(492)	(1,426)	(2,321)	(4,512)

Pro forma net income (loss)	$(3,663)	$40	$(10,324)	$(7,626)

Net income (loss) per share:
Basic and diluted, as reported	$(0.09)	$0.04	$(0.23)	$(0.09)

Basic and diluted,

Pro forma	$(0.11)	$0.00	$(0.30)	$(0.23)

The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The following represents the weighted-average fair value of options granted and the assumptions used for the calculations:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 1,	JANUARY 3,	JANUARY 1,	JANUARY 3,
	2005	2004	2005	2004
Weighted-average fair value of options granted	$1.15	$1.52	$1.52	$1.46
Expected volatility	0.81	0.88	0.81	0.89
Risk-free interest rate	3.63%	3.36%	3.59%	3.31%
Expected life (years)	5.00	5.00	5.00	5.00
Dividend yield	—	—	—	—

The Black-Scholes option valuation model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.

In December 2004, the FASB issued Statement 123, revised 2004, “Share-Based Payment” (Statement 123R). Statement 123R is a revision of Statement 123 and supersedes APB 25. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, generally the vesting period. The Company is required to adopt Statement 123R in the second quarter of fiscal year 2006. Management has not yet determined the impact of the adoption of Statement 123R on the consolidated financial statements.

2.	Restructuring and Other Reductions in Staff

Due to a reduction in volume as well as a shift in focus from developing technology to becoming a product integrator, the Company initiated an approved restructuring plan in the fourth quarter of fiscal year 2002. It was determined that certain underutilized facilities would be exited and a significant amount of positions, primarily in sales, marketing, research and development and manufacturing would be terminated. It was also determined that the Company’s manufacturing and integration facility would be consolidated in Dublin, Ireland. The majority of the restructuring actions were completed by the first quarter of fiscal year 2003. The remaining accrual at January 1, 2005 is related to remaining lease payments at abandoned or under-utilized office facilities. The Company remains liable on the leases of its abandoned facilities through fiscal year 2006.

The activity in accrued restructuring for the nine-months ended January 1, 2005, was as follows:

Abandoned facilities:
Balance as of April 3, 2004	$1,830
Less: Year-to-date utilization	(509)

Balance as of January 1, 2005	$1,321

3.	Composition of Certain Financial Statement Captions

Inventories are summarized as follows:

	JANUARY 1,	APRIL 3,
	2005	2004
Service spares and components	$2,269	$3,147
Work-in-process	44	2
Finished goods	3,550	3,037

	$5,863	$6,186

Prepaid expenses and other receivables are summarized as follows:

	JANUARY 1,	APRIL 3,
	2005	2004
Prepaid maintenance contracts	$3,982	$4,455
Prepaid insurance	339	457
Other	1,930	880

	$6,251	$5,792

Accrued liabilities are summarized as follows:

	JANUARY 1,	APRIL 3,
	2005	2004
Salaries and benefits	$3,917	$2,546
Sales tax	2,691	2,038
Customer deposits	1,214	382
Commissions	788	478
Product warranties	637	603
Other	1,313	432

	$10,560	$6,479

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

The changes in the Company’s warranty obligation are as follows:

Nine-months ended
JANUARY 1, 2005
Balance at beginning of period	$603
Current period warranty charges	523
Current period utilization	(489)

$637

In the third quarter of fiscal year 2004, Management reviewed the historical costs of warranty for EMC products sold since the inception of the reseller agreement with EMC on March 31, 2003. Management has updated this review on a quarterly basis through the third quarter of fiscal year 2005. Based on these reviews, and given the favorable warranty rate experience on EMC products, Management determined that it was not necessary to record any additional provision for warranty related to EMC products for the third and fourth quarters of fiscal year 2004 and the first quarter of fiscal year 2005. In the second quarter of fiscal year 2005, Management began recording additional warranty provision based on historical warranty costs and expected future warranty claims. Management will continue to assess the adequacy of the warranty accrual each quarter.

4.	Line of Credit

In November 2002, the Company entered into an agreement with Comerica Bank for a line of credit of $7,000 at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by Canopy. On June 18, 2004, the Company received an extension on the letter of credit for $7,000 until June 30, 2005. Also on June 18, 2004, the Company received a renewal on the Comerica line of credit for $7,000 until May 31, 2005. Until December 30, 2004, as discussed below, the Canopy letter of credit was secured by substantially all the assets of the Company. As of January 1, 2005, there was $5,500 outstanding under the Comerica Loan Agreement.

In the first quarter of fiscal year 2005, the Company executed a letter of credit with Comerica Bank for $6,000, for the benefit of EMC. This additional letter of credit was incremental to the existing EMC credit line of $5,000, thereby extending the purchasing credit limit with EMC to $11,000. This additional letter of credit was secured by a $6,000 certificate of deposit at Comerica Bank.

On December 30, 2004, the Company entered into a security agreement with EMC whereby the Company granted EMC a security interest in certain of its assets to secure the Company’s obligations to EMC under its existing supply agreements. The assets pledged as collateral consist primarily of the Company’s accounts receivable generated from the sale of EMC products and services, related inventory and the proceeds of such accounts receivable and inventory. The Company also agreed to cause its subsidiaries to enter into similar security agreements with EMC during the fourth quarter of fiscal year 2005. In exchange for this security interest, EMC increased the Company’s purchasing credit limit to $20,000 and terminated the $6,000 letter of credit noted above. Our payment terms to EMC remained at 45 days from shipment.

The Company had previously granted a security interest in all of its personal property assets to Canopy as security for the Company’s obligations to Canopy in connection with Canopy’s guaranty of the Company’s indebtedness to Comerica Bank. To enable the Company to pledge the collateral described above to EMC, Canopy delivered to the Company a waiver and consent releasing Canopy’s security interest in the collateral to be pledged to EMC and consenting to the transaction. As part of the waiver and consent, the Company agreed not to increase its indebtedness to Comerica Bank above its then-current outstanding balance of $5,500, and to make a principal repayment to Comerica equal to $1,833 on each of February 15, 2005, May 15, 2005 and August 15, 2005 in order to eliminate the Company’s outstanding indebtedness to Comerica.

Both the Comerica Loan Agreement and the EMC Security Agreement contain negative covenants placing restrictions on the Company’s ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. Although we are currently in compliance with all of the terms of the Comerica Loan Agreement, and believe that we will remain in compliance, as a condition of the Canopy waiver and release noted above, the Company is unable to borrow additional amounts under the Comerica loan agreement. Upon an event of default, Comerica may terminate the Comerica Loan Agreement and declare all amounts outstanding immediately due and payable.

5.	Income Taxes

On August 13, 2002, the Company received a notice of deficiency in its federal income tax due for fiscal year 1992 in the amount of $1,119. The notice of deficiency also advised the Company of related examination changes to its taxable income as reported for fiscal years 1993 through fiscal year 1995. The Company filed a timely petition in the United States Tax Court asking for a review of the IRS determinations. During the third quarter of fiscal year 2004, the Company received a decision from the United States Tax Court which obligated the Company to pay an additional $193 in income tax due for fiscal year 1992. The Company had accrued income taxes of $1,655 related to the IRS audits for fiscal years 1992 through fiscal year 1996. During the third quarter of fiscal year 2004, the Company reduced this accrual to $193 and recognized an income tax benefit of $1,462. Additionally, the Company was to receive income tax refunds for fiscal years 1982 through 1990 totaling $1,665. The income tax refunds allowed by the IRS are based upon the carryback of the net operating losses which were confirmed by the IRS for fiscal years 1993, 1994 and 1995. During the third quarter of fiscal year 2004, the Company accrued the income tax refunds of $1,668 and recorded an income tax benefit in the same amount. In the fourth quarter of fiscal year 2004, the Company received the interest calculation from the IRS and accrued the interest receivable of $741 related to the income tax refunds and recognized interest income in the same amount. During the first quarter of fiscal year 2005, the Company received all outstanding receivables from the IRS related to these matters.

The IRS is conducting an examination of the Company’s fiscal years 1996 and 1997 federal income tax returns. During May 2004, the Company received notice from the IRS of proposed adjustments, totaling $17.2 million, for fiscal year 1996. Management, after consultation with tax counsel, continues to believe in the propriety of its positions as set forth in its tax return and has filed a protest with the IRS regarding these proposed adjustments. The Company believes the ultimate resolution of the examination will not result in a material impact on the Company’s consolidated financial position, results of operations or liquidity. Any adjustments arising from this examination would result in a change to the Company’s NOL’s and would not impact results of operations, as the deferred tax assets have been fully reserved.

In the third quarter of fiscal year 2004, the Company received notice of re-assessment from the French Treasury. The French tax authorities have argued that the Company’s French subsidiary should have paid VAT on the waiver of intercompany debts granted by its U.S. parent company and by its Irish subsidiary. The amount of re-assessment is $79 and $605 related to fiscal years 2002 and 2001, respectively, plus penalties and interest. Through discussions with its tax advisors, management believes that intercompany debt waivers are not subject to VAT and therefore believes that this re-assessment is without merit and it is not probable that it will be required to pay the re-assessed amounts. Therefore, the Company has not recorded a liability for such amounts at January 1, 2005. The Company has appealed this re-assessment and is awaiting response from the French Tax Authorities.

6.	Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 1,	JANUARY 3,	JANUARY 1,	JANUARY 3,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$(2,612)	$1,458	$(6,879)	$(3,124)
Accretion of beneficial conversion related to preferred stock	(293)	—	(573)	—
Dividend on preferred stock	(300)	—	(653)	—

Net income (loss) applicable to common shareholders	$(3,205)	$1,458	$(8,105)	$(3,124)

Denominator:
Denominator for net income (loss) per share, basic weighted-average shares used in per share computations	34,723	33,602	34,639	33,243
Dilutive options outstanding	—	1,880	—	—

Denominator for net income (loss) per share, diluted-adjusted weighted-average shares	34,723	35,482	34,639	33,243

Net income (loss) per share, basic and diluted	$(0.09)	$0.04	$(0.23)	$(0.09)

Options and warrants to purchase 12,779 and 3,921 shares of common stock were outstanding at January 1, 2005 and January 3, 2004, respectively, but were not included in the computation of diluted net income (loss) per share for the three months ended January 1, 2005 and January 3, 2004, because the effect would be antidilutive.

Options and warrants to purchase 12,779 and 11,818 shares of common stock were outstanding at January 1, 2005 and January 3, 2004, respectively, but were not included in the computation of diluted net loss per share for the nine months ended January 1, 2005 and January 3, 2004, because the effect would be antidilutive.

7.	Business Segment and International Information

The Company is a systems integrator providing storage solutions for the mid-range enterprise market and has one reportable business segment. The Company has two operating segments which are identified by geographic regions, United States and Europe. These operating segments are aggregated into one reporting segment as they have similar economic characteristics. The Company’s operations are structured to achieve consolidated objectives. As a result, significant interdependence and overlap exists among the Company’s geographic areas. Accordingly, revenue and identifiable assets shown for each geographic area may not be the amounts which would have been reported if the geographic areas were independent of one another. Revenue and transfers between geographic areas are generally priced to recover cost, plus an appropriate mark-up for profit.

A summary of the Company’s operations by geographic area is presented below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 1,	JANUARY 3,	JANUARY 1,	JANUARY 3,
	2005	2004	2005	2004
Revenue:
United States	$21,720	$9,852	$56,434	$28,480
Germany	6,066	4,491	17,054	11,204
France	8,490	3,112	15,477	9,668
United Kingdom	2,931	3,748	7,388	9,844
Ireland	308	7	698	318

Total revenue	$39,515	$21,210	$97,051	$59,514

	JANUARY 1,	APRIL 3,
	2005	2004
Identifiable assets:
United States	$36,973	$22,184
Germany	7,712	6,139
France	12,517	8,562
United Kingdom	4,143	4,049
Ireland	746	876

Tangible assets	62,091	41,810
Goodwill – United States	3,059	3,059
Goodwill – Europe	2,125	2,125

Total assets	$67,275	$46,994

8.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 1,	JANUARY 3,	JANUARY 1,	JANUARY 3,
	2005	2004	2005	2004
Net income (loss)	$(2,612)	$1,458	$(6,879)	$(3,124)
Foreign currency translation adjustment	(345)	(95)	(569)	396

Total comprehensive Income (loss)	$(2,957)	$1,363	$(7,448)	$(2,728)

9.	Related Party Transactions

In the normal course of business, the Company sold and purchased goods and services to and from companies affiliated with Canopy. Goods and services purchased from companies affiliated with Canopy were $0 and $30 for the three months ended January 1, 2005 and January 3, 2004, respectively, and $86 and $30 for the nine months ended January 1, 2005 and January 3, 2004, respectively. Goods and services sold to companies affiliated with Canopy were $12 and $0 for the quarter ended January 1, 2005 and January 3, 2004, respectively, and $20 and $84 for the nine months ended January 1, 2005 and January 3, 2004, respectively. At January 1, 2005, there was no outstanding amount due to or from companies affiliated with Canopy.

Through December 17, 2004, Ralph J. Yarro III, one of the Company’s Directors, was a Director, President and Chief Executive Officer of Canopy. Also through December 17, 2004, Darcy G. Mott, one of the Company’s Directors, was Vice President, Treasurer and Chief Financial Officer of Canopy.

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

Restricted Stock

During the third and fourth quarter of fiscal year 2004, the Company granted 85,000 and 30,000 shares of restricted stock, respectively, pursuant to 2001 Stock Incentive Plan. Based on the fair market value at the date of grant, the Company will record $187 and

$84, respectively, in compensation expense ratably over the vesting period of the restricted stock. The restricted stock vests 50% at the end of the first year and the remaining 50% at the end of the second year. The Company recorded $34 and $102 in compensation expense for the three and nine months ended January 1, 2005, respectively.

Series A Convertible Preferred Stock

On June 17, 2004, the Company sold 566,797 shares of Series A Convertible Preferred Stock (the “Series A”) in a private placement financing at $26.46 per share, which raised $13,638 in net proceeds. The sale included issuance of warrants to purchase 1,624,308 shares of the Company’s common stock at an exercise price of $3.10 per share. The warrants are exercisable on or after December 20, 2004, and expire on June 17, 2015. The shares of common stock into which the warrants are exercisable represent twenty-five percent (25%) of the aggregate number of shares of common stock into which the Series A are convertible plus an additional 207,315 shares of common stock. Each share of the Series A is convertible into common stock any time at the direction of the holders, at an initial conversion rate of ten shares of common stock for each share of Series A, subject to adjustments upon certain dilutive issuances of securities by the Company. The Series A is convertible into common stock at the initial stated Series A price per share. As part of the private placement, a representative of the investors has joined the Company’s Board of Directors. EMC was a participating investor in the private placement, contributing $4,000 of the $15,000 gross proceeds raised.

The Series A contains a beneficial conversion feature as the Series A was priced based on 90% of the average closing price of the Company’s common stock during the 20 trading days prior to the Series A issuance. The beneficial conversion feature is computed at $8,835 including $3,000 attributable to the warrants. The estimated fair value of the warrants was computed using the Black-Scholes model and the following assumptions: Risk free rate – 4.71%; Volatility – 87%; Expected life – 10 years. The beneficial conversion feature will be amortized as a non-cash charge to retained earnings, and included in the computation of earnings per share, over the five year period using the effective interest method from the Series A issuance date until the first available redemption date. Amortization of the beneficial conversion feature for the three and nine months ended January 1, 2005 was $293 and $573, respectively, and the unamortized beneficial conversion of $8,262 was recorded net of preferred stock as a discount at January 1, 2005.

The Series A carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. The Company recorded an accrued dividend payable of $300 and $653 during the three and nine months ended January 1, 2005. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series A shall be senior in all respects to all other equity holders of the Company. The Company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.

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

In October 2004, the Company reached a settlement with the investment bank regarding the amount of fees related to the Series A offering. During the third quarter of fiscal year 2005, the Company paid $691 to the investment bank.

12.	Subsequent Event

Subsequent to the end of the third quarter of fiscal year 2005, the Company announced plans to restructure its European operations. The restructuring plan will primarily involve the closure of the Dublin, Ireland facility and the consolidation of European finance functions within the Weisbaden, Germany facility. Once completed, this restructuring plan is expected to provide quarterly cost savings between $0.7 million and $1.0 million. As of the date of this filing, all of the details of the restructuring have not yet been finalized, however, Management estimates that the Company will record a restructuring charge in the fourth quarter of fiscal year 2005 related to severance charges of approximately $1.0 million and facility charges between $1.0 million and $3.0 million. The range of expected charge is primarily contingent upon the Company obtaining favorable sub-lease terms at its Ireland facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Safe Harbor

The statements included in this report that are not historical or based on historical facts constitute “forward-looking statements” that involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about our efforts in reselling EMC’s products, our restructuring activities and strategic shift, the ability of our securities to trade on any market or exchange system, revenue, margin, the effect of accounting changes, attempts to raise additional funds, MTI-branded product sales and changes in product mix, customers, reductions in research and development expenditures, foreign currency hedging activity, anticipated decreases in spending, dependence on new products and quarterly fluctuations. Our transition from a manufacturer to a storage solution provider and focus of sales efforts on the mid-range enterprise market may not be successful. We may fail to achieve anticipated revenue levels and efficiencies of operation. There can be no assurance that we will be successful with our new operating strategy, that we will be able to retrain our employees in an expeditious manner or to hire employees during this period of strategy shift. Estimates made in connection with our critical accounting policies may differ from actual results. Given these uncertainties, investors in our common stock are cautioned not to place undue reliance on our forward-looking statements. The forward-looking statements in this report speak only as of the date of this report and we do not undertake to revise or update any of them. We urge you to review and carefully consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission.

Additional information on potential factors that could affect our business or financial results or condition is included in our Annual Report on Form 10-K, as amended, for the year ended April 3, 2004.

Overview and Executive Summary

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

Under the terms of the EMC reseller agreement, we will combine our core services capabilities, including storage networking assessment, installation, resource management and enhanced data protection, with the complete line of EMC Automated Networked Storage systems and software, focusing on the CLARiiON® family of systems. We are developing and implementing solutions that incorporate a broad array of third party products which, we believe, are the finest commercial technologies available to meet customer requirements in the areas of Storage Area Networks, Network Attached Storage, high-availability systems for enhanced business continuance, data protection systems incorporating enhanced backup and recovery, Information Lifecycle Management (“ILM”), archiving and tape automation, while minimizing our past dependencies on MTI-branded RAID controller technology. We also enhance the value of our storage solutions through our 24 hour, seven days per week support and service infrastructure, which includes an international network of 113 on-site field engineers, a storage solution laboratory, and our global technical support centers. The sale of EMC products accounted for 78% and 80% of product revenue for the three and nine months ended January 1, 2005, respectively. The terms of the EMC reseller agreement do not allow us to sell data storage hardware that competes with EMC products.

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

The total storage solutions that we deliver to the market are generally compatible with Sun Solaris, HP-UX, Windows NT, Novell Netware, IBM AIX, and Linux operating systems. Having the ability to work on these operating platforms enables us to meet varied customer demands. Our customers represent a cross-section of industries and governmental agencies and range from small businesses to Fortune 500 companies. One customer accounted for 12.4% and 10.4% of total revenue for the three and nine months ended January 1, 2005, respectively.

The shift in strategy from a developer of technology to a reseller of third-party solutions has had the following primary financial implications:

➢	We recorded an increase in product revenue in each quarter of fiscal 2004 and fiscal 2005 and significantly increased the number of new customers. The growth in product revenue and penetration of new accounts can be attributed to designing solutions around EMC products which are well regarded in the industry.

➢	Maintenance revenue has been negatively impacted due to the comprehensive warranty characteristics of EMC products. We resell EMC hardware products with up to a three year warranty with a seven day, twenty-four hour service level. In contrast, MTI proprietary products were generally sold with a one year warranty with a five day, nine hour service level. Therefore, the sale of proprietary products provided an opportunity to generate maintenance revenue earlier due to the shorter warranty period and allowed the Company to generate maintenance revenue during the warranty period by selling maintenance contracts increasing the service level to seven days a week, twenty-four hours a day.

➢	We eliminated research and development costs and significantly reduced manufacturing and marketing expenses. These cost reductions were primarily the result of reductions in staff and the abandonment of underutilized facilities.

➢	We have experienced reduced product margins due to the reliance on EMC to develop and manufacture the products we resell.

We believe the new business strategy provides a significant opportunity to grow revenues, and achieve profitability. In order to be successful we believe we must continue to invest in our professional services organization by adding skilled labor and infrastructure. This provides the best opportunity to achieve profitability as we gain expertise in developing highly complex solution sets that few companies can deliver. In order to make the necessary investment in our professional service organization we require significant working capital. To address this concern, in the first quarter of fiscal year 2005 we raised $15 million in a private placement led by Advent International.

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

     Generally, product sales are not contingent upon customer testing, approval and/or acceptance. However, if sales require customer acceptance or include significant post-delivery obligations, revenue is recognized upon customer acceptance or fulfillment of any post delivery obligations. Product sales with post-delivery obligations generally relate to professional services, including installation services or other projects. Professional services revenue is not recognized until the services have been completed. In transactions where we sell directly to an end user, generally there are no acceptance clauses. However, we also sell to leasing companies who in turn lease the product to their lessee, the end user. For this type of sale, generally there are lessee acceptance criteria in the purchase order or contract. For these transactions, we defer the revenue until written acceptance is received from the lessee. Generally, our credit terms to customers range from net 30 to net 60.

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

Multiple element arrangements

     We consider sales contracts that include a combination of systems, software or services to be multiple element arrangements. Revenue recognition with multiple elements whereby software is incidental to the overall product solution is recorded in accordance with EITF 00-

21. An item is considered a separate element if it involves a separate earnings process. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we use the residual method, whereby we defers the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Discounts are allocated only to the delivered elements. Fair value is determined by examining renewed service contracts and based upon the price charged when the element is sold separately or prices provided by vendors if sufficient standalone sales information is not available. Undelivered elements typically include installation, training, warranty, maintenance and professional services.

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

     Product warranty. We generally record warranty expense at the time revenue is recognized and maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty calls and repair cost. In the third quarter of fiscal year 2004, we reviewed our historical costs of warranty for EMC products sold since the inception of the reseller agreement with EMC on March 31, 2003. We have updated this review on a quarterly basis through the third quarter of fiscal year 2005. Based on these reviews, and given the favorable warranty rate experienced on EMC products, we determined that it was not necessary to record any additional provision for warranty related to EMC products for the third and fourth quarters of fiscal year 2004 and in the first quarter of fiscal year 2005. In the second quarter of fiscal year 2005, we began recording additional warranty provision based on historical warranty costs and expected future warranty claims. We will continue to assess the adequacy of the warranty accrual each quarter. The recorded warranty rate for EMC products will likely be lower than fiscal 2004 given our favorable warranty experience with EMC products. Should actual warranty calls and repair cost differ from our estimates, the amount of actual warranty costs could materially differ from our estimates.

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

     Inventories. Our inventory consists of logistics inventory and production inventory. Logistics inventory is used for product under maintenance contracts and warranty, and is not for sale. As of January 1, 2005, we had net logistics inventory of $2.3 million, of which substantially all of such inventory is related to legacy products, and net production inventory of $3.6 million. Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and future sales forecasts. Historically, we used rolling forecasts based upon anticipated product orders to determine our component and product inventory requirements. As a reseller, we procure inventory primarily upon receipt of purchase orders from customers; as such, the risk of EMC production inventory obsolescence is low. Our logistics inventory reserve is based on a combined analysis of historical usage, current and anticipated maintenance contract renewals and future product sales. If we overestimate our product or component requirements, we may have excess inventory, which could lead to additional excess and obsolete charges.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JANUARY 1,	JANUARY 3,	JANUARY 1,	JANUARY 3,
	2005	2004	2005	2004
Net product revenue	74.1%	57.9%	70.9%	53.5%
Service revenue	25.9	42.1	29.1	46.5

Total revenue	100.0	100.0	100.0	100.0

Product gross profit	20.5	24.4	22.3	24.3
Service gross profit	17.3	25.6	19.0	29.3

Gross profit	19.7	24.9	21.4	26.6

Selling, general and administrative	27.9	33.7	29.0	36.0
Research and development	—	—	—	1.3
Restructuring charges	—	—	—	(0.3)

Operating loss	(8.2)	(8.8)	(7.6)	(10.4)

Interest and other expense, net	(0.2)	(0.2)	(0.3)	(0.2)
Gain on foreign currency transactions	1.8	1.1	0.8	0.1
Income tax benefit	—	14.8	—	5.3

Net income (loss)	(6.6)%	6.9%	(7.1)	% (5.2)%

Net Product Revenue: The components of product revenue by geographic region for the third quarter of fiscal year 2005 and 2004 are shown in the table below (in millions):

	Three months ended
	January 1, 2005	January 3, 2004	Change
US	$16.8	$5.7	$11.1
Europe	12.5	6.6	5.9

Total product revenue	$29.3	$12.3	$17.0

Net product revenue for the third quarter of fiscal year 2005 increased $17.0 million, or 138% from the same quarter of the prior year. This increase was comprised of an $11.1 million and $5.9 million, or 194% and 91%, increase in domestic and international product revenue, respectively. The increase in net product revenue is primarily a result of further leveraging our reseller relationship with EMC. Our EMC reseller agreement was entered into in the fourth quarter of fiscal year 2003. Our ability to sell EMC products has enabled us to further penetrate the mid-range storage market. As of January 1, 2005, we had a total worldwide sales headcount of 132 compared to 73 as of January 3, 2004. This increase in headcount has enabled us to sell products to new name accounts in new regions. The product revenue increase is the direct result of our focus on building our EMC relationship and to further develop our expertise in selling the EMC product line. The increase was driven primarily by strong demand for EMC server and software products, which generally have a higher average selling price than our proprietary products. Server and software product revenue for the third quarter of fiscal year 2005 increased from the same quarter of the prior year by $13.4 million and $4.0 million, respectively. These increases were slightly offset by a $0.4 million decrease in tape library product revenue. The decrease in tape library revenue is attributable to a shift in focus towards developing expertise selling the EMC product set. Server, software and library revenue accounted for 72%, 17% and 11% of total product revenue in the third quarter of fiscal year 2005 as compared to 63%, 7% and 29% in the same quarter of the prior year, respectively. For the third quarter of fiscal year 2005, sales of EMC products represented $22.9 million, or 78% of total product revenue compared with $6.7 million or 55% of total product revenue for the same period of the previous year. We ended our third quarter of fiscal year 2005 with a product order backlog of $5.0 million.

The components of product revenue by geographic region for the first nine months of fiscal year 2005 and 2004 are shown in the table below (in millions):

	Nine months ended
	January 1, 2005	January 3, 2004	Change
US	$43.1	$14.5	$28.6
Europe	25.7	17.3	8.4

Total product revenue	$68.8	$31.8	$37.0

Net product revenue for the first nine months of fiscal year 2005 increased $37.0 million, or 116% from the same period of the prior year. The increase was attributable to a $28.6 million and $8.4 million, or 197% and 49%, increase in domestic and international product revenue, respectively. The increase in net product revenue is primarily attributable to the same reasons noted above. Server and software product revenue for the first nine months of fiscal year 2005 increased from the same period of the prior year by $29.5 million and $8.6 million, respectively, offset by a decrease of $1.1 million from tape library sales. The decline in tape library revenue is attributable to a shift in focus towards developing expertise selling the EMC product set. Server, software and library revenue accounted for 73%, 16% and 10% of total product revenue for the first nine months of fiscal year 2005 as compared to 65%, 8% and 26% in the same period of the prior year, respectively. For the first nine months of fiscal year 2005, sales of EMC products represented $55.3 million, or 80% of total product revenue, compared with $16.6 million or 52% of total product revenue for the same period of the previous year.

Service Revenue: The components of service revenue for the third quarter of fiscal year 2005 and 2004 are shown in the table below (in millions):

	Three months ended January 1, 2005			Three months ended January 3, 2004
	US	Europe	Total	US	Europe	Total
Professional Services Revenue	$1.7	$0.8	$2.5	$0.4	$0.4	$0.8
Maintenance Revenue	3.2	4.5	7.7	3.8	4.4	8.1

Total Service Revenue	$5.0	$5.3	$10.2	$4.1	$4.8	$8.9

Total service revenue increased $1.3 million, or 15% from the same quarter of the prior year. The increase was attributable to an increase in professional services revenue of $1.7 million, partially offset by a decrease in maintenance revenue of $0.4 million.

The decline in maintenance revenue was primarily related to three factors. On March 31, 2003, we became a reseller and service provider of EMC Automated Networked Storage Systems and software. Most EMC hardware products are sold with up to a 3-year 24x7 warranty. As a result, the revenue associated with post-warranty service contracts for those hardware product sales will not occur until expiration of the warranty period. This factor, along with non-renewals of prior maintenance contracts, caused maintenance revenue to decrease compared to the third quarter ended January 3, 2004. However, as sales of EMC products increase, we expect that sales of back-up products, which are not a part of the EMC reseller agreement, will increase and those products typically carry shorter warranty periods thus providing an opportunity for increased maintenance contracts. Another factor that contributed to the decrease in maintenance revenue is the expiration of maintenance contracts without offsetting renewed and new maintenance contracts related to MTI-branded products. A third factor contributing to the decrease in maintenance revenue was that in certain PATs, we assign the maintenance to EMC and we are responsible for product fulfillment only. This occurs when either MTI does not have the skill set necessary to deliver the maintenance components or EMC chooses to retain control of the service contract at a specified customer account. If we are able to successfully execute our strategy, we expect that maintenance revenue will begin to increase as the warranty on the EMC products expire and we are able to sell new hardware maintenance contracts.

Professional services revenue for the third quarter of fiscal year 2005 increased $1.7 million or 213% from the same quarter of the prior year. The growth in professional services revenue was the result of increased product sales which provided the opportunity to generate service revenue through the performance of installation and configuration services as well as the ability to sell more complex professional service engagements. We are making a focused effort to grow our professional service business and have added significant headcount and resources to this area. As of January 1, 2005, we had 143 service employees compared to 113 as of

January 3, 2004. We plan to continue to add resources to this business in order to continue to drive increased professional services revenue. We are a member of the EMC Authorized Services Network and are able to provide end-to-end professional service for EMC’s CLARiion family of systems.

The components of service revenue for the first nine months of fiscal year 2005 and 2004 are shown in the table below (in millions):

	Nine months ended January 1, 2005			Nine months ended January 3, 2004
	US	Europe	Total	US	Europe	Total
Professional Services Revenue	$3.7	$1.9	$5.6	$1.0	$0.8	$1.8
Maintenance Revenue	9.6	13.0	22.6	13.0	13.0	25.9

Total Service Revenue	$13.3	$14.9	$28.2	$13.9	$13.8	$27.7

Total service revenue for the first nine months of fiscal year 2005 increased $0.5 million, or 2% from the same period of the prior year. The increase was the result of an increase in professional services revenue of $3.8 million, partially offset by a decrease in maintenance revenue of $3.3 million. The decrease in maintenance revenue and the increase in professional services revenue was attributable to the factors noted above. As noted in the above tables, the US operations have experienced a significant decline in maintenance revenue compared to the European operations. This is primarily due to the fact that historically, Europe has sold a greater mix of tape library back-up systems. These systems generally carry longer maintenance terms and they experience greater renewal rates than server systems. Conversely, the professional services revenue growth has been greater in the US compared to Europe. This is primarily due to increased product sales in the US which has led to increased opportunities for installation and configuration engagements. The greater increase in the US is also attributable to increased headcount in our professional services department as a result of our focused effort to take advantage of the service opportunities in the US. We have not increased headcount at the same rate in Europe.

Product Gross Profit: Product gross profit was $6.0 million for the third quarter of fiscal year 2005, an increase of $3.0 million or 100% from the same quarter of the prior year. The gross profit percentage for net product sales was 20% for the third quarter of fiscal year 2005 as compared to 24% for the same quarter of the prior year. There were three factors that impacted the product gross profit percentage during the third quarter of fiscal year 2005: product-mix, warranty expense and rebates earned. The first factor which contributed to a reduced gross profit percentage was a change in product-mix as compared to the third quarter of fiscal year 2004. The sale of EMC products accounted for 78% of product revenue in the third quarter of fiscal year 2005, compared to 55% in the same period of the prior year. Generally, sales of our legacy products have higher profit margins compared to EMC products. Increased warranty expense was another factor which contributed to the decreased product gross profit percentage. Due to favorable warranty claim experience at the time, we ceased recording additional warranty expense in the third quarter of fiscal year 2004. We resumed recording warranty expense in the second quarter of fiscal year 2005 and recorded warranty expense of $0.4 million in the third quarter of fiscal year 2005. Partially offsetting these factors was the favorable impact of rebates recorded in the third quarter of fiscal year 2005. In the first quarter of fiscal year 2005, we became an EMC Premier Velocity Partner, which has allowed us to earn certain performance based rebates. In the third quarter of fiscal year 2005 we recorded performance rebates of $0.4 million. No rebates were earned in the third quarter of fiscal year 2004, resulting in a favorable impact to product margin percentage in 2005. We believe that the product gross profit percentage for the third quarter of fiscal year 2005 is at the low-end of our expected range due to the factors discussed above as well as lower profit margins experienced on a transaction by transaction basis. If we are able to successfully execute our strategy, we anticipate future net product margins to range between 20% and 25%. This margin increase is expected to be driven by increased selling prices combined with more favorable pricing from our vendors.

Product gross profit was $15.4 million for the first nine months of fiscal year 2005, an increase of $7.6 million or 99% from the same period of the prior year. The gross profit percentage of net product sales for the first nine months of fiscal year 2005 was 22% compared to 24% for the same period of the prior year. The factors that impacted product gross profit percentage for the first nine months of fiscal year 2005 were primarily product-mix, warranty expense and rebates earned. The sale of EMC products accounted for 80% of product revenue for the first nine months of fiscal year 2005 compared to 52% for the same period of the prior year. Sales of our legacy products generally have higher profit margins compared to EMC products. Due to the factors noted above, we recorded warranty expense of $0.6 million in the first nine months of fiscal year 2005 as compared to $0.1 million for the same period of the prior year. These unfavorable factors were partially offset by performance rebates earned in 2005. For the first nine months of fiscal year 2005, we recorded $1.1 million in performance based rebates. No such rebates were earned in the same period of the prior year.

Service Gross Profit: Service gross profit was $1.8 million for the third quarter of fiscal year 2005, a decrease of $0.5 million, or 23% from the same quarter of the prior year. The service gross profit percentage was 17% in the third quarter of fiscal year 2005 compared to 26% in the same quarter of the prior year. The decrease in service gross profit percentage is primarily due to the combination of a shift in the composition of service revenue as well as an increase in service expenses related to additional resources added. As noted above, for the three months ended January 1, 2005, maintenance revenue decreased $0.4 million and professional service revenue increased $1.7 million compared to the same quarter of the prior year. Professional services revenue represented 25% of total service revenue for the three months ended January 1, 2005 compared to 9% for the same quarter of the prior year. In order to drive increased professional services revenue and as an investment in growing our professional services business, we incurred increased expenses related to salary and benefits and travel and lodging. Also contributing to the decrease in service gross profit percentage is the decrease in maintenance revenue which is supported by a relatively fixed cost structure. If we are successful in executing our strategy, we expect our service gross profit percentage to increase as a result of increased maintenance revenue and continued increases in professional services revenue while maximizing our utilization rates.

Service gross profit was $5.4 million for the first nine months of fiscal year 2005, a decrease of $2.7 million, or 34% from the same period of the prior year. The service gross profit percentage was 19% for the first nine months of fiscal year 2005, compared to 29% for the same period of the prior year. The decreases in service gross profit and gross profit percentage for the first nine months of fiscal year 2005 are due to the same factors noted above. As noted above, for the nine months ended January 1, 2005, maintenance revenue decreased $3.3 million and professional service revenue increased $3.8 million compared to the same period of the prior year. Professional services revenue represented 20% of total service revenue for the nine months ended January 1, 2005 compared to 7% for the same quarter of the prior year.

Selling, General and Administrative: Selling, general and administrative expenses for the third quarter of fiscal year 2005 increased $3.9 million, or 54% from the same quarter of the prior year. As a percentage of total revenue, selling, general and administrative expenses for the third quarter of fiscal year 2005 were 28% as compared to 34% for the same quarter of the prior year. The increase in selling, general and administrative expenses was primarily due to an increase in salaries and related benefits of $2.7 million, an increase in travel and lodging expenses of $0.5 million and an increase in outside purchases of $0.7 million. The increase in salaries and related benefits expense was attributable to an increase of 54 employees in sales, marketing and G&A departments compared to January 3, 2004, as well as increased commission expense as a result of increased sales. The increase in travel and lodging expenses was also primarily the result of increased headcount in our sales organization. The increase in outside purchases was primarily related to increases in employment recruiting fees, audit and consulting fees related to our Sarbanes-Oxley compliance project, marketing consulting fees and legal fees.

Selling, general and administrative expenses for the first nine months of fiscal year 2005 increased $6.7 million, or 31% over the same period of the prior year. As a percentage of total revenue, selling, general and administrative expenses for the first nine months of fiscal year 2005 were 29% as compared to 36% for the same period of the prior year. The increase in selling, general and administrative expenses was primarily due to an increase in salary and related benefits expense of $5.2 million, an increase in travel and lodging of $1.0 million and an increase in outside purchases of $0.9 million. These increases were partially offset by decreases in fixed charges of $0.2 million and decreases in office supplies and services of $0.2 million. The increases in salary and related benefits, travel and lodging and outside purchases were primarily driven by the same factors noted above. The decrease in fixed charges was primarily related to a reduction in insurance premiums.

Subsequent to the end of the third quarter of fiscal year 2005, we announced plans to restructure our European operations. The restructuring plan will primarily involve the closure of our Dublin, Ireland facility and the consolidation of European finance functions within our Weisbaden, Germany facility. Once completed, this restructuring plan is expected to provide quarterly cost savings between $0.7 million and $1.0 million.

Research and Development: We did not incur research and development expenses during the three and nine months ended January 1, 2005. In the second quarter of fiscal year 2004, we eliminated research and development expenditures due to our strategy shift from a producer of proprietary products to a reseller of EMC products. We determined that EMC’s research and development functions overlap the integration and testing function that we historically performed and, therefore, we decided not to invest further on research and development activities. We do not expect to incur additional research and development expenses in the future.

Restructuring: We did not incur restructuring charges during the three and nine months ended January 1, 2005. In the first nine months of fiscal year 2004, we recorded a net restructuring benefit of $0.2 million due to higher than anticipated lease payments from sub-lessees. As discussed above, subsequent to the end of the third quarter of fiscal year 2005, we announced plans to restructure our European operations. As of the date of this filing, the details of the restructuring are not yet finalized, however, we anticipate recording a restructuring charge in the fourth quarter of fiscal year 2005 related to severance charges of approximately $1.0 million and facility charges between $1.0 million and $3.0 million. The range of expected charge is primarily contingent upon the Company obtaining favorable sub-lease terms at our Ireland facility.

Interest and Other Expense, Net: Interest and other expense, net for the third quarter of fiscal year 2005 was $0.06 million, as compared $0.04 million for the same quarter of the prior year. The increase in expense was primarily due to increased interest expense due to higher borrowing and higher interest rates on our line of credit during the three months ended January 1, 2005.

Interest and Other expense, net for the first nine months of fiscal year 2005 was $0.3 million, as compared to $0.1 million for the same period of the prior year. The increase in expense was primarily due to increased interest expense of $0.2 million due to higher borrowing and higher interest rates on our line of credit during the nine months ended January 1, 2005.

Gain on Foreign Currency Transactions: We recorded gains on foreign currency transactions of $0.7 million and $0.8 million for the three and nine months ended January 1, 2005, respectively, compared to gains of $0.2 million and $0.03 million for the same periods of the prior year. The increased gains are the result of the weakening value of the US Dollar as compared to the Euro and British Pound Sterling. Also, in the first quarter of fiscal year 2004, we recognized a $0.3 million loss when we closed out our hedging contracts. We had no such hedges in place during the first nine months of fiscal year 2005.

Liquidity and Capital Resources

As of January 1, 2005, working capital was $10.1 million, compared to $2.7 million as of April 3, 2004. We had cash and cash equivalents of $14.2 million as of January 1, 2005, compared to $3.0 million as of April 3, 2004. The $11.2 million increase in cash and cash equivalents was primarily the result of $13.6 million in net proceeds received from the issuance of Series A Convertible Preferred Stock and $1.6 million net borrowings on the Comerica line of credit. These increases in cash and cash equivalents were offset by the $4.1 million in cash used in operating activities, mainly due to increased accounts receivable of $11.9 million and the net loss of $6.9 million. The increase in accounts receivable resulted from an increase in sales of 63% during the nine months ended January 1, 2005 over the same period of the prior year coupled with a significant portion of sales occurring during the last month of the quarter. Another significant factor impacting the cash used in operating activities was the $8.2 million increase in payables. This increase was mainly the result of increased purchases from EMC due to the increase in revenue. As a reseller, we fulfill our customer orders through purchases from third-party vendors, primarily EMC. As such, there is generally a direct correlation between revenue and payables. For the three months ended January 1, 2005, we generated cash from operations of $1.1 million. This was a result of significant collection efforts during this period as well as increased deferred revenue and payables.

For the nine months ended January 1, 2005, cash was also favorably impacted by proceeds from the exercise of options of $0.6 million. This source of cash was offset by capital expenditures of $0.6 million. Due to our plan to continue to increase headcount throughout fiscal year 2005 and 2006, we expect that our capital expenditures will increase mainly due to the purchase of additional computer equipment.

In November 2002, we entered into a loan agreement with Comerica Bank for a line of credit of $7.0 million at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by the Canopy Group, Inc., our major stockholder. Until December 30, 2004 as discussed below, Canopy’s guarantee was secured by a lien on substantially all of our assets. On June 18, 2004, we received an extension on the letter of credit until June 30, 2005. Also on June 18, 2004, we received a renewal on the Comerica line of credit until May 31, 2005. As of January 1, 2005, there was $5.5 million outstanding under the Comerica Loan Agreement.

In the first quarter of fiscal year 2005, we executed a letter of credit with Comerica Bank for $6.0 million, for the benefit of EMC. This additional letter of credit was incremental to the existing EMC credit line of $5.0 million, thereby extending the purchasing credit limit with EMC to $11.0 million. This additional letter of credit was secured by a $6.0 million certificate of deposit at Comerica Bank. On December 30, 2004, we entered into a security agreement with EMC whereby we granted EMC a security interest in certain of our assets to secure our obligations to EMC under our existing supply agreements. The assets pledged as collateral consist primarily of our accounts receivable generated from the sale of EMC products and services, related inventory and the proceeds of such accounts receivable and inventory. We also agreed to cause our foreign subsidiaries to enter into similar security agreements with EMC during the fourth quarter of fiscal year 2005. In exchange for this security interest, EMC increased our purchasing credit limit to $20 million and terminated the $6.0 million letter of credit noted above. Our credit limit with EMC is for purchases only.

As noted above, we had previously granted a security interest in substantially all of our personal property assets to Canopy as security for our obligations to Canopy in connection with Canopy’s guaranty of our indebtedness to Comerica Bank. To enable us to pledge the collateral described above to EMC, Canopy delivered to us a waiver and consent releasing Canopy’s security interest in the collateral to be pledged to EMC and consenting to the transaction. As part of the waiver and consent, we agreed not to increase our indebtedness to Comerica Bank above the then-current outstanding balance of $5.5 million, and to make a principal repayment to Comerica equal to $1.8 million on each of February 15, 2005, May 15, 2005 and August 15, 2005 in order to eliminate our outstanding indebtedness to Comerica.

Both the Comerica loan agreement and the EMC Security Agreement contain negative covenants placing restrictions on our ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. Although we are currently in compliance with all of the terms of the Comerica loan agreement and the EMC Security Agreement, and believe that we will remain in compliance, as a condition of the Canopy waiver and release noted above, we are unable to borrow additional amounts under the Comerica loan agreement. Upon an event of default, Comerica may terminate the Comerica loan agreement and declare all amounts outstanding immediately due and payable.

On June 17, 2004, we sold 566,797 shares of Series A Convertible Preferred Stock (the “Series A”) in a private placement financing at $26.46 per share, which raised $13.6 million in net proceeds. The sale included issuance of warrants to purchase 1,624,308 shares of our common stock with an exercise price of $3.10 per share. The warrants are exercisable on or after December 20, 2004, and expire on June 17, 2015. The shares of common stock into which the warrants are exercisable represent twenty-five percent (25%) of the aggregate number of shares of common stock into which the Series A are convertible plus an additional 207,315 shares of common stock. Each share of the Series A is convertible into common stock any time at the direction of the holders, at an initial conversion rate of ten shares of common stock for each share of Series A, subject to adjustments upon certain dilutive issuances of securities by the Company. The Series A is convertible into common stock at the initial stated Series A price per share. As part of the private placement, a representative of the investors has joined our Board of Directors. EMC was a participating investor in the private placement, contributing $4 million of the $15 million gross proceeds raised.

The Company’s principal source of liquidity is cash and cash equivalents. Since the inception of our reseller relationship with EMC, we have recorded sequential quarterly growth in both product revenues and total revenues. We believe that as we continue to execute our growth strategy, we will see increased liquidity through cash generated by operating activities. We believe that our current working capital is adequate to fund operations for at least the next 12 months. Our credit terms with EMC are net 45 days from shipment. Our credit terms with our customers generally range from 30 to 60 days. Often there is a gap between when we pay EMC and when we ultimately collect the receivable from our customer. This gap is funded by our working capital. Although currently not anticipated, if we experience a significant deterioration in our receivable collections, we may need to seek additional sources of liquidity to fund operations. We believe that the increase in liquidity as a result of the Series A Convertible Preferred Stock offering provides us with the required capital to grow our business and improve profitability. Using the proceeds from the offering, we plan to add experienced sales professionals in our sales organization and add technical professionals in our professional services organization. Our future growth is dependent upon many factors, including but not limited to, recruiting, hiring, training and retaining significant numbers of qualified personnel, forecasting revenues, controlling expenses and managing assets. In particular, significant growth will require that we train, integrate and retain qualified sales personnel in various geographic regions. The inability to recruit, train and retain additional personnel in a timely manner could have a material adverse effect on our results of operations.

The following represents a comprehensive list of our contractual obligations and commitments as of January 1, 2005:

	Payments Due by Fiscal Period (in millions)
	Total	2005	2006	2007	2008	2009	Thereafter
Line of Credit	$5.5	$1.8	$3.7	—	—	—	—
Operating Lease Obligations	9.6	1.4	3.1	1.7	1.2	0.40	1.8
Capital Lease Obligations	0.2	0.1	0.1	—	—	—	—

	$15.3	$3.3	$6.9	$1.7	$1.2	$0.40	$1.8

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our European operations transact in foreign currencies which exposes us to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound Sterling and the Euro. We have utilized and may, in the future, utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks. In order to conserve cash, we decided to end our hedging program as of the end of May 2003. As of January 1, 2005, we had no outstanding forward contracts. Should we decide to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks, there can be no assurance that such actions will successfully reduce our exposure to financial market risks.

Our exposure to short-term interest rate fluctuations is limited to our short-term borrowings under our line of credit. As of January 1, 2005, the balance on our line of credit was $5.5 million. Therefore, a 1% increase in interest rates would increase annual interest expense by $0.05 million.

ITEM 4 — CONTROLS AND PROCEDURES

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

In the second quarter of fiscal year 2005, we began our implementation project of section 404 of the Sarbanes-Oxley Act. We have engaged a third party consulting firm to assist us in this effort. We are currently in the documentation phase of the project. We are required to be in compliance with section 404 by the end of fiscal year 2006. Management has not identified any deficiencies in internal control that would constitute a material weakness.

PART II

OTHER INFORMATION

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

See index to Exhibits on page 31 of this report

(b) Reports on Form 8-K:

A Current Report on Form 8-K, dated October 26, 2004, was filed with the SEC during the third quarter of fiscal year 2005 pursuant to Item 1.01, Entry into a Material Definitive Agreement, and Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers. This filing disclosed the terms of the severance and release agreement of the Company’s former Chief Financial Officer as well as the terms of the offer letter of his successor.

A Current Report on Form 8-K, dated November 17, 2004, was furnished to the SEC during the third quarter of fiscal year 2005 pursuant to Item 12 containing the press release relating to the Company’s financial results for the three and six months ended October 2, 2004.

A Current Report on Form 8-K, dated December 6, 2004, was filed with the SEC during the third quarter of fiscal year 2005 pursuant to Item 1.01, Entry into a Material Definitive Agreement, disclosing Amendment No. 2 to Investors Rights Agreement with the investors in its Series A Preferred Stock issued on June 17, 2004. Pursuant to the amendment, the date by which the registration statement required to be filed by MTI registering the investors’ securities must be declared effective was extended to January 31, 2005.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of February, 2005.

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