Form 10-K
period 2005-04-02
MTI TECHNOLOGY CORP
filed 2005-07-18
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 2, 2005

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
Common Stock, $0.001 Par Value
(Title of class)
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $35,991,360 on October 2, 2004, based on the closing sale price of such stock on The Nasdaq SmallCap Market. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      The number of shares outstanding of Registrant’s Common Stock, $0.001 par value, was 35,334,372 on June 27, 2005.
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
DOCUMENTS INCORPORATED BY REFERENCE:
      Information required under Items 10, 11, 12, 13 and 14 of Part III hereof are incorporated by reference to portions of the registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held August 30, 2005.

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
      All references to years refer to our fiscal years ended April 7, 2001, April 6, 2002, April 5, 2003, April 3, 2004 and April 2, 2005, as applicable, unless the calendar year is specified. References to dollar amounts that appear in the tables and in the Notes to Consolidated Financial Statements are in thousands, except share and per share data amounts, unless otherwise specified. The fiscal year ended April 7, 2001, consisted of 53 weeks. All other fiscal years consisted of 52 weeks.
OVERVIEW
      We are a multinational total information storage infrastructure solutions provider that offers a wide range of storage systems, software, services and solutions that are designed to help organizations get more value from their information and maximize their information technology (IT) assets. With a strategy known as Information Lifecycle Management (ILM), we help organizations organize, protect, move and manage information on the lowest-cost storage system appropriate for the level of protection and the speed of access needed at each point in information’s life. ILM strives to simultaneously lower the cost of and reduce the risk of managing information, no matter what format it is in — documents, images or e-mail — as well as the data that resides in databases. ILM is designed to provide cost-effective business continuity and more efficient compliance with government and industry regulations. Through our broad array of offerings, we seek to help customers lower total operating costs, optimize service and performance and build a more responsive IT infrastructure.
      In March 2003, we became a reseller and service provider of EMC Automated Networked Storagetm systems and software, pursuant to a reseller agreement with EMC Corporation, a world leader in information storage systems, software, networks and services. Although we focus primarily on EMC products, we also support and service customers that continue to use our MTI-branded RAID controller technology and partnered independent storage technology. The terms of the EMC reseller agreement do not allow us to sell data storage hardware that competes with EMC products. As an EMC reseller, we combine our core services capabilities, including storage networking assessment, installation, resource management and enhanced data protection, with the complete line of EMC Automated Networked Storage systems and software, focusing on the CLARiiON® family of systems. We design and implement solutions that incorporate a broad array of third party products to meet customer requirements in the areas of storage area networks, network attached storage, high-availability systems for enhanced business continuance, data protection systems incorporating enhanced backup and recovery, ILM, archiving and tape automation. We also enhance the value of our storage solutions through our 24 hour, seven days per week support and service infrastructure, which includes an international network of on-site field engineers, a storage solution laboratory, and global technical support centers. The EMC reseller agreement will expire in March 2009. Thereafter, and subject to mutual agreement, the EMC reseller agreement is automatically renewed for successive one-year renewal periods until terminated by either party with a 90-day notice. The sale of EMC products accounted for 81% and 56% of product revenue in fiscal year 2005 and 2004, respectively.
      We strive to differentiate ourselves from other resellers of EMC products. As the only EMC reseller that sells EMC disk-based storage products exclusively, we believe that we receive favorable pricing, rebates and access to training. As a service-enabled EMC reseller, unlike many resellers that only sell hardware and software, we generally do not rely on other service providers to fulfill the maintenance and professional services requirements for their customers. Not only do we sell hardware and software, we are able to provide a full offering of professional services and maintenance to our customers.
      We have a history of recurring losses and net cash used in operations. In fiscal years 2005 and 2004 we incurred net losses of $15.8 million and $3.9 million, respectively. Our cash used in operations was $4.4 million and $10.9 million in fiscal years 2005 and 2004, respectively. We had $2.3 million in working capital as of April 2, 2005. Our future is dependent upon many factors, including but not limited to, improving revenues and margins, continuing our relationship with EMC, expanding our service offerings, receiving market acceptance of new products and services, recruiting, hiring, training and retaining significant numbers of qualified personnel, forecasting revenues, controlling expenses and managing assets. If we are not successful in these areas, our future results of operations could be adversely affected.
      Our segment and geographic information is set forth in Note 9 of our Notes to Consolidated Financial Statements included in this report.
Our Strategy
      Our strategy is to become the dominant, trusted storage systems and infrastructure advisor in the mid-enterprise space. Through our total solutions provider approach, we strive to simplify the storage, availability, protection and management of data by delivering fully integrated solutions to our customers based on EMC Automated Networked Storage systems and other vendors’ best-of-breed technologies and high value services.
      We provide customers access to technology through strategic partnerships with leading storage vendors including EMC, Legato, ADIC, Quantum, VMware, StorageTek, Qlogic, Emulex, McData, and Brocade. From basic services such as installation and integration to advanced services by our professional services consulting group designing and implementing fully integrated solutions, we strive to enable our customers to achieve the full potential of the technologies we implement in their operations.
      In order to continue to provide the broadest array of information storage solutions, we require access to a full complement of technology from the leaders in the industry. Through our relationship with EMC and other vendors, we can offer our customers effective solutions addressing some of their most urgent business and regulatory requirements.
SIGNIFICANT BUSINESS DEVELOPMENTS

Sale of Securities
      On June 17, 2004, we sold 566,797 shares of Series A Convertible Preferred Stock (Series A) in a private placement financing at $26.46 per share, which raised $13.6 million in net proceeds. Each share of Series A is convertible into common stock at an initial conversion rate of ten shares of common stock for each share of Series A, subject to adjustments upon certain dilutive issuance of securities by the Company. The sale included issuance to the investors of warrants to purchase 1,624,308 shares of the Company’s common stock at an exercise price of $3.10 per share. The shares of common stock into which the warrants are exercisable represent twenty-five percent (25%) of the aggregate number of shares of common stock into which the Series A Convertible Preferred Stock are convertible plus an additional 207,315 shares of common stock. The Series A Convertible Preferred Stock carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. The warrants are exercisable on or after December 20, 2004, and expire on June 17, 2015. The holders of Series A are entitled to 8.5369 votes per share on all matters, except the election of directors, where the Series A has the right to elect one director to our Board. The Series A has certain approval rights as well. The Certificate of Designation describing the terms of the securities in full has been filed as an exhibit to this report. EMC was a participating investor in the private placement, contributing $4 million of the $15 million gross proceeds raised.

Financial Restructurings and Reductions in Staff
      In the fourth quarter of fiscal year 2005, we announced plans to restructure our European operations. This plan was initiated primarily in order to reduce operating costs and simplify processes throughout the European operations. The 2005 restructuring plan primarily involved the closure of the Dublin, Ireland facility and the consolidation of European finance and logistics functions within the Weisbaden, Germany facility. In the fourth quarter of fiscal year 2005, we recorded a $2.0 million restructuring charge related to this plan.
OUR MARKET
      Our primary market focus is the worldwide mid-enterprise open systems-based market for information storage, data management and protection solutions. EMC currently fulfills approximately 39% of the storage infrastructure for this market.
      Worldwide IT storage capacity deployments are growing and storage is considered to be a major IT discipline in most organizations with storage spending exceeding server and networking expenditures. Storage expenditures are shifting to services and we believe that complexity, not a lack of technology, is now the key weakness in the IT storage environment. There are currently many powerful networking, software and integrated “appliance” products available that address storage manageability and automate key storage management functions. Historically, we have sold many of these state-of-the-art products ranging from fibre-channel storage area network (SAN), network area storage (NAS), direct attached storage (DAS) and content addressable storage (CAS), as well as the hardware and software components of data replication and backup systems. Understanding and working with the vast array of storage offerings is complex and expensive for the IT customer.
      We believe that the trend towards acquiring fully integrated storage solutions will be particularly strong in the mid-enterprise storage market, where companies tend to host their own mission critical applications yet do not have the staffing of the large enterprise environment. Despite increasing demand for additional storage requirements over the last few years, we believe that companies in the mid-enterprise segment do not have sufficient access to fully integrated storage solution providers. The majority of system integrators and resellers tend to either be too small, lack the necessary multi-national infrastructure or do not have the required technology relationships to satisfy the needs of the mid-enterprise market. In addition, too few vendors, resellers, and integrators focus purely on information storage infrastructure.
OUR STORAGE SOLUTION
      We deliver information storage infrastructure solutions designed to solve many common and demanding customer problems. These solutions are built on what we believe to be the best-of-breed platform complemented by strategic partners such as EMC, Legato, ADIC, Quantum, VMware, StorageTek, Qlogic, Emulex, McData, and Brocade. We strive to integrate these solutions into a complete, easy-to-operate and reliable storage environment designed to meet the customer’s specific business objectives. Our technical specialists assess the customer’s environment and often custom design each solution to address the customer’s specific needs, both in terms of technical configuration and vendor product selection. Leveraging our technical resources and vendor relationships, we work with our customers to select an interoperative platform to meet the solution objectives. We then custom design and deliver these solutions with a wide range of value-added service offerings from installation and implementation to ongoing maintenance, support, management, residency and knowledge transfer. Our solutions approach provides us the opportunity to not only meet a customer’s hardware and software requirements, but also advise and implement comprehensive business process (e.g. ILM, business continuance, regulatory compliance) improvements thus enhancing our value proposition. Moreover, as a provider of both products and professional services and on-going support, we strive to provide a single point of contact that reduces vendor complexity and delivers operational efficiencies.
      Our solutions are divided into five areas that address different aspects of the storage environment:

•	Storage infrastructure solutions that center on state-of-the-art, high-performance, high-availability networked storage systems from EMC (DAS, SAN, NAS and CAS). These solutions are designed to deliver fast, reliable, and resilient on-line storage systems. Our solutions are integrated with easy to use storage resource management software that allows our customers to improve system administration productivity;

•	Information backup, recovery and archiving solutions that incorporate leading edge solutions from vendors such as EMC, Legato and Arkivio in combination with state-of-the-art tape libraries from Quantum, StorageTek and ADIC; and

•	Replication and availability services on both a local level and wide area basis to create operational copies of current data or for enhanced data protection and business continuity utilizing software and hardware services from EMC, Legato and other leading storage application software vendors.

•	Server Virtualization solutions from VMware that enable server consolidation and increased application mobility across server platforms to deliver operational cost savings and increased availability and business continuity.

•	Information Lifecycle Management solutions that enable customers to reduce cost and control, track and manage information across storage platforms and applications in support of regulatory compliance and corporate governance initiatives.
GLOBAL CUSTOMER SOLUTIONS
      We believe the quality and reliability of the products we sell and the continuing support of these products are important elements of our business. As we move forward with our reseller strategy with EMC, we believe that the expertise of our professional services staff and the delivery of high quality customer service will be of even greater importance to our customer base. Additionally, as part of EMC’s Authorized Service Network, we are part of a worldwide network of professional service organizations enabling us to offer enhanced service and consulting capabilities to our customers.
      As part of our strategy to build a worldwide organization devoted to addressing customers’ information infrastructure related needs, we have engineered a major realignment to focus on the service elements of the business. During the first quarter of fiscal year 2004, we created a new function called Global Customer Solutions (GCS) to better align and utilize our resources as we embrace our new business model as a reseller of the full line of EMC storage solutions. GCS is the umbrella function for all of our customer support functions. The GCS functions encompass all of product procurement, integration, logistics support, software and hardware technical support, field service operations and professional services consultancy. We have consolidated our legacy product sustaining function in two separate primary product support centers, one located at our corporate headquarters in Tustin, California, and a second located in Godalming, England. As a part of our consolidation efforts and to avoid duplication at the two facilities, the Godalming, England facility handles primarily our European customer base and sustaining for our S and D series RAID storage, while the Tustin, California facility continues to sustain our traditional RAID storage, and primarily handle our U.S. customer base. As necessary, technical professionals from either facility are dispatched worldwide to address and solve our customer requirements.
      We offer a variety of customer services that include system and software maintenance of MTI and EMC-manufactured products, as well as other open-system platforms, consulting services, storage-management integration and training. We offer on-site service response 24 hours-a-day, seven-days-a-week, 365 days-a-year. Service revenue represented approximately 29%, 44%, and 51% of our total revenue in fiscal years 2005, 2004, and 2003, respectively.
SALES AND MARKETING
      Since 1996, we have focused our business on the information storage needs of the open-systems and mid-enterprise storage market. We have over 3,000 customers who have relied on us to design, implement and service portions of the storage environments that often support their critical business applications. In March 2003, we signed a reseller agreement with EMC. The vast majority of our sales and marketing efforts are focused on selling and servicing storage solutions purchased from EMC and its wholly-owned subsidiaries. Our market strategy is to become the preferred provider for sales, professional services and maintenance to the mid-enterprise market for EMC-branded information infrastructure solutions

      We believe that in today’s technology storage marketplace, buying decisions are based much more on return on investment than in the past. Today’s buyers are more “business managers” than traditional technology buyers and purchases are made to solve existing business issues. For this reason, we believe our total solutions approach combined with the EMC product brand provides customers with a compelling value proposition. Through our total solutions approach, we strive to enable customers to leverage one source for their storage infrastructure needs, while our EMC relationship allows us to have access to what we believe is a world-class product brand to meet the demands of today’s marketplace.
      Our marketing is focused around direct lead generation through select localized telemarketing and other marketing strategies. The majority of our sales transactions are developed through our internal lead generation. However, we also receive sales leads directly from EMC. EMC’s primary sales focus is geared toward large customers and therefore they often pass sales leads for small to mid-size customer to one of their channel partners. Upon receiving a sales lead, we are then responsible for designing the solution, negotiating and closing the transaction.
ORDER BACKLOG
      As a reseller of EMC Automated Networked Storage Systems and software, our backlog levels will depend on the availability of EMC products. EMC generally ships products within ten days upon receipt of a purchase order. A significant portion of our sales historically has occurred in the last month of a quarter. Consequently, our backlog at the end of a quarter is dependant upon our ability to place a purchase order with EMC soon enough to allow EMC adequate time to assemble, test and ship orders prior to the end of the quarter. As a result, we believe that order backlog as of any particular date is not meaningful as it is not necessarily indicative of future sales levels. As of April 2, 2005, our product order backlog was $4.1 million as compared to $2.9 million as of April 3, 2004.
MANUFACTURING AND INTEGRATION SERVICES
      In April 2004, MTI ceased manufacturing operations. Our manufacturing and integration services operations that were located in Tustin, California have transitioned to central procurement, order fulfillment and logistics operations. Order fulfillment for North America is managed through Tustin, California and products are generally drop-shipped directly from suppliers such as EMC, Legato, ADIC, Quantum, VMware, StorageTek, Qlogic, Emulex, McData, and Brocade. Order fulfillment for Europe through the majority of fiscal year 2005 was managed directly through Dublin, Ireland. On a go-forward basis, order fulfillment for Europe will be handled by each respective country. We continue to have a smaller scale product integration capability in the UK to fulfill the need for our legacy RAID products.
COMPETITION
      The market for information infrastructure solutions is extremely competitive, characterized by rapidly changing technology. We have a number of competitors in various markets, including Hewlett-Packard Company, Hitachi Data Systems, IBM, Network Appliance, Inc. and Sun Microsystems, Inc., each of which has substantially greater name recognition, marketing capabilities, and financial and personnel resources than we have. As a reseller of EMC-centric solutions, we believe that we have a competitive advantage of selling products of the highest levels of functionality, performance and availability in the information infrastructure market.
      Since our goal is to enable customers to purchase a single, integrated information infrastructure solution, rather than multiple components requiring integration by the customer, we believe the principal elements of competition include quality of professional services consulting, ongoing support and maintenance coupled with responsiveness to customers and market needs, as well as price, product quality, reliability and performance. There can be no assurance that we will be able to compete successfully or that competition will not have a materially-adverse effect on our results of operations. See “Factors That May Affect Future Results — The markets for the products and services that we sell are intensely competitive which may lead to reduced sales of our products, reduced profits and reduced market share for our business” in Item 7 of this Form 10-K.

PROPRIETARY RIGHTS
      We have relied on a combination of patent, copyright, trademark and trade-secret laws, employee and third party non-disclosure agreements and technical measures to protect our proprietary rights in our products. Since we shifted our strategy and became an EMC reseller, our reliance on property rights is less relevant.
      Pursuant to the EMC asset purchase agreement in February 1996, we sold to EMC substantially all of our then-existing patents, patent applications, and related rights. We had an irrevocable, non-cancelable, perpetual and royalty-free license to exploit, market and sell the technology protected under the patents sold to EMC. The license we were granted pursuant to the terms and conditions of that agreement will terminate in the event of a change of control of the Company involving certain identified acquirers. In April 2003, we entered into an amended asset purchase agreement with EMC, we granted EMC immunity from suit for patent infringement with respect to our patents and EMC paid us $5.9 million, which satisfied all obligations of EMC under the February 1996, Asset Purchase Agreement.
      In fiscal year 2005, we assigned to EMC all of our rights, title and interest in and to all of our remaining patents and patent applications.
SEASONALITY
      Although we do not consider our business to be highly seasonal, we generally experience greater demand for our products and services in the last quarter of the calendar year (our third fiscal quarter).
EMPLOYEES
      As of April 2, 2005, we had 341 full-time employees worldwide, including 132 in sales and marketing, 152 in global customer solutions, 4 in procurement and quality assurance, and 54 in general administration and finance. None of our employees are represented by a labor union, and we consider our relations with our employees to be good.
AVAILABILITY OF SEC FILINGS
      All reports filed by MTI with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by MTI with the SEC at the SEC’s public reference room located at 450 Fifth St. N.W., Washington, D.C., 20549. Information regarding operation of the SEC’s public reference room can be obtained by calling the SEC at 1-800-SEC-0330. MTI makes available its Forms 8-K, 10-K 10-Q, Proxy and Annual Report through its website at www.mti.com, as soon as reasonably practicable after filing or furnishing such material with the SEC. Our code of conduct is also available on our website. The information contained on our website is not part of this report or incorporated by reference herein.

ITEM 2.	PROPERTIES
      Our corporate offices, including marketing, sales and support, general administration, and finance functions are currently located in Tustin, California, in a leased facility consisting of approximately 41,130 square feet. These premises are occupied under a lease agreement that expires on September 30, 2005. We are currently evaluating renewing this lease or relocating to a nearby facility. We believe that suitable alternatives will be available. We also lease 16,000 square feet, 19,500 square feet, 11,800 square feet and 1,500 square feet facilities in Godalming, England, Chatou, France, Wiesbaden, Germany and Munich, Germany, respectively, which are used for sales, service and administration. In the fourth quarter of fiscal 2005, we closed our 28,500 square feet legacy manufacturing facility in Dublin, Ireland, for which the lease expires in 2023 (the lease contains a break clause in 2008).
      We abandoned 21,700 square feet, 11,160 square feet, 2,635 square feet, 3,200 square feet, 2,050 square feet and 3,400 square feet of our facilities located in Sunnyvale, California, Westmont, Illinois, Raleigh, North Carolina, Dublin, Ireland, Godalming, England, and Chatou, France, respectively, in the fourth quarter of fiscal year 2002. However, we are still obligated under the Sunnyvale, California, Westmont, Illinois,

Raleigh, North Carolina, Dublin, Ireland, Godalming, England, and Chatou, France lease agreements that expire in July 2006, June 2005, April 2005, October 2023, November 2012 and April 2007, respectively. We have been able to sublet portions of our Sunnyvale, California, Westmont, Illinois, Raleigh, North Carolina, and Dublin, Ireland offices. We will continue to seek sub-tenants in order to further reduce our cost from the closure of our facilities. However, due to current economic conditions, there can be no assurance that we will be able to sub-lease the facilities in a timely manner.
      We also lease approximately 11 sales and support offices located throughout the U.S. and Europe.

ITEM 3.	LEGAL PROCEEDINGS
      We are, from time to time, subject to claims and suits arising in the ordinary course of business. In our opinion, the ultimate resolution of these matters is not expected to have a materially-adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of MTI’s stockholders during the fourth quarter of fiscal year 2005.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
PRINCIPAL MARKET AND PRICES
      Shares of our common stock trade on The Nasdaq SmallCap Market under the ticker symbol “MTIC.” The following table sets forth the range of high and low bid prices per share of our common stock for each quarterly period as reported on The Nasdaq SmallCap Market for the periods indicated. The price of our common stock at the close of business on June 27, 2005, was $2.38. See “Factors That May Affect Future Results — We may fail to comply with Nasdaq Marketplace Rules.”

	Bid Prices

	High	Low

FISCAL YEAR 2004
First Quarter	1.19	0.85
Second Quarter	1.98	0.90
Third Quarter	2.87	1.57
Fourth Quarter	3.73	2.23
FISCAL YEAR 2005
First Quarter	4.05	1.84
Second Quarter	2.49	1.41
Third Quarter	2.70	1.40
Fourth Quarter	2.96	1.48
NUMBER OF COMMON STOCKHOLDERS
      The approximate number of record holders of our common stock as of June 27, 2005, was 353.
DIVIDENDS
      We have never declared or paid any dividends on our common stock. We currently expect to retain any earnings for use in the operation of our business and, therefore, do not anticipate declaring or paying any cash dividends on common stock in the foreseeable future.

      Our Series A preferred stock caries a cumulative dividend of 8% payable when and if declared by the Board of Directors. We had accrued dividends payable of $953 at April 2, 2005, related to the Series A preferred stock.
ISSUER PURCHASES OF EQUITY SECURITIES
      During the fourth quarter of fiscal 2005, there were no purchases made by or on behalf of the Company or any affiliated purchaser, as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of shares of the Company’s common stock that is registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
RECENT SALES OF UNREGISTERED SECURITIES
      On June 17, 2004, we sold 566,797 shares of Series A Convertible Preferred Stock in a private placement financing at $26.46 per share, which raised $13.6 million in net proceeds. Each share of Series A is convertible into common stock at an initial conversion rate of ten shares of common stock for each share of Series A, subject to adjustments upon certain dilutive issuance of securities by the Company. The sale included issuance to the investors of warrants to purchase 1,624,308 shares of the Company’s common stock an exercise price of $3.10 per share. The shares of common stock into which the warrants are exercisable represent twenty-five percent (25%) of the aggregate number of shares of common stock into which the Series A Convertible Preferred Stock are convertible plus an additional 207,315 shares of common stock. The Series A Convertible Preferred Stock carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. The warrants are exercisable on or after December 20, 2004, and expire on June 17, 2015. The holders of Series A are entitled to 8.5369 votes per share on all matters, except the election of directors, where the Series A has the right to elect one director to our Board. The Series A has certain approval rights as well. The Certificate of Designation describing the terms of the securities in full has been filed as an exhibit to this report. This transaction was exempt from registration under the Securities Act of 1933, as amended pursuant to Rule 506 and all the investors were accredited investors.
      Item 12 of Part III contains information concerning securities authorized for issuance under equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA
      We have derived the selected consolidated financial data presented below with respect to the periods indicated from the audited consolidated financial statements contained elsewhere in this Form 10-K. The selected consolidated financial data presented below for fiscal years 2002 and 2001 have been derived from our audited consolidated financial statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

	Fiscal Year Ended

	April 2,	April 3,	April 5,	April 6,	April 7,
	2005	2004	2003	2002	2001

SELECTED STATEMENT OF OPERATIONS DATA:
Net product revenue	$93,703	$46,442	$40,101	$69,519	$111,820
Service revenue	38,910	36,723	42,285	48,399	49,870

Total revenue(1)	132,613	83,165	82,386	117,918	161,690
Product gross profit	19,805	11,473	7,153	13,053	39,291
Service gross profit	5,714	10,333	14,645	18,648	14,628

Gross profit(1)(2)	25,519	21,806	21,798	31,701	53,919
Operating expense:
Selling, general and administrative	39,078	28,935	27,754	43,211	66,249
Research and development	—	776	5,238	12,742	19,095
Restructuring charges	2,024	(211)	1,467	4,911	393

Total operating expenses	41,102	29,500	34,459	60,864	85,737
Operating loss	(15,583)	(7,694)	(12,661)	(29,163)	(31,818)
Interest and other income (expense), net(3)	(500)	631	1,008	4,182	4,258
Gain (loss) on foreign currency transactions	318	29	639	(542)	(552)
Equity in net loss and write-down of net investment of affiliate	—	—	—	(9,504)	(4,800)

Loss before income taxes	(15,765)	(7,034)	(11,014)	(35,027)	(32,912)
Income tax expense (benefit)(4)	22	(3,168)	205	24,598	3,529

Net loss	(15,787)	(3,866)	(11,219)	(59,625)	(36,441)

Amortization of preferred stock discount	(880)	—	—	—	—
Dividend on preferred stock	(953)	—	—	—	—
Net loss applicable to common shareholders	$(17,620)	$(3,866)	$(11,219)	$(59,625)	$(36,441)

Net loss per share:
Basic and diluted	$(0.51)	$(0.12)	$(0.34)	$(1.83)	$(1.13)

Weighted average shares used in per share computations:
Basic and diluted	34,476	33,482	32,852	32,548	32,233

SELECTED BALANCE SHEET DATA:
Cash and cash equivalents	$12,191	$3,017	$9,833	$8,420	$16,320
Working capital	2,256	2,743	2,071	8,263	27,514
Total assets	62,866	46,612	44,556	61,698	128,960
Short-term debt	3,745	4,109	1,901	2,035	127
Long-term debt, less current maturities	—	95	286	461	621
Total stockholders’ equity	$4,676	$7,141	$8,974	$20,113	$78,750

(1)	On March 31, 2003, we became an exclusive reseller of EMC products and services. See further discussion of this transition and its impact on result of operations in the “Results of Operations” section of Management’s Discussion and Analysis.

(2)	Includes charges related to production and service inventory write-offs of $2,681, $1,469, $1,950, $8,850 and $2,825 for fiscal years 2005, 2004, 2003, 2002 and 2001, respectively.

(3)	Includes $3,600 and $4,800 in fiscal years 2002 and 2001, respectively, related to the gain on sale of patents. Includes $1,200 in fiscal year 2003 related to the gain on sale of SCO common stock.

(4)	Includes tax expense related to deferred tax asset valuation allowance adjustments of $24,300 and $9,000 for fiscal years 2002 and 2001, respectively. Fiscal year 2004 includes a tax benefit of $(3,200) related to an IRS settlement refund. See Note 6 to the Notes to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      This discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto contained elsewhere in this report and the section of this report titled “Factors That May Affect Future Results”.
OVERVIEW AND EXECUTIVE SUMMARY
      In March 2003, we became a reseller and service provider of EMC Automated Networked Storagetm systems and software, pursuant to a reseller agreement with EMC Corporation. The shift in strategy from a developer of technology to a reseller of third-party solutions has had the following primary financial implications:

•	We have significantly increased product revenue in the past two years. We recorded product revenue of $93.7 million in fiscal 2005, a 102% increase from fiscal 2004 and significantly increased the number of new customers. In order to achieve this revenue growth, we invested heavily in sales and service resources which led to increased losses in fiscal 2005.

•	Maintenance revenue has been negatively impacted due to the comprehensive warranty carried by EMC products. We resell EMC hardware products with up to a three year warranty with a seven day, twenty-four hour service level. In contrast, MTI proprietary products were generally sold with a one year warranty with a five day, nine hour service level. Therefore, the sale of proprietary products provided an opportunity to generate maintenance revenue earlier due to the shorter warranty period and allowed the Company to generate maintenance revenue during the warranty period by selling maintenance contracts increasing the service level to seven days a week, twenty-four hours a day. In fiscal 2005, we were successful in offsetting the decline in our legacy maintenance base with increased professional service revenue as well as software maintenance contracts on new technology installations.

•	We eliminated research and development costs and significantly reduced manufacturing and marketing expenses. These cost reductions were primarily the result of reductions in staff and the abandonment of underutilized facilities.

•	As a product reseller, we have experienced reduced product margins due to the reliance on EMC to develop and manufacture the products we resell.
      The results of operations in fiscal 2005 were significantly impacted by an investment in our sales and professional services businesses and restructuring charges recorded related to the closure of our Dublin, Ireland manufacturing and logistics facility. This closure represented one of the final steps in fully transitioning to our new business model. We believe that our new business strategy continues to provide a significant opportunity to grow revenues and achieve profitability. In order to be successful we must leverage the investment we have made in our service business.
      Our exclusive reliance on EMC products as our core product solution has inherent challenges, such as obtaining sufficient product quantities to satisfy customer requirements, developing the ability to ship products to meet customer imposed deadlines, developing the ability to control the cost of the product, and reliance on the ability of EMC to respond to changing technology.

OUTLOOK
      The following information summarizes management’s outlook for fiscal 2006:

•	We expect that service revenue will continue to increase during fiscal 2006 due to anticipated growth in our professional service business as well as continued sales of software and hardware maintenance contracts. We expect this growth to follow the integration of our newly hired personnel and the expiration of warranties on EMC products sold in fiscal 2004. In addition, if sales of EMC products increase, we would expect that sales of related software and back-up products, which typically carry shorter warranty periods, would also increase and provide an opportunity for increased maintenance contracts.

•	In fiscal 2006, we plan to moderate our headcount additions and focus on improving the efficiency and utilization of our professional services delivery.

•	We expect that product revenue will continue to grow during fiscal 2006 as we strive to leverage the investment we have made in increased sales headcount. We expect that our total solutions provider strategy will allow us to further penetrate the mid-enterprise storage market and continue to add new-name accounts.

•	If we are able to successfully execute our strategy, we anticipate future net product margins to range between 20% and 25%. This margin increase is expected to be driven primarily by the introduction of additional product offerings.

•	In fiscal 2006, we plan to leverage the investment we have made in our services business and expect service margin percentage to improve as a result of more efficient delivery of our professional service offerings, additional service offerings, and increased maintenance revenue from the sale of software and hardware contracts on EMC products.

•	We believe that as we continue to execute our strategy, we will see improved liquidity through cash generated by operating activities. We believe that our current working capital and availability under the Comerica credit facility is adequate to fund operations at least through fiscal 2006. However, if we are not successful in growing revenues and improving margins, it may be necessary to seek additional sources of financing.
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
     Hardware Revenue
      Hardware revenue consists of the sale of disk and tape based hardware. We recognize revenue pursuant to Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) and Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104). In

accordance with these revenue recognition guidelines, revenue is recognized for a unit of accounting when all of the following criteria are met:

•	persuasive evidence of an arrangement exists

•	delivery has occurred

•	fee is fixed or determinable

•	collectibility is reasonably assured
      Generally, product sales are not contingent upon customer testing, approval and/or acceptance. However, if sales require customer acceptance, revenue is recognized upon customer acceptance. Product sales with post-delivery obligations generally relate to professional services, including installation services or other projects. Professional services revenue is not recognized until the services have been completed, while product revenue is recognized at time of shipment as the services do not affect the functionality of the delivered items. In transactions where we sell directly to an end user, generally there are no acceptance clauses. However, we also sell to leasing companies who in turn lease the product to their lessee, the end user. For this type of sale, generally there are lessee acceptance criteria in the purchase order or contract. For these transactions, we defer the revenue until written acceptance is received from the lessee. Credit terms to customers typically range from net 30 to net 60 days after shipment.
      Product returns are estimated in accordance with Statement of Financial Accounting Standards No. (Statement) 48, “Revenue Recognition When Right of Return Exists.” Customers have a limited right of return which allows them to return non-conforming products. Accordingly, reserves for estimated future returns are provided in the period of sale based on contractual terms and historical data and are recorded as a reduction of revenue. We also ensure that the other criteria in Statement 48 have been met prior to recognition of revenue: the price is fixed or determinable; the customer is obligated to pay and there are no contingencies surrounding the obligation or the payment; the customer’s obligation would not change in the event of theft or damage to the product; the customer has economic substance; the amount of returns can be reasonably estimated and MTI does not have significant obligations for future performance in order to bring about resale of the product by the customer.
     Software Revenue
      We sell various software products ranging from software that is embedded in the hardware to add-on software that is sold on a stand-alone basis. Software that is embedded in the hardware consists of tools that provide a user-interface and assist the customer in the configuration of storage disks as well as provide performance monitoring and troubleshooting features. This software can not be sold on a stand-alone basis and is not a significant part of sales or marketing efforts. This embedded software is considered incidental to the hardware and is not recognized as a separate unit of accounting apart from the hardware. If a maintenance contract is sold related to this software, it is accounted for in accordance with EITF 00-21, whereby the total arrangement revenue is first allocated to the maintenance contract based on fair value and the remaining arrangement revenue is allocated to the hardware elements in the transaction. Revenue from maintenance contracts is recognized ratably over the term of the contract.
      We also sell application software that is sold as add-on software to existing hardware configurations. This software is generally loaded onto a customers’ host CPU and provides additional functionality to the storage environment, such as assisting in data back-up, data migration and mirroring data to remote locations. Based on the factors described in footnote two of SOP 97-2, we consider this type of software to be more-than-incidental to hardware components in an arrangement. This assessment is based on the fact that the software can be sold on a stand-alone basis and that generally, maintenance contracts are sold with the software. Software products that are considered more-than-incidental are treated as a separate unit of accounting apart from the hardware. We account for software that is more-than-incidental in accordance with SOP 97-2, as amended by SOP 98-9, whereby the total arrangement revenue is first allocated to the software maintenance contract based on vendor specific objective evidence (VSOE) of fair value and is recognized ratably over the term of the contract. VSOE is established based on stand-alone renewal rates. The remaining revenue from the sale of software products is recognized at the time the software is delivered to the customer, provided all the revenue recognition criteria noted above have been met, except collectibility must be deemed probable under SOP 97-2 versus reasonably assured under SAB 104.
      In transactions where the software is considered more-than incidental to the hardware in the arrangement, we also consider EITF 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” (EITF 03-05). Per EITF 03-05, if the software is considered not essential to the functionality of the hardware, then the hardware is not considered “software related” and is excluded from the scope of SOP 97-2. All software sold by MTI is not essential to the functionality of the hardware. The software adds additional features and functionality to the hardware and allows the customer to perform additional tasks in their storage environment. The hardware is not dependent upon the software to function and the customer can fully utilize the hardware product without any of the software products. Therefore, in multiple-element arrangements containing hardware and software, the hardware elements are excluded from SOP 97-2 and are accounted for under EITF 00-21 and SAB 104.
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
     Multiple element arrangements
      We consider sales contracts that include a combination of systems, software or services to be multiple element arrangements. Revenue related to multiple element arrangements is separated in accordance with EITF 00-21 and SOP 97-2. If an arrangement includes undelivered elements we use the residual method, whereby we defer the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Discounts are allocated only to the delivered elements. Fair value is determined by examining renewed service contracts and based upon the price charged when the element is sold separately or, for transactions accounted for under EITF 00-21, prices provided by vendors if sufficient standalone sales information is not available. Undelivered elements typically include installation, training, warranty, maintenance and professional services.
     Other
      We consider sales transactions that are initiated by EMC and jointly negotiated and closed by EMC and MTI’s sales-force as Partner Assisted Transactions (PATs). We recognize revenue from PATs on a gross basis, in accordance with EITF 99-19, because we bear the risk of returns and collectability of the full accounts receivable. Product revenue for the delivered items is recorded at residual value upon pickup by a common carrier for Free Carrier (FCA) origin shipments. For FCA destination shipments, product revenue is recorded upon delivery to the customer. If we subcontract the undelivered items such as maintenance and professional services to EMC or other third parties, we record the costs of those items as deferred costs and amortize the costs using the straight-line method over the life of the contract. We defer the revenue for the undelivered items at fair value based upon list prices with EMC according to EITF 00-21. At times, our customers may prefer to enter into service agreements directly with EMC. In such instances, we may assign the obligation to perform services to EMC, or other third parties, and therefore we do not record revenue nor defer any costs related to the services.
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
     Shipping
      Products are generally drop-shipped directly from suppliers to our customers. Upon the supplier’s delivery to a carrier, title and risk of loss pass to MTI. Revenue is recognized at the time of shipment when shipping terms are Free Carrier (FCA) shipping point as legal title and risk of loss to the product pass to the customer. For FCA destination shipments, revenue is recorded upon delivery to the customer. For legacy MTI product sales during 2005 and previously, product was shipped from our facility in Ireland. Subsequent to the closure of the Ireland facility, legacy product is shipped from our facility in England. MTI retains title and risk of loss until the product clears U.S. customs and therefore revenue is not recognized until the product clears customs for FCA origin shipments and upon delivery to the customer for FCA destination shipments.
      Significant estimates which impact the timing and classification of revenue involve the calculation of fair value of the undelivered elements in a multi-element arrangement. If the fair value of the undelivered elements changes, the timing and classification of revenue could be impacted.
      Product warranty. We maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty calls and repair cost. In the third quarter of fiscal year 2004, we reviewed our historical costs of warranty for EMC products sold since the inception of the reseller agreement with EMC on March 31, 2003. We have updated this review on a quarterly basis through the fourth quarter of fiscal year 2005. Based on these reviews, and given the favorable warranty rate experienced on EMC products, we determined that it was not necessary to record any additional provision for warranty related to EMC products for the third and fourth quarters of fiscal year 2004 and in the first quarter of fiscal year 2005. In the second quarter of fiscal year 2005, we began recording additional warranty provision based on expected future warranty claims. We will continue to assess the adequacy of the warranty accrual each quarter. Should actual warranty calls and repair cost differ from our estimates, the amount of actual warranty costs could materially differ from our estimates.
      Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated returns and losses resulting from the inability of our customers to make payments for products sold or services rendered. We analyze accounts receivable, including past due balances, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. All new customers are reviewed for credit-worthiness upon initiation of the sales process. Historically, we have not experienced significant losses on accounts receivable, however, if the financial condition of our customers deteriorates, resulting in an inability to make payments, additional allowances may be required.
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
      Valuation of goodwill. We assess the impairment of goodwill in accordance with Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (Statement 142) on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends. We completed our annual assessment for goodwill impairment in the fourth quarter of fiscal year 2005. Based upon factors such as the market valuation approach, comparison between the reporting units’ estimated fair value using discounted cash flow projections over the next three years, and carrying value, we concluded that there was no impairment of our goodwill. Changes in assumptions and estimates included within this analysis could produce significantly different results than those identified above and those recorded in the consolidated financial statements.
      Inventories. Our inventory consists of logistics inventory and production inventory. Logistics inventory is used for product under maintenance contracts and warranty, and is not held for re-sale. As of April 2, 2005, we had net logistics inventory of $0.9 million, the majority of which is related to legacy products, and net production inventory of $2.8 million. Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and future sales forecasts. Historically, we used rolling forecasts based upon anticipated product orders to determine our component and product inventory requirements. As a reseller, we procure inventory primarily upon receipt of purchase orders from customers; as such, the risk of EMC production inventory obsolescence is low. During fiscal 2005, we recorded an inventory provision of $2.7 million primarily related to a write-down of our legacy logistics inventory. The logistics inventory was written down due to the continued decline in our legacy product installed base which led to a revised estimate of remaining useful life of certain spare parts. This revised estimate was calculated based on a review of legacy product lifecycles and comparison to current and projected legacy maintenance revenue. As maintenance contracts expire and are not renewed, the amount of logistics inventory needed to support the legacy installed base decreases. Management continually evaluates the useful life of the logistics inventory relative to the remaining legacy maintenance contracts. If we overestimate our product or component requirements, we may have excess inventory, which could lead to additional excess and obsolete charges.
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

	Fiscal Year Ended

	April 2,	April 3,	April 5,
	2005	2004	2003

Net product revenue	70.7%	55.8%	48.7%
Service revenue	29.3	44.2	51.3

Total revenue	100.0	100.0	100.0
Product gross profit	21.1	24.7	17.8
Service gross profit	14.7	28.1	34.6

Gross profit	19.2	26.2	26.5
Selling, general and administrative	29.4	34.8	33.7
Research and development	—	0.9	6.4
Restructuring charges	1.5	(0.3)	1.8

Operating loss	(11.7)	(9.2)	(15.4)
Other income (expense), net	(0.4)	0.8	1.2
Gain on foreign currency transactions	0.2	—	0.8
Income tax (expense) benefit	—	3.8	(0.2)

Net loss	(11.9)%	(4.6)%	(13.6)%

Fiscal year 2005 compared to Fiscal year 2004
      Net product revenue: The components of product revenue by geographic region for fiscal 2005 and 2004 are shown in the table below (in millions):

	Fiscal Year Ended

	April 2,	April 3,
	2005	2004	Change

US	$58.2	$23.3	$34.9
Europe	35.5	23.1	12.4

Total product revenue	$93.7	$46.4	$47.3

      Net product revenue for fiscal 2005 increased $47.3 million, or 102% from fiscal 2004. This increase was comprised of a $34.9 million and $12.4 million increase in domestic and international product revenue, respectively. We experienced a greater percentage increase in domestic product sales primarily due to a more focused effort on adding headcount to the US sales force in fiscal 2005. The increase in net product revenue was primarily the result of further leveraging our reseller relationship with EMC. Our EMC reseller agreement was entered into in the fourth quarter of fiscal year 2003. Our ability to sell EMC products has enabled us to further penetrate the mid-range storage market. As of April 2, 2005, we had a total worldwide sales headcount of 132 compared to 80 as of April 3, 2004. This increase in headcount has enabled us to sell products to hundreds of new name accounts across a number of new regions. The increase was driven primarily by strong demand for EMC server and software products, which generally have a higher average selling price than our former, proprietary products. Server and software product revenue for fiscal 2005 increased from fiscal 2004 by $40.1 million and $9.7 million, respectively. These increases were offset by a $2.6 million decrease in tape library product revenue. The decrease in tape library revenue is attributable to a shift in focus towards developing expertise selling the EMC product set. Server, software and library revenue accounted for 73%, 16% and 10% of total product revenue in fiscal 2005 as compared to 62%, 12% and 26% in fiscal 2004, respectively. For fiscal year 2005, sales of EMC products represented $76.3 million, or 81% of total product revenue compared with $26.1 million or 56% of total product revenue for fiscal 2004. We ended fiscal 2005 with a product order backlog of $4.1 million.

      Service Revenue: The components of service revenue for fiscal 2005 and 2004 are shown in the table below (in millions):

	Fiscal Year 2005			Fiscal Year 2004

	US	Europe	Total	US	Europe	Total

Professional Services Revenue	$5.6	$2.9	$8.5	$1.6	$1.2	$2.8
Maintenance Revenue	12.9	17.5	30.4	16.6	17.3	33.9

Total Service Revenue	$18.5	$20.4	$38.9	$18.2	$18.5	$36.7

      Total service revenue in fiscal 2005 increased $2.2 million, or 6% from fiscal 2004. The net increase was attributable to an increase in professional services revenue of $5.7 million, partially offset by a decrease in maintenance revenue of $3.5 million.
      The decline in maintenance revenue was primarily related to the following factors. In March 2003, we became a reseller and service provider of EMC Automated Networked Storage Systems and software. Most EMC hardware products are sold with up to a 3-year 24x7 warranty. As a result, any revenue associated with post-warranty service contracts for those hardware product sales would not occur until expiration of the warranty period. This factor, along with declining renewal rates of legacy maintenance contracts, caused maintenance revenue to decrease compared to fiscal 2004. During fiscal 2005, we began to replace the decline in legacy maintenance revenue with increased revenue from new software maintenance contracts.
      Professional services revenue for fiscal 2005 increased $5.7 million or 204% from fiscal 2004. The growth in professional services revenue was the result of increased product sales which provided the opportunity to generate service revenue through the performance of installation and configuration services, as well as the ability to sell more complex professional service engagements. We have made a focused effort to grow our professional service business and have added significant headcount and resources to this area. As of April 2, 2005, we had 152 service employees compared to 117 as of April 3, 2004.
      Product Gross Profit: Product gross profit was $19.8 million for fiscal 2005, an increase of $8.3 million or 71% from fiscal 2004. The gross profit percentage for net product sales was 21.1% for fiscal 2005 compared to 24.7% for fiscal 2004. There were three primary factors that impacted the product gross profit percentage during fiscal 2005: product-mix, inventory provision and rebates earned. A change in product mix had a negative impact on product gross profit margins compared to fiscal 2004. The sale of EMC products accounted for 81% of product revenue in fiscal 2005, compared to 56% in fiscal 2004. Generally, sales of our legacy products had higher profit margins compared to EMC products. Product gross profit for fiscal 2005 was negatively impacted by approximately $0.6 million in production inventory related charges as compared to only $0.1 million in such charges in fiscal 2004. Partially offsetting these first two factors was the favorable impact of rebates recorded in fiscal year 2005. In the first quarter of fiscal 2005, we became an EMC Premier Velocity Partner, which has allowed us to earn certain performance based rebates. In fiscal 2005 we recorded performance rebates of $1.7 million. No rebates were earned in fiscal year 2004, resulting in a favorable impact to product margin percentage in 2005. We believe that the product gross profit percentage for fiscal year 2005 reflects the factors discussed above as well as lower profit margins experienced on a transaction by transaction basis.
      Service Gross Profit: Service gross profit was $5.7 million for fiscal 2005, a decrease of $4.6 million, or 45% from fiscal 2004. The service gross profit percentage was 14.7% in fiscal 2005 compared to 28.1% in fiscal 2004. The decrease in service gross profit percentage is primarily due to the combination of a shift in the composition of service revenue, an increase in service expenses related to additional professional services personnel added and the impact of logistics inventory provision of $2.7 million. As noted above, in fiscal 2005 maintenance revenue decreased $3.5 million and professional service revenue increased $5.7 million compared to fiscal 2004. Professional services revenue represented 22% of total service revenue for fiscal 2005 compared to 8% for fiscal 2004. In order to drive increased professional services revenue and as an investment in growing our professional services business, we incurred increased expenses related to salary and benefits and travel and lodging. Also contributing to the decrease in service gross profit percentage was the decrease in maintenance revenue which is supported by a relatively fixed cost structure. Service gross profit in fiscal 2005 was negatively impacted by a write-down of logistics inventory of $2.6 million in fiscal 2005 compared to $1.2 million in fiscal 2004. The 2005 write down was due to the continued decline in our legacy maintenance base which resulted in a revised estimate of the remaining useful life of certain spare parts.
      Selling, General and Administrative: Selling, general and administrative expenses for fiscal 2005 increased $10.1 million, or 35% from fiscal 2004. As a percentage of total revenue, selling, general and administrative expenses for fiscal 2005 were 29% as compared to 35% for fiscal 2004. The increase in selling, general and administrative expenses was primarily due to an increase in salaries and related benefits of $7.3 million, an increase in travel and lodging expenses of $1.3 million and an increase in outside purchases of $1.4 million. The increase in salaries and related benefits expense was attributable to an increase of 52 employees in sales, marketing and G&A departments compared to April 3, 2004, as well as increased commission expense as a result of increased sales. The increase in travel and lodging expenses was also primarily the result of increased headcount in our sales organization. The increase in outside purchases was primarily related to increases in employment recruiting fees, audit and consulting fees related to Sarbanes-Oxley compliance, marketing consulting fees and legal fees. In the fourth quarter of fiscal 2005, we announced plans to restructure our European operations as discussed below under “Restructuring.”
      Research and Development: We did not incur research and development expenses during fiscal 2005. In the second quarter of fiscal year 2004, we eliminated research and development expenditures due to our strategy shift from a producer of proprietary products to a reseller of EMC products. We determined that EMC’s research and development functions overlap the integration and testing function that we historically performed and, therefore, we decided not to invest further on research and development activities. We do not expect to incur additional research and development expenses in the future.
      Restructuring: In the fourth quarter of fiscal 2005, we announced plans to restructure our European operations. This plan was initiated primarily in order to reduce operating costs and simplify processes throughout the European operations. The 2005 restructuring plan primarily involved the closure of the Dublin, Ireland facility and the consolidation of European finance functions within the Weisbaden, Germany facility. We recorded a restructuring charge of $2.0 million in fiscal 2005 for abandoned lease and severance payments related to this restructuring plan. We recorded a net restructuring benefit of $0.2 million in fiscal 2004 due to higher than anticipated lease payments from sub-lessees.
      Interest and Other Expense, Net: Interest and other expense, net for fiscal 2005 was an expense of $0.5 million, compared to income of $0.6 million for fiscal 2004. Included in interest income for fiscal 2004 was approximately $0.7 million related to the interest portion of our IRS refund. See Note 6 in the Notes to the Consolidated Financial Statements for further discussion. Also contributing to the increased expense was an increase in interest expense due to higher borrowing and higher interest rates on our line of credit during fiscal 2005.
      Gain on Foreign Currency Transactions: We recorded a gain on foreign currency transactions of $0.3 million in fiscal 2005 compared to a gain of $0.03 million in fiscal 2004. The increased gain was the result of the weakening value of the US Dollar as compared to the Euro and British Pound Sterling. Also, in the first quarter of fiscal 2004, we recognized a $0.3 million loss when we closed out our hedging contracts. We had no such hedges in place during fiscal 2005.
      Income Tax Expense (Benefit): We recorded tax expense of $0.02 million in fiscal 2005 compared to a net tax benefit of $3.2 million for fiscal year 2004. The net tax benefit was due to a $3.1 million income tax receivable from the IRS due to the settlement on income tax audits for fiscal years 1992 through 1995 which resulted in a tax payable of $0.2 million for which we had accrued $1.7 million and an income tax receivable of $1.7 million for fiscal years 1982 through 1990 based upon the carry-back of the net operating losses which were confirmed by the IRS for the fiscal years 1993 through 1995.

Fiscal year 2004 compared to Fiscal year 2003
      Net product revenue: Net product revenue for fiscal 2004 increased $6.3 million, or 16% from fiscal 2003. This increase was comprised of a $3.0 million and a $3.3 million, or 15% and 17%, increase in domestic product and international product revenue, respectively. The increase in net product revenue was primarily a result of entering into the EMC reseller agreement in the fourth quarter of fiscal 2003. Our ability to sell these products enabled us to further penetrate the mid-range storage market as evidenced by the addition of 242 new customer accounts during fiscal year 2004. Also contributing to the increase in net product revenue was the addition of:

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
      Service revenue: Service revenue was $36.7 million for fiscal year 2004, a decrease of $5.6 million, or 13%, from fiscal year 2003. This decrease was attributable to decreased maintenance revenue of $6.2 million, offset by increased professional services revenue of $0.6 million. Subsequent to the end of fiscal year 2003, we became a reseller and service provider of EMC Automated Networked Storage Systems and software. Commencing with the sale of the EMC array of products, most EMC hardware products are sold with up to a 3-year 24x7 warranty. As a result, the revenue associated with post-warranty service contracts for those hardware product sales will not occur until expiration of the warranty period. Therefore, service revenues decreased from fiscal year 2003 to fiscal year 2004. Another factor that contributed to the decrease in maintenance revenue was the expiration of maintenance contracts without offsetting renewed and new maintenance contracts related to MTI-branded products. In order to mitigate these decreases, during fiscal 2004 we became a member of the EMC Authorized Services Network and are now able to provide end-to-end service for EMC’s CLARiiON family of systems.
      Product gross profit: Product gross profit was $11.5 million for fiscal year 2004, an increase of $4.3 million, or 60%, from fiscal year 2003. The gross profit percentage of net product sales was 25% for fiscal year 2004 as compared to 18% for fiscal year 2003. The increase in product gross profit was primarily the result of an increase in product sales, principally EMC server and software products, coupled with a $1.7 million reduction in inventory obsolescence related charges as compared to fiscal year 2003, partially offset by lower standard product margin percentages on a transaction-by-transaction basis. Also, upon becoming a reseller, we reclassified certain manufacturing department expenses to SG&A. The amount reclassified for fiscal year 2004 was $2.6 million. No such reclass was made to the fiscal 2003 numbers as we were still manufacturing in fiscal 2003.
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
      Selling, general and administrative expenses: Selling, general and administrative expenses for fiscal year 2004 increased $1.1 million, or 4%, from fiscal year 2003. As noted above, we reclassified $2.6 million of manufacturing department expenses to SG&A upon becoming a reseller. This reclassification was the primary reason for the increase compared to fiscal 2004. Also contributing to the increase was an increase of

$0.5 million in salary and benefits expense and a $0.1 million increase in travel and lodging expense. These increases were primarily due to increased headcount. Also, during fiscal year 2003, we recovered $0.6 million from accounts that were previously determined to be uncollectible, as compared to bad debt expense of $0.03 million in fiscal 2004. These increases were partially offset by the following decreases: a 19% or $1.2 million decrease in fixed charges such as depreciation, rent, insurance, property taxes and utilities expenses; a 37% or $0.4 million decrease in marketing expense; an 11% or $0.8 million decrease in outside purchases such as consulting and professional services, tax services, bank fees and bad debt expense and an 11% or $0.1 million decrease in supplies. The decrease in fixed charges was primarily the current year impact of asset disposals and facilities abandonment in the prior fiscal year. The decreases in marketing, outside purchases and supplies expenses were the result of a directed program to cut expenses in order to return to profitability.
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
      Income taxes: We recorded a net tax benefit of $3.2 million for fiscal year 2004, as compared to a net tax expense of $0.2 million for fiscal year 2003. The net tax benefit is due to a $3.1 million income tax receivable from the IRS due to the settlement on income tax audits for fiscal years 1992 through 1995 which resulted in a tax payable of $0.2 million for which we had accrued $1.7 million and an income tax receivable of $1.7 million for fiscal years 1982 through 1990 based upon the carry-back of the net operating losses which were confirmed by the IRS for the fiscal years 1993 through 1995.
LIQUIDITY AND CAPITAL RESOURCES
      As of April 2, 2005, working capital was $2.3 million, compared to $2.7 million as of April 3, 2004. We had cash and cash equivalents of $12.2 million as of April 2, 2005, compared to $3.0 million as of April 3, 2004. The $9.2 million increase in cash and cash equivalents was primarily the result of $13.6 million in net proceeds received from the issuance of Series A Convertible Preferred Stock and $0.9 million in proceeds from the exercise of stock options and warrants. These increases in cash and cash equivalents were offset by $4.4 million in cash used in operating activities, mainly due to increased accounts receivable of $11.3 million and the net loss of $15.8 million. The increase in accounts receivable resulted from an increase in sales of 59% in fiscal 2005 compared to fiscal 2004 coupled with a significant portion of sales occurring during the last month of the quarter. Another significant factor impacting the cash used in operating activities was a $10.7 million increase in payables. This increase was mainly the result of increased purchases from EMC due to the increase in revenue. As a reseller, we fulfill our customer orders through purchases from third-party vendors, primarily EMC. As such, there is generally a direct correlation between revenue and payables.
      In fiscal 2005, cash was also negatively impacted by payments of $0.7 million for capital expenditures and $0.3 million on our line of credit. We expect capital expenditures in fiscal 2006 to be comparable to 2005.
      In November 2002, we entered into an agreement with Comerica Bank for a line of credit of $7.0 million at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by Canopy. The line of credit with Comerica was set to expire on May 31, 2005 and the letter of credit from Canopy was to expire on June 30, 2005. However, on June 15, 2005, we renewed the Comerica line of credit through May 31, 2006 and Canopy renewed its letter of credit guarantee through June 30, 2006. Until December 30, 2004, as discussed below, the Canopy letter of credit was secured by substantially all the assets of the Company. As of April 2, 2005, there was $3.7 million outstanding under the Comerica Loan Agreement and $3.3 million was available for borrowing.
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
      On December 30, 2004, we entered into a security agreement with EMC whereby we granted EMC a security interest in certain assets of the Company to secure our obligations to EMC under our existing supply agreements. The assets pledged as collateral consist primarily of the Company’s accounts receivable generated from the sale of EMC products and services, related inventory and the proceeds of such accounts receivable and inventory. In exchange for this security interest, EMC increased our purchasing credit limit to $20.0 million and terminated the $6.0 million letter of credit noted above. Our payment terms to EMC remained at 45 days from shipment.
      We had previously granted a security interest in all of our personal property assets to Canopy as security for our obligations to Canopy in connection with Canopy’s guaranty of our indebtedness to Comerica Bank. To enable us to pledge the collateral described above to EMC, Canopy delivered a waiver and consent releasing Canopy’s security interest in the collateral to be pledged to EMC and consenting to the transaction. As part of the waiver and consent, we agreed not to increase our indebtedness to Comerica Bank above our then-current outstanding balance of $5.5 million, and to make a principal repayment to Comerica equal to $1.8 million on each of February 15, 2005, May 15, 2005 and August 15, 2005 in order to eliminate our outstanding indebtedness to Comerica. We are currently negotiating with Canopy the terms of an amendment to this waiver and consent which would terminate our requirement to pay down the outstanding indebtedness to Comerica.
      Both the Comerica loan agreement and the EMC Security Agreement contain negative covenants placing restrictions on our ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. We are currently in compliance with all of the terms of the Comerica loan agreement and the EMC Security Agreement and believe that we will remain in compliance. Upon an event of default, Comerica may terminate the Comerica loan agreement and declare all amounts outstanding immediately due and payable.
      On June 17, 2004, we sold 566,797 shares of Series A Convertible Preferred Stock (Series A) in a private placement financing at $26.46 per share, which raised $13.6 million in net proceeds. Each share of Series A is convertible into common stock at an initial conversion rate of ten shares of common stock for each share of Series A, subject to adjustments upon certain dilutive issuance of securities by the Company. The sale included issuance to the investors of warrants to purchase 1,624,308 shares of the Company’s common stock at an exercise price of $3.10 per share. The shares of common stock into which the warrants are exercisable represent twenty-five percent (25%) of the aggregate number of shares of common stock into which the Series A Convertible Preferred Stock are convertible plus an additional 207,315 shares of common stock. The Series A Convertible Preferred Stock carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. The warrants are exercisable on or after December 20, 2004, and expire on June 17, 2015. The holders of Series A are entitled to 8.5369 votes per share on all matters, except the election of directors, where the Series A has the right to elect one director to our Board. The Series A has certain approval rights as well.
      The Company’s principal sources of liquidity are cash and cash equivalents and availability under the Comerica credit facility. Since the inception of our reseller relationship with EMC, we have recorded significant growth in both product revenues and total revenues. We believe that our current working capital, together with expected cash flows from operations and our Comerica credit facility will be adequate to fund operations for at least the next 12 months. Our credit terms with EMC are net 45 days from shipment. Our credit terms with our customers generally range from 30 to 60 days. Often there is a gap between when we pay EMC and when we ultimately collect the receivable from our customer. This gap is funded by our working capital. If we experience a significant deterioration in our receivable collections, or if we are not successful in growing revenues and improving operating margins, we may need to seek additional sources of liquidity to fund operations. Our future is dependent upon many factors, including but not limited to, increasing revenues, improving operating margins, recruiting, hiring, training and retaining significant numbers of qualified personnel, forecasting revenues, controlling expenses and managing assets. Our inability to achieve these objectives could have a material adverse effect on our results of operations. If we need additional funds such as for acquisition or expansion or to fund a downturn in sales or increase in expenses, there are no assurances that adequate financing will be available on acceptable terms, if at all. We may in the future seek additional financing from public or private debt or equity financing. There can be no assurance such financing will be available on terms favorable to us or at all. To the extent any such financing involves the issuance of equity securities, existing stockholders could suffer dilution.
      The following represents a comprehensive list of our contractual obligations and commitments as of April 2, 2005:

	Payments Due by Fiscal Period

	Total	2006	2007	2008	2009	2010	Thereafter

	(In millions)
Line of Credit	$3.7	$3.7	—	—	—	—	—
Operating Lease Obligations	7.7	3.0	2.0	1.2	0.4	0.4	0.7
Capital Lease Obligations	0.1	0.1	—	—	—	—	—

	$11.5	$6.8	$2.0	$1.2	$0.4	$0.4	$0.7

INFLATION AND FOREIGN CURRENCY EXCHANGE
      We recorded a $0.3 million foreign exchange gain during fiscal year 2005, which resulted from the weakening U.S. dollar against the Euro, partially offset by the appreciation of the British Pound Sterling against the Euro. In fiscal 2005, approximately 42% of total revenue was generated outside the United States, particularly in Germany, France and the United Kingdom. Sales denominated in currencies other than the U.S. dollar expose us to market risk from unfavorable movements in foreign exchange rates between the U.S. dollar and the foreign currency, particularly the British Pound Sterling and the Euro. In fiscal year 2005, we did not enter into forward exchange contracts to sell foreign currency to fix the U.S. dollar amount we will receive on sales denominated in that currency. Historically, in order to minimize the risk of foreign exchange loss, we have entered into foreign currency forward contracts. However, in order to conserve cash, we ended our hedging program in fiscal year 2003.
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
FACTORS THAT MAY AFFECT FUTURE RESULTS
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements relating to future plans and developments, financial goals and operating performance, the factors affecting our future, the trends discussed in “Business — Our Market,” important elements of our business, our market strategy, backlog, the elements of competition and our ability to compete, seasonality, availability of office space and our ability to sub-let excess space, our ability to leverage our investment in the service business, all statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook,” timing and amount of anticipated cost savings from our reductions, our anticipated head count could increase and related increase in capital expenditures, the adequacy of our current working capital, our ability to negotiate an amendment with Canopy, and availability of additional financing. Any other statements contained herein (including without limitation statements to the effect that we “estimate,” “expect,” “anticipate,” “plan,” “believe,” “project,” “continue,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail in the following paragraphs. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

We are dependent upon EMC as the main supplier for our storage solutions, and disruptions in supply or significant increases in costs could harm our business materially.
      In March 2003, we entered into a Reseller Agreement with EMC where we became a reseller of EMC storage products. The agreement gives us a right to sell and license EMC hardware and software products but also restricts our ability to resell data storage hardware platforms that compete with EMC products. As a result of the agreement, we depend on EMC to manufacture and supply us with their storage products. We may fail to obtain required storage products in a timely manner or to obtain it in the quantities we desire in the future. If EMC were to decide to modify its channel strategy, it may cease supplying us with their storage products. If EMC were to unexpectedly cancel the reseller agreement, we may be unable to find other vendors as a replacement in a timely manner or of acceptable quality. Any interruption or delay in the supply of EMC storage products, or the inability to obtain these products at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. This lost storage product revenue could harm our business, financial condition and operating results rendering us unable to continue operating at our current level of operations.
      In the first quarter of fiscal 2005 we became an EMC Premier Velocity Partner, which has allowed us to earn certain performance based rebates. In fiscal 2005 we recorded performance based rebates of $1.7 million. There is no guarantee that we will earn these rebates in the future or that EMC will continue to offer such rebate program. Our failure to earn these performance rebates could have an adverse impact on our results of operations.

We may need additional financing to continue to carry on our existing operations and such additional financing may not be available.
      We require substantial working capital to fund our operations. We have historically used cash generated from our operations, equity capital and bank financings to fund capital expenditures, as well as to invest in and operate our existing operations. In December, 2004, we granted EMC a security interest in certain of our assets to secure our obligations to EMC, including the obligations under our existing supply agreements with

EMC. The assets pledged as collateral consist primarily of our accounts receivable generated from our sale of EMC products and services, related inventory and the proceeds of such accounts receivable and inventory. We had previously granted a security interest in all of our personal property assets to The Canopy Group, Inc., as security for our obligations to Canopy in connection with Canopy’s guaranty of our indebtedness to Comerica Bank. To enable us to pledge the collateral described above to EMC, Canopy delivered to us a waiver and consent releasing Canopy’s security interest in the collateral to be pledged to EMC and consenting to our security agreement with EMC. Canopy retained its existing lien on our personal property assets that were not pledged to EMC. As a result of these transactions, the majority of our personal property assets are unavailable as collateral for new borrowings without the consent of EMC or Canopy.
      We believe that our working capital, availability on the Comerica line of credit and expected cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. Projections for our capital requirements are subject to numerous uncertainties, including the cost savings expected to be realized from the restructuring, the amount of service and product revenue generated in fiscal 2006 and general economic conditions. If we do not realize substantial cost savings from our restructuring, improve revenues and margins, and achieve profitability, we expect to require additional funds in order to carry on our operations, and may seek to raise such funds through bank borrowings or public or private offerings of equity or debt securities or from other sources. Any such activity requires the approval of EMC, Canopy and the Series A investors. No assurance can be given that EMC, Canopy or our Series A investors will consent to such new financing, that additional financing will be available or that, if available, will be on terms favorable to us. If additional financing is required but not available to us, we would have to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that such measures would be successful. Our failure to raise required additional funds would adversely affect our ability to:

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
      Certain of our sales transactions are generated through sales leads received from EMC. Although EMC’s primary sales focus is currently on large-enterprise customers, should EMC change its strategy and begin to sell directly to the small-to-mid-enterprise customers, or work more closely with other resellers, it could have an adverse impact on our results of operations.

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
      Through December 17, 2004, Ralph J. Yarro III, one of our Directors, was a Director, President and Chief Executive Officer of Canopy. Also through December 17, 2004, Darcy G. Mott, one of our Directors, was Vice President, Treasurer and Chief Financial Officer of Canopy. Effective March 10, 2005, Mr. Yarro and Mr. Mott resigned from their positions as Directors of the Company. Subsequent to fiscal year 2005, we appointed Mr. William Mustard to the Board of Directors of the Company. Mr. Mustard replaced Mr. Yarro as President and CEO of Canopy. As of April 2, 2005, Canopy beneficially owned 35% of the Company’s common stock.
      In addition, the holders of our Series A Preferred Stock, as a result of their acquisition of securities issued in our June 2004 private placement, beneficially own approximately 14% of the Company’s outstanding common stock. Other than election of directors, the holders of Series A generally have the right to vote on any matter with the holders of common stock, and each share of Series A is entitled to 8.5369 votes). The approval of the holders of a majority of the Series A, voting as a class, will be required to approve certain corporate actions, including:

•	any amendment of the Company’s charter or by-laws that adversely affects the holders of Series A;

•	any authorization of a class of capital stock ranking senior to, or on parity with, the Series A;

•	any increase in the size of the Company’s Board of Directors to greater than eight members or any change in the classification of the Board of Directors;

•	certain redemptions or repurchases of capital stock acquisitions of capital stock or assets from other entities;

•	effecting, or entering into any agreement to effect, any merger, consolidation, recapitalization, reorganization, liquidation, dissolution, winding up or similar transaction (a “Liquidation Event”) involving the Company or any of its subsidiaries;

•	any sale of assets of the Company or a subsidiary which is outside the ordinary course of business;

•	any purchase of assets of or an equity interest in another entity for more than $5 million; and

•	any incurrence of additional debt for borrowed money in excess of $1 million.
      The holders of Series A, exclusively and as a single class, are entitled to elect one member of the Company’s Board of Directors.
      In connection with the Series A financing, the Series A investors, the Company and The Canopy Group, Inc. entered into a Voting Agreement, pursuant to which, when any matter involving a significant corporation transaction (such as a merger, consolidation, liquidation, significant issuance of voting securities by the Company, sale of significant Company assets, or acquisition of significant assets or equity interest of another entity) is submitted to a vote of the Company’s stockholders, Canopy has agreed that either (a) the common stock of the Company that Canopy holds will be voted in proportion to the Series A investors’ votes on the matter, or (b) if Canopy wishes that any of its common stock be voted differently than in proportion to the Series A investors’ votes, Canopy will, if so required by a Series A investor, purchase from the Series A investor(s) with which the Canopy votes are not aligned all or any portion (as required by the Series A investor) of such investor’s Series A Convertible Preferred Stock. The per share price in any such purchase is to equal two times the sum of (x) the stated value of a share of Series A Convertible Preferred Stock plus (y) any accrued but unpaid dividends thereon. At any stockholder meeting at which members of the Board are to be elected and the Series A investors do not then have either a Series A Director on the Board or the power at such election to elect a Series A Director to the Board, Canopy has agreed to vote in favor of one nominee of the Advent Funds and the Series A investors have agreed to vote in favor of a Canopy nominee. Currently, Canopy beneficially owns approximately 35% of the Company’s outstanding common stock (calculated assuming conversion of all outstanding Series A Preferred, but excluding outstanding options and warrants).

Our future operating results may depend on the success of our cost reduction initiatives.
      In fiscal year 2003, we implemented restructuring activities in an effort to reduce costs. In fiscal year 2005, we implemented additional restructuring activities related to the closure of the Dublin, Ireland facility. These measures included reductions in our workforce and the partial or complete closure of certain under-utilized facilities, including offices. We cannot predict with any certainty the long-term impact of our workforce reductions. Reductions in our workforce could negatively impact our financial condition and results of operations by, among other things, making it difficult to motivate and retain the remaining employees, which in turn may affect our ability to deliver our products in a timely fashion. We also cannot assure you that these measures will be successful in achieving the expected benefits within the expected time frames, or at all, or that the workforce reductions will not impair our ability to achieve our current or future business objectives.

We are party to long term, non-cancelable facility leases for facilities which we do not use and may not be able to sublease on terms that will offset our lease obligations, which may result in a continuing unfavorable impact on our cash position.
      We are party to long term, non-cancelable facility leases with respect to facilities we no longer utilize and which are located in geographic regions that have undergone a significant decrease in real property values. For example, we no longer utilize our facilities in Sunnyvale, California, Westmont, Illinois, Raleigh, North Carolina and various facilities in Europe. As a result, we are obligated to continue making lease payments related to our unutilized facilities. In the aggregate, in fiscal year 2006, 2007 and 2008, we are obligated to pay gross lease payments of approximately $1.3 million, $0.7 million and $0.6 million, respectively, for facility space which we no longer utilize, and we cannot assure you that we will be able to continue to sublease the unutilized facilities on terms that will significantly offset these obligations.

A significant portion of our revenues occurs in the last month of a given quarter. Consequently, our results of operations for any particular quarter are difficult to predict.
      We have experienced, historically, a significant portion of our orders, sales and shipments in the last month or weeks of each quarter. In fiscal year 2005, 31%, 63%, 65% and 63%, respectively, of our total revenue was recorded in the last month of each successive quarter. We expect this pattern to continue, and possibly to increase, in the future. This uneven pattern makes our ability to forecast revenues, earnings and working capital requirements for each quarter difficult and uncertain. If we do not receive orders that we have anticipated or complete shipments within a given quarter, our results of operations could be harmed materially for that quarter. Additionally, due to receiving a significant portion of our orders in the last month of the quarter, we may experience a situation in which we have exceeded our credit limits with our vendors thereby making our ability to ship to our customers very difficult. If we experience such situations and are unable to extend our credit limits with our vendors, this could materially harm our results of operations.

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
      We have experienced quarterly fluctuations in operating results and we anticipate that these fluctuations may continue into the future. These fluctuations have resulted from, and may continue to be caused by, a number of factors, including:

•	the size, timing and terms of customer orders;

•	the introduction of new products by our competitors and competitive pricing pressures;

•	the timing of the introduction of new products and new versions of best-of-breed products;

•	shifts in our product or services mix;

•	changes in our operating expenditures; and

•	decreases in our gross profit as a percentage of revenues for mature products.
      Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indications of our future performance. We cannot assure you that we will be profitable on a quarter-to-quarter basis or that our future revenues and operating results will meet or exceed the expectations of securities analysts and investors. Failure to be profitable on a quarterly basis or to meet such expectations could cause a significant decrease in the trading price of our common stock. The table below quantifies the fluctuations in our period-to-period results in fiscal year 2005. (amounts in thousands)

	Total	Gross	Operating
	Revenue	Profit	Loss	Net Loss

2005:
Fourth quarter	$35,561	$4,487	$(8,223)	$(9,516)
Third quarter	39,516	7,772	(3,255)	(3,205)
Second quarter	31,500	7,213	(2,408)	(2,981)
First quarter	26,036	6,047	(1,697)	(1,918)

Total	$132,613	$25,519	$(15,583)	$(17,620)

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
      International sales and services represented approximately 42% of our total sales and service revenue for fiscal year 2005. Prior to fiscal year 2005, international sales and service also represented a significant portion of total revenue. As a result, our results of operations are subject to the financial and operating risks of conducting business internationally, including:

•	changes in a country’s economic or political conditions;

•	greater difficulties in accounts receivable collection and longer payment cycles;

•	fluctuating exchange rates, tariffs and other barriers;

•	difficulties in staffing and managing foreign subsidiary operations;

•	unexpected changes in, or impositions of, legislative or regulatory requirements;

•	import or export restrictions;

•	potentially adverse tax consequences;

•	potential hostilities and changes in diplomatic and trade relationships; and

•	differing customer and/or technology standards requirements.
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
      There are currently 566,797 shares of our Series A Convertible Preferred Stock outstanding, which are held by the selling stockholders and which are convertible at any time into an aggregate of 5,667,970 shares of common stock. Dividends accrue on the Series A Convertible Preferred Stock at an annual rate of 8%, and the holders of Series A Convertible Preferred Stock may convert the accrued dividends into shares of common stock to the extent the Company has not previously paid such dividends in cash. The holders of Series A are also entitled to antidilution protection, pursuant to which the conversion price would be reduced using a weighted-average calculation in the event the Company issues certain additional securities at a price per share less than the conversion price then in effect. In addition, the holders of Series A have preemptive rights to purchase a pro rata portion of certain future issuances of equity securities by the Company.
      There are currently warrants outstanding to purchase up to 1,624,308 shares of our common stock, which are held by the Series A investors. The exercise price for such warrants is $3.10 per share. The warrants became exercisable on December 20, 2004.
      If the selling stockholders convert Series A or exercise the warrants they hold, the Company would be required to issue additional shares of common stock, resulting in dilution of existing common stockholders and potentially a decline in the market price of our common stock.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
      We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

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
      Our restated certificate of incorporation and amended and restated bylaws contain various provisions, including notice provisions and provisions authorizing us to issue preferred stock, that may make it more difficult for a third party to acquire, or may discourage acquisition bids for, our company. Also, the rights of holders of our common stock may be affected adversely by the rights of holders of our Series A convertible Preferred Stock and any other preferred stock that we may issue in the future that would be senior to the rights of the holders of our common stock. Furthermore, we are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective to ensure that we are able to record, process, summarize and report the information we are required to disclose int the reports we file with SEC within the required time periods.
Changes in Internal Control Over Financial Reporting
      There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
      In the second quarter of fiscal year 2005, we began implementation of our project to document and test our internal control procedures in order to satisfy the requirements of section 404 of the Sarbanes-Oxley Act. We have engaged a third party consulting firm to assist us in this effort. We are currently in the documentation phase of the project. If our public float at the end of our second quarter of fiscal 2006 is less than $75 million, we will not need to comply with section 404 until the end of fiscal 2007. However, if our public float at the end of our second quarter of fiscal 2006 is greater than $75 million, we will be required to comply with section 404 by the end of fiscal 2006. Management has not identified any deficiencies in internal control that would constitute a material weakness. There have not been significant changes in our internal control over financial reporting as a result of our documentation efforts. However, as we move into the remediation phase of the project we expect that there will be changes to our internal control structure in order to comply with section 404.
      As noted previously, in the fourth quarter of fiscal 2005, we implemented plans to close our facility in Dublin, Ireland. Subsequent to fiscal 2005, all finance and accounting functions that were previously performed in Dublin have been transitioned to our Weisbaden, Germany facility. There were no significant changes in internal control over financial reporting as a result of this consolidation.

ITEM 9B.	OTHER INFORMATION
      On My 25, 2005 the Compensation Committee of the Board of Directors reconfirmed the terms of employment of the following executive officers and increased the compensation paid to our Chief Executive Officer as follows:

Annual
			Incentive	Options
Name	Position	Base Salary	Opportunity	Granted

Thomas Raimondi	Chief Executive Officer	$400,000 per year	$120,000 per year	N/A
Scott Poteracki	Chief Financial Officer	$270,000 per year	$90,000 per year	350,000 shares
John Caputo	Executive Vice President — Worldwide Operations	$240,000 per year	$90,000 per year	275,000 shares
      The following guidelines apply to the annual incentive portion of the executives’ compensation:

•	any incentive payments earned will be paid during the first quarter following the close of the current fiscal year;

•	annual operating profitability for the Company, as determined by the Compensation Committee in its discretion, is a prerequisite for any annual incentive payments; and

•	the specific incentive elements for each executive will be established by the Compensation Committee based on the approved annual financial plan.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required hereunder is incorporated by reference from the information contained in the sections entitled “Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in MTI’s definitive Proxy Statement for its 2005 Annual Meeting of the Stockholders to be held on August 30, 2005, to be filed with the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required hereunder is incorporated by reference from the information contained in the sections entitled “Compensation of Directors and Executive Officers and Other Information,” in MTI’s definitive Proxy Statement for its 2005 Annual Meeting of the Stockholders to be held on August 30, 2005, to be filed with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
      The information required hereunder is incorporated by reference from the information contained in the section entitled “Voting Securities and Principal Holders Thereof” in MTI’s definitive Proxy Statement for its 2005 Annual Meeting of the Stockholders to be held on August 30, 2005, to be filed with the Securities and Exchange Commission.
SECURITIES AUTHORIZED FOR ISSUANCE
      The following table sets forth certain information as of April 2, 2005, with respect to equity compensation plans under which our equity securities are authorized for issuance:

				Number of Securities
	Number of Securities			Remaining Available
	to be Issued		Weighted-Average	for Future Issuance
	Upon the Exercise of		Exercise Price of	Under Equity Compensation
	Outstanding Options,		Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights (#)		Warrants and Rights ($)	Reflected in Column (a))
Plan Category	(a)		(b)	(c)

Equity Compensation Plans Approved by Security Holders:
1987 Stock Option Plan	13,000		2.25	—
1992 Stock Option Plan	255,625		7.74	—
1996 Stock Option Plan	3,572,983		8.71	—
1994 Directors’ Non-Qualified Stock Option Plan	40,000		17.66	—
2001 Stock Incentive Plan and 2001 Non-Employee Director Option Program(1)	7,516,244	(2)	1.81	1,198,893	(3)
2001 Employee Stock Purchase Plan	—		—	964,537
Warrants:
Ralph Yarro	150,000		18.75	—

	11,547,852			2,163,430

Equity Compensation Plans Not Approved by Security Holders:
None

(1)	The 2001 Non-Employee Director Option Program functions as part of the 2001 Stock Incentive Plan.

(2)	7,049,574 shares and 466,670 shares related to the 2001 Stock Incentive Plan (the “SIP”) and the 2001 Non-Employee Director Option Program (the “Program”), respectively.

(3)	The maximum aggregate number of shares allocated for the SIP increases by 3% annually, subject to terms and conditions of the SIP. 973,897 shares and 224,996 shares related to the SIP and the Program, respectively.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required hereunder is incorporated by reference from the information contained in the section entitled “Certain Transactions and Related Transactions” in MTI’s definitive Proxy Statement for its 2005 Annual Meeting of the Stockholders to be held on August 30, 2005, to be filed with the Securities and Exchange Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required hereunder is incorporated by reference from the information contained in the section entitled “Ratification of the Appointment by the Audit Committee of Independent Auditors” in MTI’s definitive Proxy Statement for its 2005 Annual Meeting of the Stockholders to be held on August 30, 2005, to be filed with the Securities and Exchange Commission.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      The following Consolidated Financial Statements of MTI and the Reports of Independent Registered Public Accounting Firms are attached hereto beginning on pages 40 and 37, respectively.
      (a)(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm — Grant Thornton LLP

Independent Auditors’ Report — BDO Simpson Xavier

Report of Independent Registered Public Accounting Firm — KPMG LLP

Consolidated Balance Sheets as of April 2, 2005 and April 3, 2004

Consolidated Statements of Operations for the fiscal years ended 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the fiscal years ended 2005, 2004 and 2003

Notes to Consolidated Financial Statements
      (2) The following financial statement schedule for fiscal years 2005, 2004 and 2003 is submitted herewith:

Schedule II — Valuation and Qualifying Accounts (See page 68)

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
      (3) Exhibits

An exhibit index has been filed as part of this report and is incorporated herein by this reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of July 2005.

MTI TECHNOLOGY CORPORATION

By:	/s/ THOMAS P. RAIMONDI, JR.

Thomas P. Raimondi, Jr.
Chairman, President and Chief
Executive Officer
POWER OF ATTORNEY
      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below, constitutes and appoints Thomas P. Raimondi, Jr. and Scott Poteracki, jointly and severally, attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities to sign any and all amendments to this Report, and to file the same, and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, and his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS P. RAIMONDI, JR. (Thomas P. Raimondi, Jr.	Chairman, President and Chief Executive Officer (Principal Executive Officer)	July 15, 2005

/s/ SCOTT POTERACKI (Scott Poteracki)	Chief Financial Officer and Secretary (Principal Financial Officer)	July 15, 2005

/s/ TODD WILLIAMS (Todd Williams)	Vice President and Corporate Controller (Principal Accounting Officer)	July 15, 2005

/s/ LAWRENCE P. BEGLEY (Lawrence P. Begley)	Director	July 15, 2005

/s/ FRANZ L. CRISTIANI (Franz L. Cristiani)	Director	July 15, 2005

/s/ WILLIAM MUSTARD (William Mustard)	Director	July 15, 2005

/s/ MICHAEL PEHL (Michael Pehl)	Director	July 15, 2005

/s/ JOHN REPP (John Repp)	Director	July 15, 2005

/s/ KENT D. SMITH (Kent D. Smith)	Director	July 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
MTI Technology Corporation
      We have audited the accompanying consolidated balance sheets of MTI Technology Corporation and subsidiaries as of April 2, 2005 and April 3, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. For the year ended April 3, 2004, we did not audit the financial statements of MTI France SA, a consolidated subsidiary, which statements reflect total assets and revenue constituting 18% and 16%, respectively, in 2004 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MTI France SA, is based solely on the report of the other auditors.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MTI Technology Corporation and subsidiaries as of April 2, 2005 and April 3, 2004, and the results of their consolidated operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited Schedule II of MTI Technology Corporation for the years ended April 2, 2005 and April 3, 2004. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP
Irvine, California
June 1, 2005, except for Note 14
as to which the date is June 15, 2005

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

/s/ BDO Simpson Xavier
Dublin, Ireland
June 4, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
MTI Technology Corporation:
      We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit) and cash flows of MTI Technology Corporation and subsidiaries for the year ended April 5, 2003. In connection with our audit of the consolidated financial statements, we also have audited the accompanying financial statement schedule of Valuation and Qualifying Accounts for the year ended April 5, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of MTI Technology Corporation and subsidiaries for the year ended April 5, 2003, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Costa Mesa, California
May 23, 2003

MTI TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 2,	April 3,
	2005	2004

	(In thousands except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12,191	$3,017
Accounts receivable, less allowance for doubtful accounts and sales returns of $451 and $437 in 2005 and 2004, respectively	33,866	22,734
Inventories, net	3,723	6,186
Income tax refund and interest receivable	112	2,464
Prepaid expenses and other receivables	6,859	5,792

Total current assets	56,751	40,193
Property, plant and equipment, net	708	1,401
Goodwill, net	5,184	5,184
Other	223	216

Total Assets	$62,866	$46,994

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Line of credit	$3,667	$3,933
Current portion of capital lease obligations	78	176
Accounts payable	24,474	13,650
Accrued liabilities	9,489	6,479
Accrued restructuring charges	2,767	1,830
Deferred revenue	14,020	11,382

Total current liabilities	54,495	37,450
Capital lease obligations, less current portion	—	95
Deferred revenue	3,695	2,308

Total liabilities	58,190	39,853

Redeemable convertible preferred stock, 567 shares issued and outstanding at April 2, 2005, net of discount of $7,955	7,045	—
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 567 and 0 shares at April 2, 2005 and April 3, 2004, respectively, included in redeemable convertible preferred stock above	—	—
Common stock, $.001 par value; authorized 80,000 shares; issued and outstanding 35,159 and 34,473 shares in 2005 and 2004, respectively	35	34
Additional paid-in capital	145,345	136,547
Deferred Compensation	(605)	(231)
Accumulated deficit	(143,768)	(126,149)
Accumulated other comprehensive loss	(3,376)	(3,060)

Total stockholders’ equity (deficit)	(2,369)	7,141

	$62,866	$46,994

See accompanying notes to consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED APRIL 2, 2005, APRIL 3, 2004 AND APRIL 5, 2003

	2005	2004	2003

	(In thousands, except per share data)
Net product revenue	$93,703	$46,442	$40,101
Service revenue	38,910	36,723	42,285

Total revenue	132,613	83,165	82,386

Product cost of revenue	73,898	34,969	32,948
Service cost of revenue	33,196	26,390	27,640

Total cost of revenue	107,094	61,359	60,588

Gross profit	25,519	21,806	21,798

Operating expenses:
Selling, general and administrative	39,078	28,935	27,754
Research and development	—	776	5,238
Restructuring charges	2,024	(211)	1,467

Total operating expenses	41,102	29,500	34,459

Operating loss	(15,583)	(7,694)	(12,661)
Interest and other income (expense), net	(500)	631	1,008
Gain on foreign currency transactions	318	29	639

Loss before income tax expense (benefit)	(15,765)	(7,034)	(11,014)
Income tax expense (benefit)	22	(3,168)	205

Net loss	(15,787)	(3,866)	(11,219)
Amortization of preferred stock discount	(880)	—	—
Dividend on preferred stock	(953)	—	—

Net loss applicable to common shareholders	$(17,620)	$(3,866)	$(11,219)

Net loss per share:
Basic and diluted	$(0.51)	$(0.12)	$(0.34)

Weighted average shares used in per share computations:
Basic and diluted	34,746	33,482	32,852

See accompanying notes to consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FISCAL YEARS ENDED APRIL 2, 2005, APRIL 3, 2004 AND APRIL 5, 2003

						Accumulated	Total	Total
	Common Stock		Additional			Other	Stockholders’	Comprehensive
			Paid-In	Deferred	Accumulated	Comprehensive	Equity	Income
	Shares	Amount	Capital	Compensation	Deficit	Loss	(Deficit)	(Loss)

	(In thousands)
Balance at April 6, 2002	32,675	$33	$134,461	$—	$(110,702)	$(3,679)	$20,113
Net loss	—	—	—		(11,219)	—	(11,219)	$(11,219)
Foreign currency translation adjustments	—	—	—	—	—	(29)	(29)	(29)

Comprehensive loss for the year ended April 5, 2003								(11,248)

Shares issued under Employee Stock Purchase Plan	142	—	429	—	(361)	—	68
Shares issued for employee compensation	152	—	41	—	—	—	41

Balance at April 5, 2003	32,969	33	134,931	—	(122,282)	(3,708)	8,974
Net loss	—	—	—	—	(3,866)	—	(3,866)	(3,866)
Foreign currency translation adjustments	—	—	—	—	—	648	648	648

Comprehensive loss for the year ended April 3, 2004								(3,218)

Shares issued under Employee Stock Purchase Plan	133	—	76	—	—	—	76
Exercise of stock options	1,331	1	1,269		—	—	1,270
Issuance of restricted stock			271	(271)
Deferred compensation	—	—	—	40	—	—	40
Warrant conversion	40	—	—		—	—	—

Balance at April 3, 2004	34,473	34	136,547	(231)	(126,148)	(3,060)	7,142
Net loss	—	—	—		(15,787)	—	(15,787)	(15,787)
Foreign currency translation adjustments	—	—	—	—	—	(316)	(316)	(316)

Comprehensive loss for the year ended April 2, 2005								(16,103)

Shares issued under Employee Stock Purchase Plan	104	—	161	—	—	—	161
Exercise of stock options	582	1	698	—	—	—	699
Issuance of restricted stock			540	(540)
Deferred compensation	—	—	—	166	—	—	166
Discount related to preferred stock	—	—	8,835	—	—	—	8,835
Issuance fees related to preferred stock	—	—	(1,436)	—	—	—	(1,436)
Dividend on preferred stock	—	—	—		(953)	—	(953)
Amortization of preferred stock discount	—	—	—	—	(880)	—	(880)

	35,159	$35	$145,345	$(605)	$(143,768)	$(3,376)	$(2,369)

See accompanying notes to consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED APRIL 2, 2005, APRIL 3, 2004 AND APRIL 5, 2003

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net loss	$(15,787)	$(3,866)	$(11,219)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,282	1,419	3,460
Provision for (recovery of) losses on accounts receivable, net	14	25	(602)
Provision for inventory obsolescence	2,681	1,469	1,950
Loss on disposal of fixed assets	96	210	1,186
Restructuring charges	2,024	(211)	1,467
Non-cash compensation from issuance of restricted stock	166	40	41
Gain on sale of investment	—	—	(1,070)
Changes in assets and liabilities:
Accounts receivable	(11,323)	(8,540)	4,680
Inventories	(233)	625	4,799
Prepaid expenses, other receivables and other assets	1,213	(4,087)	2,678
Accounts payable	10,706	5,052	(940)
Deferred revenue	1,387	(887)	(1,315)
Accrued and other liabilities	3,422	(2,202)	(4,710)

Net cash provided by (used in) operating activities	(4,352)	(10,953)	405

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(661)	(157)	(378)
Proceeds from the sale of investment	—	—	1,070
Proceeds from the sale of property, plant and equipment	—	50	7

Net cash provided by (used in) investing activities	(661)	(107)	699

Cash flows from financing activities:
Net borrowings (payments) on line of credit	(266)	2,193	1,740
Proceeds from issuance of common stock and exercise of options and warrants	860	1,346	68
Proceeds from issuance of preferred stock, net	13,564	—	—
Payment of capital lease obligations	(193)	(176)	(149)
Repayment of notes payable	—	—	(1,900)

Net cash provided by (used in) financing activities	13,965	3,363	(241)

Effect of exchange rate changes on cash	222	881	550

Net increase (decrease) in cash and cash equivalents	9,174	(6,816)	1,413
Cash and cash equivalents at beginning of year	3,017	9,833	8,420

Cash and cash equivalents at end of year	$12,191	$3,017	$9,833

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$432	$241	$443
Income taxes	7	166	105
Non-cash investing and financing activities:
Accrued dividends on preferred stock	$953	—	—
See accompanying notes to consolidated financial statements.

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company
      MTI Technology Corporation (MTI or the “Company”) is a total information storage infrastructure solutions provider that offers a wide range of storage systems, software, services and solutions that help organizations get more value from their information and get the most out of their information technology (IT) assets.
      In March 2003, MTI became a reseller and service provider of EMC Automated Networked Storagetm systems and software, pursuant to a reseller agreement with EMC Corporation, a world leader in information storage systems, software, networks and services. Although it focuses primarily on EMC products, the Company also supports and services customers that continue to use MTI-branded RAID controller technology and partnered independent storage technology. The terms of the EMC reseller agreement do not allow the Company to sell data storage hardware that competes with EMC products. As an EMC reseller, MTI combines its core services capabilities, including storage networking assessment, installation, resource management and enhanced data protection, with the complete line of EMC Automated Networked Storage systems and software, focusing on the CLARiiON® family of systems. MTI designs and implements solutions that incorporate a broad array of third party products to meet customer requirements in the areas of storage area networks, network attached storage, high-availability systems for enhanced business continuance, data protection systems incorporating enhanced backup and recovery, ILM, archiving and tape automation. The Company also enhances the value of its storage solutions through its 24 hour, seven days per week support and service infrastructure, which includes an international network of on-site field engineers, a storage solution laboratory, and global technical support centers. The sale of EMC products accounted for 81% and 56% of product revenue in fiscal year 2005 and 2004, respectively.
      In connection with the Company’s June 2004 private placement, which is described in Note 7, the Company agreed to register for resale the shares underlying the securities issued in the private placement. The Company filed a Registration Statement on Form S-3 on August 30, 2004 to register the underlying shares and, on September 30, 2004, the Company received a comment letter from the SEC with respect to the Registration Statement on Form S-3 and certain other periodic filings incorporated by reference in the Form S-3. The SEC’s comments related both to the Form S-3 and certain of the Company’s disclosures in its prior periodic filings. As of the date of this filing, management believes the SEC has completed its review of the Form 10-K for the year ended April 3, 2004 and other periodic filings. However, the Form S-3 and Form 10-K for the year ended April 2, 2005 are subject to further SEC review.

Basis of Financial Statement Presentation
      The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As a result of the significant losses incurred in fiscal 2005, the Company has taken the following actions in order to improve profitability and liquidity: closed the Dublin, Ireland facility (Note 2), renewed the Comerica line of credit (Note 14), and began to moderate headcount additions and spending. The Company believes that its existing working capital, including available borrowings under the Comerica line of credit, will be sufficient to meet its needs for working capital expenditures through at least fiscal year 2006.

Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of MTI Technology Corporation and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
eliminated. Certain reclassifications have been made to the fiscal year 2004 and 2003 financial statements to conform with the fiscal year 2005 presentation.

Fiscal Year
      The Company’s year-end is the first Saturday following March 31. Fiscal years 2005, 2004 and 2003 ended on April 2, April 3 and April 5, respectively, and consisted of 52 weeks.

Use of Estimates
      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and as such, include amounts based upon informed estimates and judgments of management. Actual results could differ from these estimates. Significant estimates include valuation of goodwill, inventory reserves, allowance for doubtful accounts, warranty reserve and deferred tax assets.
     Revenue Recognition
      The Company derives revenue from sales of products and services. The following summarizes the major terms of the contractual relationships with customers and the manner in which the Company accounts for sales transactions.
     Hardware Revenue
      Hardware revenue consists of the sale of disk and tape based hardware. The Company recognizes revenue pursuant to Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) and Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104). In accordance with these revenue recognition guidelines, revenue is recognized for a unit of accounting when all of the following criteria are met:

•	persuasive evidence of an arrangement exists

•	delivery has occurred

•	fee is fixed or determinable

•	collectibility is reasonably assured
      Generally, product sales are not contingent upon customer testing, approval and/or acceptance. However, if sales require customer acceptance, revenue is recognized upon customer acceptance. Product sales with post-delivery obligations generally relate to professional services, including installation services or other projects. Professional services revenue is not recognized until the services have been completed, while product revenue is recognized at time of shipment as the services do not affect the functionality of the delivered items. In transactions where the Company sells directly to an end user, generally there are no acceptance clauses. However, the Company also sells to leasing companies who in turn lease the product to their lessee, the end user. For this type of sale, generally there are lessee acceptance criteria in the purchase order or contract. For these transactions, the Company defers the revenue until written acceptance is received from the lessee. Credit terms to customers typically range from net 30 to net 60 days after shipment.
      Product returns are estimated in accordance with Statement of Financial Accounting Standards No. (Statement) 48, “Revenue Recognition When Right of Return Exists.” Customers have a limited right of return which allows them to return non-conforming products. Accordingly, reserves for estimated future returns are provided in the period of sale based on contractual terms and historical data and are recorded as a reduction of revenue. The Company also ensures that the other criteria in Statement 48 have been met prior to

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognition of revenue: the price is fixed or determinable; the customer is obligated to pay and there are no contingencies surrounding the obligation or the payment; the customer’s obligation would not change in the event of theft or damage to the product; the customer has economic substance; the amount of returns can be reasonably estimated and the Company does not have significant obligations for future performance in order to bring about resale of the product by the customer.
     Software Revenue
      The Company sells various software products ranging from software that is embedded in the hardware to add-on software that is sold on a stand-alone basis. Software that is embedded in the hardware consists of tools that provide a user-interface and assist the customer in the configuration of storage disks as well as provide performance monitoring and troubleshooting features. This software can not be sold on a stand-alone basis and is not a significant part of sales or marketing efforts. This embedded software is considered incidental to the hardware and is not recognized as a separate unit of accounting apart from the hardware. If a maintenance contract is sold related to this software, it is accounted for in accordance with EITF 00-21, whereby the total arrangement revenue is first allocated to the maintenance contract based on fair value and the remaining arrangement revenue is allocated to the hardware elements in the transaction. Revenue from maintenance contracts is recognized ratably over the term of the contract.
      The Company also sells application software that is sold as add-on software to existing hardware configurations. This software is generally loaded onto a customers’ host CPU and provides additional functionality to the storage environment, such as assisting in data back-up, data migration and mirroring data to remote locations. Based on the factors described in footnote two of SOP 97-2, the Company considers this type of software to be more-than-incidental to hardware components in an arrangement. This assessment is based on the fact that the software can be sold on a stand-alone basis and that generally, maintenance contracts are sold with the software. Software products that are considered more-than-incidental are treated as a separate unit of accounting apart from the hardware. The Company accounts for software that is more-than-incidental in accordance with SOP 97-2, as amended by SOP 98-9, whereby the total arrangement revenue is first allocated to the software maintenance contract based on vendor specific objective evidence (VSOE) of fair value and is recognized ratably over the term of the contract. VSOE is established based on stand-alone renewal rates. The remaining revenue from the sale of software products is recognized at the time the software is delivered to the customer, provided all the revenue recognition criteria noted above have been met, except collectibility must be deemed probable under SOP 97-2 versus reasonably assured under SAB 104.
      In transactions where the software is considered more-than incidental to the hardware in the arrangement, the Company also considers EITF 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” (EITF 03-05). Per EITF 03-05, if the software is considered not essential to the functionality of the hardware, then the hardware is not considered “software related” and is excluded from the scope of SOP 97-2. All software sold by the Company is not essential to the functionality of the hardware. The software adds additional features and functionality to the hardware and allows the customer to perform additional tasks in their storage environment. The hardware is not dependent upon the software to function and the customer can fully utilize the hardware product without any of the software products. Therefore, in multiple-element arrangements containing hardware and software, the hardware elements are excluded from SOP 97-2 and are accounted for under the residual method of accounting per EITF 00-21 and SAB 104.

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Service revenue
      Service revenue is generated from the sale of professional services, maintenance contracts and time and materials arrangements. The following describes how the Company accounts for service transactions, provided all the other revenue recognition criteria noted above have been met.
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
     Multiple element arrangements
      The Company considers sales contracts that include a combination of systems, software or services to be multiple element arrangements. Revenue related to multiple element arrangements is separated in accordance with EITF 00-21 and SOP 97-2. If an arrangement includes undelivered elements the Company uses the residual method, whereby it defers the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Discounts are allocated only to the delivered elements. Fair value is determined by examining renewed service contracts and based upon the price charged when the element is sold separately or, for transactions accounted for under EITF 00-21, prices provided by vendors if sufficient standalone sales information is not available. Undelivered elements typically include installation, training, warranty, maintenance and professional services.
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

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Cash and Cash Equivalents
      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at April 2, 2005 and April 3, 2004.

Inventories
      Inventories are stated at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and future sales forecasts. The Company uses rolling forecasts based upon anticipated product orders to determine its component and product inventory requirements. As a reseller, the Company procures inventory primarily upon receipt of purchase orders from customers; as such, management believes the risk of EMC production inventory obsolescence is low. The Company’s logistics inventory reserve is determined based on the estimated useful life of the spare parts used in supporting products under maintenance contracts and warranty.

Property, Plant and Equipment
      Property, plant and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Plant equipment, office furniture and fixtures are amortized over a period of two to five years. Computer equipment is amortized over five years. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life of the improvement or the term of the related lease. Maintenance and repairs are expensed as incurred. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the fair value is less than the carrying value, a loss is recognized.

Allowance for Doubtful Accounts and Sales Returns
      The Company maintains an allowance for doubtful accounts for estimated sales returns and losses resulting from the inability of our customers to make payments for products sold or services rendered. The Company analyzes accounts receivable, including past due accounts, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. All new customers are reviewed for credit-worthiness upon initiation of the sales process. The Company determines the adequacy of the allowance for sales returns based on historical return rates in accordance with FASB Statement 48.

Accounting for Stock-Based Compensation
      The Company accounts for its stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, rather than the alternative fair value accounting allowed by Statement 123, “Accounting for Stock Based Compensation.” APB 25 provides that compensation expense relative to the Company’s

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employee stock options is measured based on the intrinsic value of stock options granted and the Company recognizes compensation expense in its statement of operations using the straight-line method over the vesting period for fixed awards. Under Statement 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company has adopted the disclosure-only provisions of Statement 148, and continues to follow APB 25 for stock-based employee compensation.
      The following table shows pro forma net loss as if the fair value method of Statement 123 had been used to account for stock-based compensation expense:

	2005	2004	2003

Net loss applicable to common shareholders, as reported	$(17,620)	$(3,866)	$(11,219)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	166	40	41
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,779)	(5,531)	(9,413)

Pro forma net loss	$(20,233)	$(9,357)	$(20,591)

Net loss per share:
Basic and diluted, as reported	$(0.51)	$(0.12)	$(0.34)

Basic and diluted, pro forma	$(0.58)	$(0.28)	$(0.63)

      The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The following represents the weighted-average fair value of options granted and the assumptions used for the calculations:

	2005	2004	2003

Weighted-average fair value of options granted	$1.54	$1.49	$0.49
Expected volatility	0.7	0.9	1.5
Risk-free interest rate	3.86%	3.15%	2.78%
Expected life (years)	5.0	5.0	5.0
Dividend yield	—	—	—
      The Black-Scholes option valuation model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.
      In December 2004, the FASB issued Statement 123R, “Share-Based Payment.” Statement 123R is a revision of Statement 123 and supersedes APB 25. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, generally the vesting period. The Company is required to adopt Statement 123R in the first quarter of fiscal year 2007. Management has not yet determined the impact of the adoption of Statement 123R on the consolidated financial statements. The future results will be impacted by the number and value of additional stock option grants as well as the value of existing unvested stock options.

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes
      Under the asset and liability method of Statement 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse, net of a valuation allowance for deferred tax assets which is provided when it is more likely than not that deferred tax assets will not be realizable. Under Statement 109, the effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date.

Intangible assets and goodwill
      The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. This impairment test is performed in the fourth quarter of the Company’s fiscal year in accordance with Statement 142, “Goodwill and Other Intangible Assets.” Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. The Company completed its annual assessment for goodwill impairment in the fourth quarter of fiscal year 2005. Based upon factors such as the market valuation approach, comparison between the reporting units’ estimated fair value using discounted cash flow projections over the next three years, and carrying value, the Company concluded that there was no impairment of goodwill as of April 2, 2005.

Foreign currency
      The Company follows the principles of Statement 52, “Foreign Currency Translation,” using the local currencies as the functional currencies of its foreign subsidiaries. Accordingly, all assets and liabilities outside the U.S. are translated into dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted-average exchange rates prevailing during the period. Net foreign-currency translation adjustments accumulate as other accumulated comprehensive loss in stockholders’ equity. A net foreign currency transaction exchange gain of $316, $29 and $639 was recognized in the statement of operations in fiscal years 2005, 2004 and 2003, respectively.

Concentration of credit risk and dependence upon suppliers
      Credit is extended to all customers based on financial condition and, generally, collateral is not required. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers comprising the Company’s customer base and dispersion across many different industries and geographies. As of April 2, 2005, no single customer represented 10% or more of accounts receivable.
      Effective March 31, 2003, the Company became a reseller of EMC disk-based storage products. Therefore, the Company depends on EMC to manufacture and supply the Company with their storage products. If the supply of EMC disk-based storage products becomes disrupted for any reason, the Company’s operations and financial condition could be adversely impacted.

Loss per share
      Basic loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period, increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
options and warrants is reflected in diluted loss per share by application of the treasury-stock method. Such dilutive shares are not included when there is a loss from continuing operations as the effect would be anti-dilutive.
      Loss available to common stockholders is computed by adding preferred stock dividends declared in the period and the amortization of the beneficial conversion discount for the period to net loss. The dilutive effect of convertible preferred stock is reflected in diluted loss per share by application of the “if-converted method.” In computing the dilutive effect of convertible preferred stock, the numerator is adjusted to add back any preferred dividends. The convertible preferred stock is assumed to have been converted at the beginning of the period and the resulting common shares are included in the denominator. Conversion is not assumed for purposes of computing diluted loss per share if the effect would be antidilutive.

Fair value of financial instruments
      Statement 107, “Disclosure about Fair Value of Financial Instruments,” requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Statement 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of April 2, 2005, the fair value of all financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, capital lease obligation and line of credit approximate carrying value due to their short-term nature and variable market interest rates.

Recently Issued Accounting Standards
      In November 2004, the FASB issued Statement 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by Statement 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Management does not believe that the adoption of Statement 151 will have a significant effect on the consolidated financial statements.
      In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities which will be phased in from 2005 though 2010. In return, the AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004.” FSP 109-1 treats the deduction as a “special deduction” as described in FAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the same period in which the deduction is claimed in our tax return. In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. It is unlikely that the Company will repatriate any foreign earnings. Management is currently evaluating the impact the AJCA will have on the consolidated financial statements.
      In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of Statement 143, “Accounting for Asset Retirement Obligations.” The interpretation requires a liability for the fair value of a conditional asset retirement obligation be

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective for the Company’s fiscal year 2006. Management does not expect the interpretation to have a material impact on the consolidated financial statements.

(2)	RESTRUCTURING
      The Company implemented restructuring programs to reduce its cost structure as a result of a shift in focus from developing technology to becoming a product integrator and reseller as well as to simplify the European operating structure. The Company recorded a net restructuring charge (benefit) of $2,024, $(211) and $1,467 in fiscal years 2005, 2004 and 2003, respectively. The activity for each restructuring plan is described below:

2005 Restructuring Plan
      In the fourth quarter of fiscal year 2005, the Company implemented plans to restructure its European operations. This plan was initiated primarily in order to reduce operating costs and reduce duplication of processes throughout the European operations. The 2005 restructuring plan primarily involved the closure of the Dublin, Ireland facility and the consolidation of European finance functions within the Weisbaden, Germany facility.
      The activity for the 2005 restructuring plan for the year ended April 2, 2005 is presented below:

Facilities Charges:
Balance as of April 3, 2004	$—
Add: fiscal year 2005 restructuring charges	1,011
Less: fiscal year 2005 utilization	(81)

Balance as of April 2, 2005	930

Workforce reduction:
Balance as of April 3, 2004	—
Add: fiscal year 2005 restructuring charges	1,161
Less: fiscal year 2005 utilization	(220)

Balance as of April 2, 2005	941

Total accrued 2005 restructuring plan, as of April 2, 2005	$1,871

      The 2005 facilities charge of $1,011 is due to the closure of the Dublin, Ireland facility. As of April 2, 2005, the Company had secured a sub-lease tenant and this charge is net of estimated sub-lease rental payments. The Company is liable on the lease of the Ireland facility through April 2008.
      The 2005 workforce reduction charge of $1,161 is related to the termination of 25 and 7 positions within the European and domestic operations, respectively. As noted in the table above, $220 in severance payments were paid during fiscal year 2005. The remaining payments are expected to be paid during the first two quarters of fiscal year 2006. The severance benefits were communicated to all employees by year end.
      Certain costs associated with the 2005 restructuring plan will be recorded in the first quarter of fiscal year 2006 as the costs had not been incurred as of April 2, 2005. These additional costs relate to the liquidation of the Irish subsidiaries as well as additional severance costs for employees not notified of termination as of April 2, 2005. Management estimates the additional restructuring costs to be between $0.3 and $0.6 million.

2002 Restructuring Plan
      Due to a reduction in volume as well as a shift in focus from developing technology to becoming a product integrator, the Company initiated an approved restructuring plan in the fourth quarter of fiscal year

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The activity for the 2002 restructuring plan for the years ended April 2, 2005, April 3, 2004 and April 5, 2003 is presented below:

Facilities Charges:
Balance as of April 6, 2002	$4,266
Add: fiscal year 2003 restructuring charges	421
Less: fiscal year 2003 utilization	(1,756)

Balance as of April 5, 2003	2,931
Add: fiscal year 2004 restructuring adjustment	(211)
Less: fiscal year 2004 utilization	(890)

Balance as of April 3, 2004	1,830
Add: fiscal year 2005 restructuring adjustment	(148)
Less: fiscal year 2005 utilization	(786)

Balance as of April 2, 2005	$896

Workforce reduction:
Balance as of April 6, 2002	$207
Add: fiscal year 2003 severance charges	545
Less: fiscal year 2003 severance payments	(752)

Balance as of April 5, 2003	—

      The $421 facilities charge in fiscal year 2003 was due to adjustments made to the restructuring reserve as a result of lower than anticipated lease payments from sub-lessees. The $(211) benefit related to abandoned facilities in fiscal year 2004 was due to adjustments made to the restructuring reserve as a result of higher than anticipated lease payments from sub-lessees in the Company’s Westmont, Illinois facility. The $(148) benefit related to abandoned facilities in fiscal year 2005 was due to the closure of the Ireland facility for which the Company had previously established a reserve for the un-occupied portion of the facility. The remaining accrual at April 2, 2005 is related to remaining lease payments at abandoned or under-utilized office facilities. The Company remains liable on the leases related to the 2002 restructuring plan through April 2006.
      The $545 workforce reduction charge in fiscal year 2003 related to a headcount reduction of 39 employees, primarily in the Sales and Manufacturing departments. All remaining severance payments were made during fiscal year 2003.

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	INVENTORIES
      Inventories consist of the following:

	April 2,	April 3,
	2005	2004

Service spares and components	$877	$3,147
Finished goods	2,846	3,039

	$3,723	$6,186

      The Company recorded an inventory provision of $2,681 during the fiscal year ended April 2, 2005, primarily related to logistics (spare parts) inventory. The logistics inventory was written down due to the continued decline in our legacy product installed base, and related maintenance renewals, which led to a revised estimate of the remaining useful life of certain spare parts. As maintenance contracts expire and are not renewed, the amount of logistics inventory needed to support the legacy installed base decreases.
      For the year ended April 3, 2004, the Company recorded an inventory provision of $1,469. This provision was comprised of $1,200 related to logistics inventory and $269 related to finished goods inventory. The logistics inventory was written down due to the reasons noted above. The write-down of production inventory was due to technological obsolescence of certain legacy products.
      For the year ended April 5, 2003, the Company recorded an inventory provision of $1,950. This write-down was comprised of $900 related to logistics inventory and $1,050 related to finished goods inventory. The logistics inventory write-down was due to the declining installed base as noted above. The production inventory write-down was related to technological obsolescence of legacy products, specifically for the Vivant, Vcache and S-200 product lines.
      The majority of the inventory that was written-down was either scrapped or sold to scrap dealers.

(4)	COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
      Prepaid expenses and other receivables are summarized as follows:

	April 2,	April 3,
	2005	2004

Prepaid maintenance contracts	$5,252	$4,455
Other	1,607	1,337

	$6,859	$5,792

      Property, plant and equipment, at cost, are summarized as follows:

	April 2,	April 3,
	2005	2004

Office furniture and fixtures	$9,820	$9,178
Machinery and equipment	9,836	12,307
Leasehold improvements	2,161	2,452

	21,817	23,937
Less accumulated depreciation and amortization	(21,109)	(22,536)

	$708	$1,401

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Property under capitalized leases in the amount of $846 at April 2, 2005 and April 3, 2004, is included in office furniture and fixtures. Accumulated amortization amounted to $768 and $575 at April 2, 2005 and April 3, 2004, respectively.
      Accrued liabilities are summarized as follows:

	April 2,	April 3,
	2005	2004

Salaries and benefits	$3,273	$2,546
Sales tax	2,602	2,038
Customer deposits	990	382
Preferred stock dividends	953	—
Commissions	694	478
Warranty costs	598	603
Other	379	432

	$9,489	$6,479

Product warranties
      Generally, the Company sells EMC hardware products with a two or three year warranty and EMC software products with a 90-day warranty. For proprietary hardware products, the Company provided its customers with a warranty against defects for one year domestically and for two years internationally. The Company maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. Upon expiration of the warranty, the Company may sell extended maintenance contracts to its customers. The Company records revenue from equipment maintenance contracts as deferred revenue when billed and it recognizes this revenue as earned over the period in which the services are provided, primarily straight-line over the term of the contract.
      The changes in the Company’s warranty obligation for fiscal 2005 and 2004 are as follows:

	April 2,	April 3,
	2005	2004

Balance at the beginning of the period	$603	$876
Current year warranty charges	650	513
Utilization	(655)	(786)

Balance at the end of the period	$598	$603

      In the third quarter of fiscal year 2004, management reviewed the historical costs of warranty for EMC products sold since the inception of the reseller agreement with EMC on March 31, 2003. Management has updated this review on a quarterly basis through the fourth quarter of fiscal year 2005. Based on these reviews, and given the favorable warranty rate experience on EMC products, management determined that it was not necessary to record any additional provision for warranty related to EMC products for the third and fourth quarters of fiscal year 2004 and the first quarter of fiscal year 2005. In the second quarter of fiscal year 2005, management began recording additional warranty provision based on expected future warranty claims. Management will continue to assess the adequacy of the warranty accrual each quarter.

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	DEBT

Credit Agreement and Lines of Credit
      In November 2002, the Company entered into an agreement with Comerica Bank for a line of credit of $7,000 at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by Canopy. The line of credit with Comerica was set to expire on May 31, 2005 and the letter of credit from Canopy was to expire on June 30, 2005. See Note 14 for renewal status. Until December 30, 2004, as discussed below, the Canopy letter of credit was secured by substantially all the assets of the Company. As of April 2, 2005, there was $3,667 outstanding under the Comerica Loan Agreement.
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
      On December 30, 2004, the Company entered into a security agreement with EMC whereby the Company granted EMC a security interest in certain of its assets to secure the Company’s obligations to EMC under its existing supply agreements. The assets pledged as collateral consist primarily of the Company’s accounts receivable generated from the sale of EMC products and services, related inventory and the proceeds of such accounts receivable and inventory. In exchange for this security interest, EMC increased the Company’s purchasing credit limit to $20,000 and terminated the $6,000 letter of credit noted above. The Company’s payment terms to EMC remained at 45 days from shipment.
      The Company had previously granted a security interest in all of its personal property assets to Canopy as security for the Company’s obligations to Canopy in connection with Canopy’s guaranty of the Company’s indebtedness to Comerica Bank. To enable the Company to pledge the collateral described above to EMC, Canopy delivered to the Company a waiver and consent releasing Canopy’s security interest in the collateral to be pledged to EMC and consenting to the transaction. As part of the waiver and consent, the Company agreed not to increase its indebtedness to Comerica Bank above its then-current outstanding balance of $5,500, and to make a principal repayment to Comerica equal to $1,833 on each of February 15, 2005, May 15, 2005 and August 15, 2005 in order to eliminate the Company’s outstanding indebtedness to Comerica. The Company is currently negotiating with Canopy the terms of an amendment to their waiver and consent which would terminate our requirement to pay down the outstanding indebtedness to Comerica.
      The Comerica loan agreement contains negative covenants placing restrictions on our ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. We are currently in compliance with all of the terms of the Comerica loan agreement and believe that we will remain in compliance. Upon an event of default, Comerica may terminate the Comerica loan agreement and declare all amounts outstanding immediately due and payable.

(6)	INCOME TAXES
      The components of loss before income taxes are as follows:

	Fiscal Year Ended

	April 2,	April 3,	April 5,
	2005	2004	2003

U.S.	$(8,948)	$(5,554)	$(11,062)
Foreign	(6,817)	(1,480)	48

	$(15,765)	$(7,034)	$(11,014)

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax expense (benefit) consists of the following:

	Current	Deferred	Total

2005:
Federal	$—	$—	$—
State	3	—	3
Foreign	19	—	19

	$22	$—	$22

2004:
Federal	$(3,127)	$—	$(3,127)
State	6	—	6
Foreign	(47)	—	(47)

	$(3,168)	$—	$(3,168)

2003:
Federal	$—	$—	$—
State	68	—	68
Foreign	137	—	137

	$205	$—	$205

      Reconciliations of the federal statutory tax rate to the effective tax rate are as follows:

	Fiscal Year Ended

	April 2,	April 3,	April 5,
	2005	2004	2003

Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Effect of foreign operations	3.2	4.8	1.2
State taxes, net of federal benefit	(3.3)	(4.7)	(5.8)
Change in valuation allowance	13.6	(47.0)	37.0
Elimination of reserve for tax audit	—	(20.8)	—
Tax benefit from NOL carry-back	—	(23.7)	—
Non-deductible expenses	0.7	2.9	0.1
Expiration of NOL carryforwards	23.4	76.2	—
Other	(2.5)	2.3	4.3

	0.1%	(45.0)%	1.8%

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred-tax assets and liabilities result from differences between the financial-statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of the deferred income tax assets and liabilities are as follows:

	2005	2004	2003

Tax operating loss carryforwards	$49,665	$46,691	$48,348
Intangible assets	2,304	2,707	3,109
Accrued expenses	2,389	2,174	3,674
Inventory reserves	378	130	2,185
Depreciation	643	1,306	2,791
Deferred income	559	403	361
Other	3,617	4,007	253

	59,555	57,418	60,721
Less valuation allowance	59,555	57,418	60,721

	$—	$—	$—

      At April 2, 2005, the Company had federal, state and foreign net operating loss (“NOL”) carryforwards, available to offset future taxable income of $118,424, $4,352 and $24,641, respectively. The federal and state carryforwards begin to expire in fiscal year 2006. The utilization of these carryforwards may be limited based upon changes in the Company’s ownership or changes in the Company’s trade or business. Approximately $6,100 of federal carryforwards expired unused in 2005.
      Except where required by U.S. tax law, no provision was made for U.S. income taxes on undistributed earnings of the foreign subsidiaries, as we intend to utilize any earnings in the foreign operations for an indefinite period of time.
      At April 2, 2005, the Company had federal and state general business credits and alternative minimum tax credit carryforwards of $1,204 and $119, respectively. The federal and state general business credits begin to expire in 2020 and 2006, respectively, and the alternative minimum tax credits have an indefinite life.
      The change in the valuation allowance from fiscal year 2004 to fiscal year 2005 was $2,137 and the change in the valuation allowance from fiscal year 2003 to fiscal year 2004 was $(3,303). Because of the continued softness in the American and European markets for the Company’s products, management believes that it is more likely than not that the Company will not realize the benefits of the net deferred tax asset existing on April 2, 2005.
      On August 13, 2002, the Company received a notice of deficiency in its federal income tax due for fiscal year 1992 in the amount of $1,119. The notice of deficiency also advised the Company of related examination changes to its taxable income as reported for fiscal years 1993 through fiscal year 1995. The Company filed a timely petition in the United States Tax Court asking for a review of the IRS determinations. During the third quarter of fiscal year 2004, the Company received a decision from the United States Tax Court which obligated the Company to pay an additional $193 in income tax due for fiscal year 1992. The Company had accrued income taxes of $1,655 related to the IRS audits for fiscal years 1992 through fiscal year 1996. During the third quarter of fiscal year 2004, the Company reduced this accrual to $193 and recognized an income tax benefit of $1,462. Additionally, the Company received income tax refunds for fiscal years 1982 through 1990 totaling $1,665. The income tax refunds allowed by the IRS are based upon the carryback of the net operating losses which were confirmed by the IRS for fiscal years 1993, 1994 and 1995. During the third quarter of fiscal year 2004, the Company accrued the income tax refunds of $1,668 and recorded an income tax benefit in the same amount. In the fourth quarter of fiscal year 2004, the Company received the interest calculation from the IRS and accrued the interest receivable of $741 related to the income tax refunds and recognized interest

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income in the same amount. During the first quarter of fiscal year 2005, the Company received all outstanding refunds from the IRS related to these matters.
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
      In the third quarter of fiscal year 2004, the Company received notice of re-assessment from the French Treasury. The French tax authorities have argued that the Company’s French subsidiary should have paid VAT on the waiver of intercompany debts granted by its U.S. parent company and by its Irish subsidiary. As of April 2, 2005, the amount of re-assessment is estimated to be $353 related to fiscal years 2002 and 2001. Through discussions with its tax advisors, management believes that intercompany debt waivers are not subject to VAT and therefore believes that it is not probable that the Company will be required to pay the re-assessed amounts. The Company has appealed this re-assessment and is awaiting response from the French Tax Authorities.

(7)	STOCKHOLDERS’ EQUITY

Net Loss Per Share
      The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	2005	2004	2003

Numerator:
Net loss	$(15,787)	$(3,866)	$(11,219)
Accretion of preferred stock discount	(880)	—	—
Dividend on preferred stock	(953)	—	—

Net loss applicable to common shareholders	$(17,620)	$(3,866)	$(11,219)

Denominator:
Denominator for net loss per share, basic and diluted weighted-average shares outstanding	34,476	33,482	32,852

Net loss per share, basic and diluted	$(0.51)	$(0.12)	$(0.34)

      Options and warrants to purchase 13,229,400, 11,068,024 and 10,233,404 shares of common stock were outstanding at April 2, 2005, April 3, 2004 and April 5, 2003, respectively, but were not included in the computation of diluted earnings per share for the year then ended because the effect would be antidilutive. The common share equivalents related to the convertible preferred stock were not included in the computation of diluted earnings per share as the effect would be antidilutive for all periods presented.

Series A Convertible Preferred Stock
      On June 17, 2004, the Company sold 566,797 shares of Series A Convertible Preferred Stock (the “Series A”) in a private placement financing at $26.46 per share, which raised $13,564 in net proceeds. The sale included issuance of warrants to purchase 1,624,308 shares of the Company’s common stock at an

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exercise price of $3.10 per share. The warrants are exercisable on or after December 20, 2004, and expire on June 17, 2015. The shares of common stock into which the warrants are exercisable represent twenty-five percent (25%) of the aggregate number of shares of common stock into which the Series A are convertible plus an additional 207,315 shares of common stock. Each share of the Series A is convertible into common stock any time at the direction of the holders, at an initial conversion rate of ten shares of common stock for each share of Series A, subject to adjustments upon certain dilutive issuances of securities by the Company. The Series A is convertible into common stock at the initial stated Series A price per share. As part of the private placement, a representative of the investors has joined the Company’s Board of Directors. EMC was a participating investor in the private placement, contributing $4,000 of the $15,000 gross proceeds raised.
      The Series A contains a beneficial conversion discount as the Series A was priced based on 90% of the average closing price of the Company’s common stock during the 20 trading days prior to the Series A issuance. The beneficial conversion discount is computed at $8,835 including $3,000 attributable to the warrants. The estimated fair value of the warrants was computed using the Black-Scholes model and the following assumptions: Risk free rate — 4.71%; Volatility — 87%; Expected life — 10 years. The beneficial conversion discount is amortized as a non-cash charge to retained earnings, and included in the computation of earnings per share, over the five year period using the effective interest method from the Series A issuance date until the first available redemption date. Amortization of the beneficial conversion discount for the year ended April 2, 2005 was $880. At April 2, 2005, the Series A is recorded net of the unamortized portion of the $7,955 beneficial conversion discount.
      The Series A carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. The Company recorded an accrued dividend payable of $953 during the year ended April 2, 2005. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series A shall be senior in all respects to all other equity holders of the Company. The Company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.
      After five years from the Series A issuance date, the holders of the Series A shall have the right to require the Company to redeem all or any portion of the Series A for an amount equal to 100% of the Series A at its stated value plus accrued but unpaid dividends. After five years from the Series A issuance date, the Company may redeem all or any portion of the Series A at the greater of (i) the fair market value of the Series A redeemed based upon the underlying fair valure of the common stock into which the preferred stock is convertible, or (ii) the stated value of the Series A redeemed, plus accrued and unpaid dividends. Given that the investor redemption right is outside the control of the Company, the Series A was recorded outside of permanent equity.
      The Series A is entitled to 8.5369 votes per share on all matters, except the election of directors, where the Series A has the right to elect one director to the Board. The Series A has certain approval rights as well. Pursuant to the terms of a related investors’ rights agreement, the Company has agreed to register the sale of shares of common stock issuable upon conversion of the Series A. The Company is in the process of registering these shares, however, the related registration statement is not yet effective. As part of the private placement financing, the Series A investors and Canopy entered into a proxy agreement whereby the Series A investors are able to vote Canopy’s shares as it relates to certain significant corporate transactions (see further discussion in “Factors That May Affect Future Results” in Part 7 of Form 10-K. Subsequent to the private placement, the Series A investors beneficially owned 14% of the Company’s outstanding common stock. Together, assuming conversion of the Series A into common stock, Canopy and the Series A investors beneficially own 49% of the Company’s outstanding common stock, excluding options and warrants.

Stock Purchase Warrants
      In addition to the warrants granted to the holders of the Series A noted above, at April 2, 2005, a warrant to purchase 150,000 shares of the Company’s common stock at a price of $18.75 per share was outstanding.

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The warrant was issued in August 1999 to an individual affiliated with Canopy in connection with services provided to the Company and expires in August 2009. Also at April 2, 2005, warrants to purchase 57,240 shares of the Company’s common stock at a price of $12.00 per share were outstanding. The warrants were issued in February 1998 to GB Storage in connection with a French distribution agreement and expire in February 2008. All of the above warrants were fully exercisable at April 2, 2005.
      On January 16, 2004, Silicon Valley bank converted all its outstanding warrants to purchase 190,678 shares of the Company’s common stock into 40,176 shares of common stock through a cashless warrant exercise.

Stock Options
      The Company granted stock options under its 1987 Incentive Stock Option Plan and Non-Qualified Stock Option Plan, its 1992 Stock Incentive Plan, its 1996 Stock Incentive Plan, and its 2001 Stock Inventive Plan, at prices equal to the fair market value of the Company’s common stock at date of grant.
      The Company’s stockholders approved the 2001 Stock Incentive Plan (SIP), the 2001 Non-Employee Director Option Program (Program) and the 2001 Employee Stock Purchase Plan (Stock Purchase Plan) on July 11, 2001. Upon approval of these plans, all prior plans were terminated. Therefore, the Company will no longer issue options under its prior plans and has granted stock options under its SIP. Options currently outstanding under prior plans as of April 2, 2005, shall remain in effect in accordance with the respective terms of such plans. In the first quarter of fiscal year 2004, the Board approved the amended Stock Incentive Plan (the Amended SIP) to increase the number of shares issuable by 2,500,000 shares. Under the Amended SIP, the maximum aggregate number of shares of Common Stock available for grant shall be 6,500,000 shares. A maximum of 1,200,000, 450,000 and 9,477,000 shares are authorized for issuance under the Stock Purchase Plan, the Program and the SIP, respectively. The Program functions as part of the SIP.

Non-Employee Directors Option Program
      On July 11, 2001, the Company’s shareholders approved the 2001 Non-Employee Directors Option Program (the “Program”) which functions as part of the SIP described above. Upon approval of the Program, the 1994 Director’s Non-Qualified Stock Option Plan was terminated, although options currently outstanding under the prior plan shall remain in effect in accordance with the respective terms of such plan. Under the Program, each non-employee director first elected to the Board of Directors following the effective date of the SIP will automatically be granted an option to acquire 50,000 shares of Common Stock at an exercise price per share equal to the fair market value of Common Stock on the date of grant. These options will vest and become exercisable in three equal installments on each anniversary of the grant date. Upon the date of each annual stockholders’ meeting, each non-employee director who has been a member of the Board of Directors for at least 11 months prior to the date of the stockholders’ meeting will receive an automatic grant of options to acquire 25,000 shares of the Company’s Common Stock at an exercise price equal to the fair market value of the Company’s Common Stock at the date of grant. These options will vest and become exercisable in three equal installments on each anniversary of the grant date. As of April 2, 2005, there were options to purchase 175,000 shares outstanding under this program.
      Options granted typically vest over a period of three years from the date of grant. At April 2, 2005 and April 3, 2004, the number of options exercisable was 7,904,875 and 6,902,848 respectively, and the weighted-average exercise price of those options was $4.96 and $6.05. As of April 2, 2005 there were 1,067,539 shares available for grant.

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of all stock option transactions follows (in thousands, except per share data):

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at April 6, 2002	10,558	$6.62
Granted	3,556	0.53
Exercised	—	—
Forfeited	(3,881)	5.42

Options outstanding at April 5, 2003	10,233	4.97
Granted	3,385	2.11
Exercised	(1,331)	0.96
Forfeited	(1,373)	4.97

Options outstanding at April 3, 2004	10,914	4.97
Granted	2,331	2.46
Exercised	(582)	1.33
Forfeited	(1,132)	6.34

Options outstanding at April 2, 2005	11,531	$4.12

      The per share weighted average fair value of stock options granted during fiscal years 2005, 2004 and 2003 was $1.54, $1.49 and $0.49, respectively, on the date of grant.
      A summary of stock options outstanding at April 2, 2005 follows (in thousands, except per share data):

				Exercisable(1)
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
	Options	Contractual	Exercise	Number of	Exercise
Range of Exercise Price	Outstanding	Life	Price	Options	Price

$ 0.27 - $ 0.38	222	7.57	$0.32	188	$0.33
0.55 - 0.55	1,496	7.25	0.55	1,496	0.55
0.57 - 1.70	1,167	7.05	1.26	992	1.23
1.74 - 2.08	1,213	8.57	1.79	507	1.79
2.09 - 2.12	748	6.59	2.12	616	2.12
2.20 - 2.20	2,156	8.63	2.20	966	2.20
2.25 - 2.72	1,189	9.27	2.66	93	2.28
2.80 - 4.12	1,451	6.50	3.67	1,158	3.82
4.31 - 9.37	1,182	4.08	6.81	1,182	6.81
12.87 - 45.87	707	4.41	28.42	707	28.42

	11,531	7.20	$4.12	7,905	$4.96

Note:

(1)	Options exercisable at April 2, 2005, April 3, 2004 and April 5, 2003, were 7,905, 6,903 and 5,834, respectively.

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
      On July 11, 2001, the Company’s shareholders approved the Stock Purchase Plan. A maximum of 1,200,000 shares of common stock is authorized for issuance under the Stock Purchase Plan. Under the Stock Purchase Plan, all employees of the Company, and its designated parents or subsidiaries, whose customary employment is more than five months in any calendar year and more than 20 hours per week are eligible to participate. The Stock Purchase Plan was implemented through overlapping offer periods of 24 months duration commencing each January 1 and July 1, except that the initial offer period commenced on July 11, 2001 and ended on June 30, 2003. Purchase periods generally commence on the first day of each offer period and terminate on the next following June 30 or December 31 respectively; provided, however, that the first purchase period commenced on July 11, 2001 and ended on December 31, 2001. The price per share at which shares of common stock are to be purchased under the Stock Purchase Plan during any purchase period is eighty-five percent (85%) of the fair market value of the common stock on the first day of the offer period or eighty-five percent (85%) of the fair market value of the common stock on the last day of the purchase period, whichever is lower. During fiscal year 2005, 2004 and 2003, 104, 133 and 142 shares of common stock, respectively, were issued pursuant to the Stock Purchase Plan.

Issuance of Restricted Stock
      During the fourth quarter of fiscal year 2005, the Company granted 200,000 shares of restricted stock to the Company’s CEO. Based on the fair market value at the date of grant, the Company will record $540 in compensation expense ratably over the vesting period of the restricted stock. The restricted stock vests one-third on the first anniversary date of the grant and the remaining two-thirds vests monthly thereafter over the following two years. The shares will be fully vested on the third anniversary date of the grant. The Company recorded $30 in compensation expense in fiscal year 2005.
      During the third quarter of fiscal year 2004, the Company granted 85,000 shares of restricted stock to employees. Based on the fair market value at the date of grant, the Company will record $271 in compensation expense ratably over the vesting period of the restricted stock. The restricted stock vests 50% at the end of the first year and the remaining 50% at the end of the second year. The Company recorded $136 and $40 in compensation expense in fiscal year 2005 and 2004, respectively.

(8)	COMMITMENTS AND CONTINGENCIES

Leases
      The Company leases facilities and certain equipment under non-cancelable operating leases. Under the lease agreements for facilities, the Company is required to pay insurance, taxes, utilities and building maintenance and is subject to certain consumer-price-index adjustments.
      Future minimum lease payments at April 2, 2005 under all non-cancelable operating leases for subsequent fiscal years are as follows:

2006	$3,051
2007	1,967
2008	1,158
2009	382
2010	380
Thereafter	721

$7,659

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Rent expense totaled $2,491, $2,372 and $3,624, for fiscal years 2005, 2004 and 2003, respectively.

Litigation
      The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In its opinion, the ultimate resolution of these matters is not expected to have a materially-adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Employment Agreements
      The Company has entered into agreements with certain executive officers of the Company that call for payment of compensation totaling 12 month’s base salary and the acceleration of vesting of stock options under certain circumstances related to a change in control of the Company. As of April 2, 2005, the total estimated payout related to these agreements would be $1,800.
      The Company has agreed to indemnify its directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer of the Company.

(9)	BUSINESS SEGMENT AND INTERNATIONAL INFORMATION
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
      A summary of the Company’s operations by geographic area is presented below:

	2005	2004	2003

Revenue:
United States	$76,646	$41,408	$43,525
Germany	23,383	15,430	16,596
France	21,803	13,248	9,363
United Kingdom	9,706	12,625	12,100
Ireland	1,075	454	802

Total revenue	$132,613	$83,165	$82,386

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 2,	April 3,
	2005	2004

Identifiable assets:
United States	$29,431	$22,184
Germany	11,133	6,139
France	12,985	8,562
United Kingdom	3,587	4,048
Ireland	546	877

Tangible assets	57,682	41,810
Goodwill — United States	3,059	3,059
Goodwill — Europe	2,125	2,125

Total assets	$62,866	$46,994

      The Company’s revenues by product type are summarized below:

	2005	2004	2003

Server	$68,847	$28,716	$22,535
Tape libraries	9,446	12,024	14,251
Software	15,410	5,702	3,315
Service	38,910	36,723	42,285

	$132,613	$83,165	$82,386

      No single customer accounted for more than 10% of revenue in fiscal year 2005, 2004 and 2003.

(10)	SALE OF PATENTS
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

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In fiscal year 2004, the Company assigned to EMC all of its rights, title and interest in and to all of its remaining patents and patent applications.

(11)	RELATED-PARTY TRANSACTIONS
      In the normal course of business, the Company sells and purchases goods and services to and from subsidiaries of Canopy. Goods and services purchased from the subsidiaries of Canopy in fiscal year 2005 and 2004 were $120 and $140, respectively. There were no purchases of goods and services from the subsidiaries of Canopy in fiscal 2003. Goods and services sold to the subsidiaries of Canopy in fiscal year 2005, 2004 and 2003 were $0, $85 and $104, respectively. At April 2, 2005 and April 3, 2004, there were no outstanding amounts due to/from the subsidiaries of Canopy. Through December 17, 2004, Ralph J. Yarro III, one of the Company’s Directors, was a Director, President and Chief Executive Officer of Canopy. Also through December 17, 2004, Darcy G. Mott, one of the Company’s Directors, was Vice President, Treasurer and Chief Financial Officer of Canopy. Effective March 10, 2005, Mr. Yarro and Mr. Mott resigned from their positions as Directors of the Company. Subsequent to fiscal year 2005, the Company appointed Mr. William Mustard to the Board of Directors of the Company. Mr. Mustard replaced Mr. Yarro as President and CEO of Canopy. As of April 2, 2005, Canopy beneficially owned 35% of the Company’s common stock.
      As discussed in Note 7, EMC was a participating investor in the Series A Convertible Preferred stock offering. EMC contributed $4,000 of the $15,000 in gross proceeds and as of April 2, 2005, beneficially owned 1,945 shares of the Company’s common stock. As of April 2, 2005, there was $13,300 payable to EMC and $920 receivable from EMC. The sale of EMC products represented 81% of product revenue for fiscal year 2005.

(12)	EMPLOYEE BENEFITS
      The Company maintains an employee savings plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Company’s contributions to the plan are determined at the discretion of the Board of Directors. During fiscal years 2005, 2004 and 2003, the Company did not contribute to the plan.

(13)	QUARTERLY FINANCIAL DATA (UNAUDITED)
      Selected quarterly financial data for continuing operations for fiscal years 2005 and 2004 are as follows:

					Income (Loss)
				Income (Loss)	per Share
				Attributable to	Attributable to
	Total	Gross	Net	Common	Common
	Revenue	Profit	Income (Loss)	Shareholders	Shareholders

2005:
Fourth quarter	$35,561	$4,487	$(8,908)	$(9,516)	$(0.27)
Third quarter	39,516	7,772	(2,612)	(3,205)	(0.09)
Second quarter	31,500	7,213	(2,478)	(2,981)	(0.09)
First quarter	26,036	6,047	(1,789)	(1,918)	(0.06)

Total	$132,613	$25,519	$(15,787)	$(17,620)

2004:
Fourth quarter	$23,651	$5,977	$(742)	$(742)	$(0.02)
Third quarter	21,210	5,283	1,458	1,458	0.04
Second quarter	20,526	5,135	(1,725)	(1,725)	(0.05)
First quarter	17,778	5,411	(2,857)	(2,857)	(0.09)

Total	$83,165	$21,806	$(3,866)	$(3,866)

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During the fourth quarter of fiscal year 2005, the Company recorded an inventory provision of $1,567 related to excess spare parts inventory (See Note 3).
      The Company also recorded a restructuring charge of $2,024 primarily related to the restructuring of the European operations (See Note 2).
      During the third quarter of fiscal year 2004, the Company accrued income tax refunds of $1,668 and recorded an income tax benefit in the same amount. In the fourth quarter of fiscal year 2004, the Company received the interest calculation from the IRS and accrued the interest receivable of $741 related to the income tax refunds and recognized interest income in the same amount (see Note 6).
      The Company had historically operated without a significant backlog of orders and, as a result, net product revenue in any quarter was dependent upon orders booked and products shipped during that quarter. However, as a result of the new EMC relationship, the Company operates with a more significant backlog since its order shipments depends on the availability of EMC products and both the Company and EMC have concurrent quarter ends. Even though the orders shipped determines the Company’s revenue for any given quarter, its order backlog may not be a reliable indicator of its future revenue since its customers have the rights to cancel or delay shipment of their orders. A significant portion of the Company’s operating expenses are relatively fixed in nature and planned expenditures are based primarily upon sales forecasts. If revenue does not meet the Company’s expectations in any given quarter, the adverse effect on the Company’s liquidity and operating results may be magnified by the Company’s inability to reduce expenditures quickly enough to compensate for the revenue shortfall. Further, as is common in the computer industry, the Company historically has experienced an increase in the number of orders and shipments in the latter part of each quarter and it expects this pattern to continue into the future. The Company’s failure to receive anticipated orders or to complete shipments in the latter part of a quarter could have a materially adverse effect on the Company’s results of operations for that quarter.

(14)	SUBSEQUENT EVENT
      On June 15, 2005, the Company entered into the Third Amendment to the Comerica loan agreement extending the maturity date to May 31, 2006. Also on June 15, 2005, Canopy renewed its letter of credit guarantee securing the Comerica line of credit. The Canopy guarantee was extended through June 30, 2006. All other terms of the Comerica loan agreement remained in place. (See Note 5).

SCHEDULE II
MTI TECHNOLOGY CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED APRIL 2, 2005, APRIL 3, 2004 AND APRIL 5, 2003

	Balance at	Allowance for Bad	Write-Offs	Balance at
	Beginning of	Debts and Sales	and	End of
	Period	Returns	Adjustments	Period

	(In thousands)
Year ended April 2, 2005
Allowance for doubtful accounts	$237	$14	$—	$251
Allowance for sales returns	200	170	(170)	200

	$437	$184	$(170)	$451

Year ended April 3, 2004
Allowance for doubtful accounts	$276	$25	$(64)	$237
Allowance for sales returns	200	—	—	200

	$476	$25	$(64)	$437

Year ended April 5, 2003
Allowance for doubtful accounts	$960	$(602)	$(82)	$276
Allowance for sales returns	489	—	(289)	200

	$1,449	$(602)	$(371)	$476

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (No. 33-75180).

3.2		Certificate of Amendment of Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit A of the Company’s Information Statement on Schedule 14C filed on April 3, 2000.

3.3		Amended and Restated Bylaws of the Company, dated January 18, 2002, incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.

4.1		Amended and Restated Registration Rights Agreement between the Company and Silicon Valley Bank, dated January 11, 2002, incorporated by reference to Exhibit 4.8 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002.

4.2		Specimen of Amended Stock Certificate, incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.

*10	.1	Form of Nonqualified Stock Option Agreement under the Stock Incentive Plan, incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (No. 33-75180).

*10	.2	Form of Indemnification Agreement for Executive Officers of the Company, incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.

*10	.3	Form of Indemnification Agreement for Directors of the Company, incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.

*10	.4	Form of Change of Control Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.

*10	.5	1987 Incentive Stock Option and Nonqualified Stock Option Plan of the Company, incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (No. 33-75180).

*10	.6	Form of Incentive Common Stock Option Agreement under the 1987 Stock Option Plan, incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (No. 33-75180).

*10	.7	Form of Nonqualified Common Stock Option Agreement under the 1987 Stock Option Plan, incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (No. 33-75180).

*10	.8	Stock Incentive Plan of the Company, incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (No. 33-75180).

*10	.9	Form of Independent Contractor Agreement, incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.

*10	.10	Form of Confidentiality and Nondisclosure Agreement, incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.

*10	.11	Form of Incentive Stock Option Agreement under the Stock Incentive Plan, incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (No. 33-75180).

10.12		MTI Technology Corporation Directors’ Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-1 (No. 33-75180).

10.13		Asset Purchase Agreement, dated February 9, 1995, between EMC Corporation and the Company, incorporated by reference to Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 30, 1995. (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Company’s application requesting confidential treatment under Rule 406 of the Securities Act.)

10.14		Loan and Security Agreement dated November 13, 2002, between Comerica Bank — California and the Company, incorporated by reference to Exhibit 10.70 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 5, 2002.

Exhibit
Number		Description

10.15		Amendment to the 1996 Stock Incentive Plan, incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 1999.

*10	.16	Severance Agreement dated as of July 15, 1998, between Thomas P. Raimondi, Jr. and the Company, incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K, as amended on August 2, 1999, for the fiscal year ended April 3, 1999.

*10	.20	Severance Agreement dated as of February 7, 2001, between Keith Clark and the Company, incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

*10	.23	MTI Technology Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

*10	.24	MTI Technology Corporation 2001 Non-Employee Director Option Program, incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

*10	.25	MTI Technology Corporation 2001 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2001.

10.54		Standard Sublease dated November 21, 2002, between Safeguard Business Systems and the Company, incorporated by reference to Exhibit 10.71 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 4, 2003.

10.61		Reseller Agreement effective as of March 31, 2003, between EMC Corporation and the Company, incorporated by reference to Exhibit 10.61 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003. (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Company’s application requesting confidential treatment under Rule 406 of the Securities Act.)

10.62		Professional Services Provider Agreement dated October 22, 2002, between Brocade communications Systems, Inc. and the Company, incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.

10.63		Qualified Support Partner Program Agreement dated October 22, 2002, between Brocade communications Systems, Inc. and the Company, incorporated by reference to Exhibit 10.63 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.

10.65		Reseller Agreement dated December 23, 2002, between Legato System, Inc. and the Company, incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.

10.66		Technical Support Provider Agreement dated September 1, 2002, between Legato System, Inc. and the Company, incorporated by reference to Exhibit 10.66 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.

10.67		Consulting Services Agreement dated March 31, 2003, between Legato System, Inc. and the Company, incorporated by reference to Exhibit 10.67 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.

10.68		Amendment to the Asset Purchase Agreement dated April 1, 2003, between EMC Corporation and the Company, incorporated by reference to Exhibit 10.68 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.

10.73		First Amendment to Loan and Security Agreement dated June 30, 2003, between Comerica Bank and the Company, incorporated by reference to Exhibit 10.73 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.

10.74		Irrevocable Standby Letter of Credit dated October 24, 2002, issued by Bank of America, N.A., incorporated by reference to Exhibit 10.74 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003.

10.87		Amendment 1 to Reseller Agreement, dated February 1, 2004, between EMC Corporation and the Company, incorporated by reference to Exhibit 10.87 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 3, 2004.

Exhibit
Number		Description

10.88		Assignment Agreement, dated June 1, 2004, between EMC Corporation and the Company, incorporated by reference to Exhibit 10.88 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 3, 2004.

10.89		Virtual Partner Reseller Network Agreement, dated June 14, 2004, between VMware, Inc. and the Company, incorporated by reference to Exhibit 10.89 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 3, 2004.

10.90		2nd Amendment to Loan and Security Agreement, dated June 18, 2004 between Comerica Bank and the Company, incorporated by reference to Exhibit 10.90 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 3, 2004.

10.91		Irrevocable Standby Letter of Credit dated June 18, 2004, issued by Bank of America, incorporated by reference to Exhibit 10.91 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 3, 2004.

10.92		Amendment #1 to Reseller Agreement, dated December 23, 2003 between Legato Software and the Company, incorporated by reference to Exhibit 10.92 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 3, 2004.

10.93		US Value Added Reseller Agreement dated March 4, 2002, between Storage Technology Corporation and the Company, incorporated by reference to Exhibit 10.93 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 3, 2004.

10.94		Amendment One to the US Value Added Reseller Agreement dated November 20, 2003, incorporated by reference to Exhibit 10.94 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 3, 2004.

10.95		3rd Amendment to Loan and Security Agreement dated June 15, 2005, between Comerica Bank and the Company.

10	.96*	Summary of Executive Compensation and Bonus Arrangements.

10	.97*	Summary of Director Compensation Arrangements.

21		Subsidiaries of the Company.

23.1		Consent of Independent Registered Public Accounting Firm — Grant Thorton LLP

23.2		Consent of Independent Registered Public Accounting Firm — KPMG LLP

24		Power of Attorney (included on the signature page hereto).

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management or compensatory plan or arrangement.