Form 10-K/A
period 2005-04-02
MTI TECHNOLOGY CORP
filed 2005-08-01
CIK 901696

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
DOCUMENTS INCORPORATED BY REFERENCE: None

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A to the MTI Technology Corporation (the “Company”) Annual Report on Form 10-K for the year ended April 2, 2005 (the “Original Filing”) is being filed to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III of the Original Filing that was to be incorporated by reference from the information contained in the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of the Stockholders, to be filed with the Securities and Exchange Commission (the “Commission”), in the Original Filing. Section G(3) of the General Instructions to the Form 10-K provides that if such Definitive Proxy Statement is not filed with the Commission within 120 days after the end of the fiscal year covered by the Original Filing, the Items comprising the Part III information must be filed as an amendment to the Original Filing not later than the end of the 120-day period.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth the names, ages and positions of all directors as of July 25, 2005. A summary of the background and experience of each of these individuals is set forth after the table.
     There are no family relationships among our directors or executive officers.
Directors

NAME	AGE	POSITION(S)	COMMITTEE(S)
Thomas P. Raimondi, Jr.	47	Chairman of the Board of Directors, President and Chief Executive Officer, Nominee

Lawrence P. Begley	49	Director, Nominee	Audit, Compensation and Nominating

Franz L. Cristiani(1)	63	Director, Nominee	Audit and Nominating

William Mustard	52	Director, Nominee

Michael Pehl(2)	43	Director, Nominee	Compensation and Nominating

John T. Repp	66	Director, Nominee	Compensation

Kent D. Smith(3)	56	Director, Nominee	Audit and Compensation

(1)	Chairman of the Audit Committee and Lead Director.

(2)	Chairman of the Nominating Committee, Series A Director.

(3)	Chairman of the Compensation Committee.
     Thomas P. Raimondi, Jr. was named our President and Chief Executive Officer in December 1999 and Chairman of the Board of Directors in July 2002. Mr. Raimondi has been with our company since 1987. Mr. Raimondi was a member of the Board of Directors of The SCO Group, Inc. (formerly Caldera Systems Inc.), a software solutions provider company, from September 1999 to December 2004.
     Lawrence P. Begley was elected a director in February 2005. Mr. Begley is presently self-employed as a consultant and is a certified public accountant. From March 2000 to May 2001, Mr. Begley served as Executive Vice President, Chief Financial Officer and Treasurer for CCBN.com, a global leader in direct Internet communications between public companies and the investment community. From November 1999 to February 2000, Mr. Begley was Executive Vice President, Chief Financial Officer and Director for Razorfish, a global digital solutions provider. Mr. Begley has been a member of the Board of Directors of Keane, Inc., since May 2005. Mr. Begley also serves as a member of the Board of Directors of various privately held companies.
     Franz L. Cristiani was elected a director in December 2000. From 1976 to 1999, Mr. Cristiani was a partner with Arthur Andersen & Company, specializing in accounting services offered to public companies. Mr. Cristiani is presently self-employed. Mr. Cristiani has been a member of the Board of Directors of BioMarin

Pharmaceutical Inc. since June 2002 and Nature’s Sunshine Products Inc., since May 2004. Mr. Cristiani also serves as a member of the Board of Directors of Vitasoy USA, a subsidiary of a Hong Kong public company and Accuray, Inc., a private company.
     William Mustard was elected a director in April 2005. Mr. Mustard is President and CEO of the Canopy Group, Inc., (“Canopy”) a technology venture fund, which seeds, incubates and accelerates emerging technology companies. Prior to joining Canopy, Mr. Mustard held a number of positions with the Stenbeck organization of companies including CFO of Millicom Inc., an international telecommunications and media group from 1992 to 1993; President and CEO of Great Universal Inc., a start-up investment holding company – a subsidiary of Millicom International Cellular S.A., from 1994 to 2003; and Managing Director of SISF, an international professional services organization providing business risk management, financial investigation and corporate governance services from 2000 to 2003. Mr. Mustard was also a Managing Director of Smooth Engine Inc., a growth consulting firm from 2003 to 2004.
     Michael Pehl was elected as a director in June 2004. Mr. Pehl is an Operating Partner of Advent International Corporation (“Advent”) since 2000. Prior to working with Advent, he was President and COO of Razorfish Inc., which he joined in 1999 following the merger of Razorfish and iCube. Mr. Pehl was Chairman and CEO of iCube from 1996 to 1999. Prior to iCube, he founded and spearheaded International Consulting Solutions (“ICS”), an SAP implementation and business process consultancy. Since August 2003, Mr. Pehl has served as a member of the Board of Directors of Aspen Technology, Inc., a provider of software and services company to the process industries. Mr. Pehl serves as the Series A director. See “Certain Relationships and Related Transactions,” below.
     John T. Repp has been a director since February 1998. Mr. Repp has been a sales consultant to several technology firms, including ours, since 1996. From 1989 to 1995, Mr. Repp was the Vice President of Sales for Seagate Technology, Inc., a software developer and manufacturer of disk drives. Prior to joining Seagate, Mr. Repp spent twenty-two years with Control Data Corporation in various positions in sales and operations.
     Kent D. Smith was elected a director of our company in August 2001. Mr. Smith is Vice President, Business Development of Wily Technology. Mr. Smith was a partner with Smith, Diamond and Associates, a consulting firm specializing in sales and services consulting for technology companies, from February 2001 to June 2002. From 1995 to 2001, Mr. Smith was an Executive Vice President for Worldwide Sales with Legato Systems, Inc., an organization that delivers worldwide enterprise class software solutions and services.
     On March 10, 2005, Ralph J. Yarro, III and Darcy G. Mott resigned from our Board of Directors in conjunction with their resignation from their positions with Canopy. On March 18, 2005, director, Val Kreidel passed away.
Executive Officers
     The following table sets forth the names and ages of all executive officers of our company as of July 25, 2005. A summary of the background and experience of each of these individuals is set forth below.

NAME	AGE	POSITION(S)
Thomas P. Raimondi, Jr.	47	Chairman, President and Chief Executive Officer

Jon Caputo	59	Executive Vice President, Worldwide Operations

Keith Clark	51	Executive Vice President, European Operations

Scott Poteracki	52	Executive Vice President, Chief Financial Officer and Secretary

Richard L. Ruskin	46	Executive Vice President, U.S. Sales and Marketing
     Thomas P. Raimondi, Jr. was named our President and Chief Executive Officer in December 1999 and Chairman of the Board of Directors in July 2002. From April 2001 until July 2002, Mr. Raimondi was Vice Chairman of the Board of Directors. From July 1998 to December 1999, Mr. Raimondi was our Chief Operating

Officer. Mr. Raimondi served as Senior Vice President and General Manager from May 1996 until July 1998 and was Vice President, Strategic Planning, Product Marketing and Director of Marketing from 1987 until May 1996. Mr. Raimondi joined our company in 1987. Mr. Raimondi was a member of the Board of Directors of The SCO Group, Inc. (formerly Caldera Systems Inc.) from September 1999 to December 2004.
     Jon Caputo was appointed our Executive Vice President, Worldwide Operations in May 2005. Mr. Caputo served as Vice President of Americas Professional Services from 1999 to 2005 for Sun Microsystems, Inc. From 1997 to 1998, Mr. Caputo was Vice President of Customer Operations and Professional Services for New World Systems Corporation, a software company specializing in public sector applications. Before joining New World Systems, he held a number of Sales and Service Management positions from 1971 to 1996 with Digital Equipment Corporation, including Vice President, Americas Systems Integration; Vice President, Asia Pacific Integration Services; Director, Global Systems Integration Business Development. Mr. Caputo has served as a member of the Board of Directors for the Carnegie Group, Inc.; a member of the Board of Advisors for Equinox Solutions, Inc.; and a member of the customer Advisory Board for Encore Solutions.
     Keith Clark was named Executive Vice President, European Operations in May 2005. From February 2003 to May 2005, Mr. Clark was our Executive Vice President, Worldwide Operations. Mr. Clark served as Senior Vice President and General Manager Europe from April 2000 to February 2003 and as Vice President European Operations from April 1994 to April 2000. Mr. Clark joined our company in January 1990 as European Client Services Manager. Before joining MTI, Mr. Clark served in a number of senior management positions within Europe during a ten-year period for System Industries, Inc., a data-storage company in the DEC marketplace.
     Scott Poteracki was named Executive Vice President, Chief Financial Officer, and Secretary in November 2004. Prior to joining MTI, from October 2002 to November 2004, Mr. Poteracki was Chief Financial Officer for Cray, Inc., a provider of high-performance computing solutions. Mr. Poteracki served as Corporate Controller and Senior Director, Finance at Broadcom, Inc., from 2000 to 2002. Before joining Broadcom, Mr. Poteracki worked at Motorola, Inc. for more than 20 years, in various accounting/finance roles, including most recently as Corporate Director of Finance for their Internet & Networking Group.
     Richard L. Ruskin was named Executive Vice President, U.S. Sales and Marketing in September 2003. Mr. Ruskin rejoins us in the role he held at MTI from 1997 to 2001. Mr. Ruskin spent a total of 11 years at MTI, starting as Regional Sales Manager in 1990 and eventually running the sales and marketing efforts for several years. Between 2001 and 2003, Mr. Ruskin ran the sales and field operations organization for Storability Software, a provider of storage management software. Prior to joining MTI in 1990, Mr. Ruskin spent seven years in various sales management positions at System Industries, a pioneer in the plug compatible storage industry. Mr. Ruskin has now spent the last 22 years exclusively in the data storage business.
Audit Committee
     The members of the Audit Committee during fiscal year 2005 were Messrs. Begley, Cristiani, Repp, and Smith. Mr. Cristiani serves as the Chairman of the Audit Committee. The Board of Directors has determined that each of the members of the Audit Committee is independent as defined in applicable rules of Nasdaq and the Securities and Exchange Commission.
     Mr. Cristiani was a partner with Arthur Andersen from 1976 to 1999, specializing in accounting services provided to public companies. The Board of Directors has determined that Mr. Cristiani is an “audit committee financial expert” as defined under the applicable rules of the Securities and Exchange Commission and has the requisite financial sophistication as defined under the applicable rules of Nasdaq. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules of Nasdaq.
Stockholder Recommendation of Board Candidates
     Any stockholder desiring to submit a recommendation for consideration by the Nominating Committee of a candidate that the stockholder believes is qualified to be a board nominee at any upcoming stockholders meeting may do so by submitting that recommendation in writing to the Nominating Committee not later than 120 days prior to the first anniversary of the date on which the proxy materials for the prior year’s annual meeting were first sent to stockholders. However, if the date of the upcoming annual meeting has been changed by more than 30 days from the date of the prior year’s meeting, the recommendation must be received within a reasonable time before we begin to print and mail our proxy materials for the upcoming annual meeting. In addition, the recommendation should be accompanied by the following information: (i) the name and address of the nominating stockholder and of the person or persons being recommended for consideration as a candidate for board membership; (ii) the number of shares of voting stock of our company that are owned by the nominating stockholder, his or her recommended candidate and any other stockholders known by the nominating stockholder to be supporting the candidate’s nomination; (iii) a description of any arrangements or understandings, that relate to the election of our board of directors, between the nominating stockholder, or any person that (directly or indirectly through one or more intermediaries) controls, or is controlled by, or is under common control with, such stockholder and any other person or persons (naming such other person or persons); (iv) such other information regarding each such recommended candidate as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission; and (v) the written consent of each such recommended candidate to be named as a nominee and, if nominated and elected, to serve as a director. Such nominations should be sent to the Nominating Committee, c/o Corporate Secretary, MTI Technology Corporation, 14661 Franklin Avenue, Tustin, California 92780.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that our executive officers and directors file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the Securities and Exchange Commission (“SEC”). Based solely on our review of the Forms 3, 4 and 5 filed by or on behalf of our executive officers and directors, we believe that, during the fiscal year ended April 2, 2005, all Section 16(a) filing requirements applicable to our executive officers and directors were complied with pursuant to the SEC rules, except that late filings on Forms 3 and 4 were made on March 2, 2005 by Mr. Begley with respect to his initial statement of beneficial ownership upon his election as a director and a stock option grant of 50,000 shares on February 10, 2005, respectively; a late filing on Form 4 for Mr. Cristiani was made on March 1, 2005 relating to the purchase of 10,000 shares of common stock that occurred on November 26, 2004; and a late filing on Form 4 for Mr. Ruskin was made on December 3, 2004 relating to a stock option grant of 150,000 shares on November 11, 2004.
Code of Business Conduct
     We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Business Conduct and Ethics can be found on our website at www.mti.com. We will provide a copy of the Code to any person, without charge, upon written request to our Corporate Secretary.

ITEM 11. EXECUTIVE COMPENSATION
Compensation of Directors and Executive Officers And Other Information
     The following table sets forth for each of our last three completed fiscal years, the compensation of Thomas P. Raimondi, Jr., our Chairman, President and Chief Executive Officer, and our four most highly compensated executive officers as of the fiscal year ended April 2, 2005 (collectively, the “Named Executive Officers”).
SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION						LONG TERM COMPENSATION AWARDS
					OTHER				NUMBER OF
					ANNUAL		RESTRICTED		SECURITIES	ALL OTHER
					COMPEN		STOCK		UNDERLYING	COMPEN-
NAME AND PRINCIPAL		SALARY		BONUS	-SATION		AWARD(S)		OPTIONS	SATION
POSITION	YEAR	($)		($)	($)		($)		(#)	($)
Thomas P. Raimondi, Jr.	2005	337,000	(1)	—	*		540,000	(2)	300,000	39,784	(3)
President, Chief	2004	337,000		—	*				450,000	30,968	(4)
Executive Officer	2003	353,687		—	*				336,000	18,653	(3)
and Chairman of the Board

Nick Boland(5)	2005	359,847	(6)	—	57,093	(7)	—		—	8,293	(8)
Senior Vice President,	2004	340,414	(6)	—	52,566	(7)	—		150,000	8,420	(8)
European Finance

Keith Clark	2005	362,657	(9)	—	47,368	(10)	—		90,000	6,756	(11)
Executive Vice	2004	330,333	(9)	26,782	41,218	(10)	—		200,000	6,222	(11)
President, European	2003	302,619	(9)	—	31,821	(10)	—		250,000	6,111	(11)
Operations

Scott Poteracki(12)	2005	109,039	(13)	25,000	79,500	(14)	—		350,000	6,018	(15)
Executive Vice President, Chief Financial Officer and Secretary

Richard L. Ruskin(16)	2005	364,447	(17)	10,379	*		—		150,000	8,529	(18)
Executive Vice	2004	158,654		—	*		—		200,000	618	(4)
President, U.S. Sales And Marketing

*	Amount does not exceed the lesser of $50,000 or ten percent of the total annual salary and bonus reported for the individual.

(1)	Effective May 25, 2005, Mr. Raimondi’s annual base salary was increased from $337,000 to $400,000.

(2)	200,000 shares of Restricted Stock awarded on February 10, 2005, multiplied by the closing price of our Common Stock on the Nasdaq SmallCap Market on February 10, 2005 ($2.70). Shares vest over 3 years, 33.33% on the first anniversary of the date of grant and the remaining unvested shares will vest 4.16% at the end of the 13th month and each month thereafter.

(3)	Includes the amounts of $36,812 and $18,013 for medical reimbursements for fiscal year 2005 and 2003, respectively. Also includes the amounts of $830 and $640 for life insurance premium for fiscal year 2005 and 2003, respectively, paid by us with respect to term life insurance for the benefit of the Named Executive Officers. Also includes the amount of $2,142 for reimbursement of tax planning expenses incurred by Mr. Raimondi for fiscal year 2005.

(4)	Represents medical reimbursements.

(5)	Mr. Boland was elected as an officer on August 21, 2003 and his employment terminated on May 31, 2005. Pursuant to the terms of the Severance and Release Agreement between Mr. Boland and us, Mr. Boland received severance benefits on June 30, 2005, as more fully described under “Certain Relationships and

Related Transactions” and in the Severance and Release Agreement, included as an exhibit to the Form 8-K filed with the SEC on April 6, 2005.

(6)	Mr. Boland’s salary was paid in Euro and translated to U.S. Dollars at the applicable exchange rates. The annual increases were due to the weakening U.S. Dollar.

(7)	Includes the amounts of $30,306 and $27,107 for auto allowance for fiscal year 2005 and 2004, respectively. Also includes the amounts of $26,787 and $25,459 for pension for fiscal year 2005 and 2004, respectively.

(8)	Includes the amounts of $3,757 and $4,100 for medical reimbursements for fiscal year 2005 and 2004, respectively. Also includes the amounts of $4,536 and $4,320 for life insurance premium paid by us for fiscal year 2005 and 2004, respectively, with respect to term life insurance for the benefit of the Named Executive Officers.

(9)	Mr. Clark’s salary was paid in British Pounds and translated to U.S. Dollars at the applicable exchange rates. The annual increases were due to the weakening U.S. Dollar against the British Pound. Mr. Clark’s annual base salary has not changed since fiscal year 2002.

(10)	Includes the amounts of $26,528, $22,025, and $17,024 for auto allowance for fiscal year 2005, 2004, and 2003, respectively. Also includes the amounts of $20,840, $19,193, and $14,797 for pension for fiscal year 2005, 2004, and 2003, respectively.

(11)	Includes the amounts of $2,721, $2,506, and $2,732 for medical reimbursements for fiscal year 2005, 2004, and 2003, respectively. Also includes the amounts of $4,035, $3,716, and $3,379 for life insurance premium paid by us for fiscal year 2005, 2004, and 2003, respectively, with respect to term life insurance for the benefit of the Named Executive Officers.

(12)	Mr. Poteracki joined us in November 2004.

(13)	Mr. Poteracki’s current annual base salary is $270,000.

(14)	Includes the amounts of $4,500 for auto allowance and $75,000 for relocation costs for fiscal year 2005.

(15)	Includes the amounts of $4,410 for medical reimbursements and $1,607 for life insurance premium paid by us for fiscal year 2005 with respect to term life insurance for the benefit of the Named Executive Officers.

(16)	Mr. Ruskin joined us in September 2003.

(17)	Includes the amount of $139,447 for commissions. Mr. Ruskin’s current annual base salary is $225,000.

(18)	Includes the amounts of $7,974 for medical reimbursements and $555 for life insurance premium paid by us for fiscal year 2005 with respect to term life insurance for the benefit of the Named Executive Officers.

Summary of Option Grants
     The following table sets forth the individual grants of stock options made by us during the fiscal year ended April 2, 2005 to each of the Named Executive Officers.
OPTION GRANTS IN LAST FISCAL YEAR

					POTENTIAL REALIZABLE
	INDIVIDUAL GRANTS				VALUE AT ASSUMED
	NUMBER OF	% OF TOTAL			ANNUAL RATES OF
	SECURITIES	OPTIONS			STOCK PRICE
	UNDERLYING	GRANTED TO			APPRECIATION
	OPTIONS	EMPLOYEES	EXERCISE		FOR OPTION TERM(2)
	GRANTED	IN FISCAL	PRICE	EXPIRATION	5%	10%
NAME	(#)	YEAR(1)	($/SH)(1)	DATE	($)	($)

Thomas P. Raimondi, Jr.(3)	300,000	13%	2.70	02/10/2015	509,404.65	1,290,931.39
Keith Clark(3)	90,000	4%	2.70	02/10/2015	152,821.39	387,279.42
Scott Poteracki(4)	350,000	15%	1.74	11/11/2014	382,996.83	970,589.16
Richard L. Ruskin(4)	150,000	6%	1.74	11/11/2014	164,141.50	415,966.78

(1)	Based on an aggregate of 2,331,000 options granted to directors and employees in fiscal year 2005, including the Named Executive Officers.

(2)	The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the option holder is possible unless the stock price increases over the option term.

(3)	Messrs. Raimondi and Clark received options to purchase common stock on February 10, 2005. An aggregate of 1/6 of the shares of common stock subject to the options will vest six months from the February 10, 2005 grant date of the options. The remainder of the shares of common stock subject to the options will vest in equal monthly installments over the 30-month period thereafter, with the options becoming fully vested on February 10, 2008, or three years from the grant date.

(4)	Messrs. Poteracki and Ruskin received options to purchase common stock on November 11, 2004. An aggregate of 1/6 of the shares of common stock subject to the options vested six months from the November 11, 2004 grant date of the options. The remainder of the shares of common stock subject to the options will vest in equal monthly installments over the 30-month period thereafter, with the options becoming fully vested on November 11, 2007, or three years from the grant date.
     All options grants presented within this table have provisions accelerating the vesting in the event of a change in control.
Summary of Options Exercised
     The following table sets forth information concerning exercises of stock options during the year ended April 2, 2005 by each of the Named Executive Officers and the value of unexercised options at April 2, 2005.
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

NUMBER OF SECURITIES
			UNDERLYING UNEXERCISED	VALUE OF UNEXERCISED
	SHARES		OPTIONS AT FISCAL	IN-THE-MONEY OPTIONS
	ACQUIRED ON	VALUE	YEAR END (#)	AT FISCAL YEAR END($)
	EXERCISE	REALIZED(1)	EXERCISABLE/	EXERCISABLE/
NAME	(#)	($)	UNEXERCISABLE	UNEXERCISABLE(2)

Thomas P. Raimondi, Jr.	—	—	738,839/549,899	205,510/0
Nick Boland	—	—	527,748/50,502	127,562/0
Keith Clark	—	—	696,435/207,315	301,458/0
Scott Poteracki	—	—	0/350,000	0/0
Richard L. Ruskin	—	—	150,000/200,000	0/0

(1)	Value realized is based on estimated fair market value of Common Stock on the date of exercise minus the exercise price.

(2)	Value is based on the closing price of our Common Stock on the Nasdaq SmallCap Market as of April 2, 2005 ($1.69), minus the exercise price.
Directors’ Fees and Options
     Each non-employee director receives annual compensation in the amount of $25,000, paid in quarterly installments at the beginning of each fiscal quarter. In addition, each Compensation Committee member, Audit Committee member, Chair of the Audit Committee and Lead Director receives annual fees of $2,500, $5,000, $5,000 and $15,000 respectively. Our employee director, Mr. Raimondi, did not receive any cash compensation for serving on the Board of Directors for the fiscal year ended April 2, 2005, but was reimbursed for expenses incurred in attending board meetings. Each non-employee director is included in our executive medical plan. During fiscal 2005, we paid $23,550 and $7,180 for medical expenses not otherwise covered by insurance for Messrs. Cristiani and Repp, respectively.
     Our non-employee directors are permitted to participate in our investment and tax planning program. During fiscal year 2005, no expenses were reimbursed to, or fees incurred on behalf of, any non-employee director under this program.
     Each non-employee director is granted a nonqualified option to purchase 50,000 shares of common stock under the 2001 Non-Employee Director Option Program (the “Program”) upon election or appointment to the Board of Directors. In addition, the Program provides that each non-employee director who is a director immediately prior to an annual meeting of our stockholders and who continues to be a director after such meeting, provided that such director has served as such for at least 11 months, will be granted an option to purchase 25,000 shares of common stock on the related annual meeting date. Options granted under the Program vest and become exercisable in three equal installments on each anniversary of their respective grant date. On September 8, 2004, we granted each non-employee director other than Mr. Pehl an option to purchase 25,000 shares of common stock with an exercise price of $2.08. Mr. Pehl was granted an option to purchase 50,000 shares of common stock with an exercise price of $3.15 on his election in June 2004. Mr. Begley was granted an option to purchase 50,000 shares of common stock with an exercise price of $2.70 on his election in February 2005. Mr. Mustard was granted an option to purchase 50,000 shares of common stock with an exercise price of $1.46 on his election in April 2005. Immediately after our Annual Meeting, Messrs. Cristiani, Pehl, Repp and Smith will be granted options to purchase 25,000 shares of common stock at the fair market value on such date.
Employment and Severance Arrangements
     Each of the Named Executive Officers, except for Keith Clark, are “at-will” employees. Currently, we have no written or oral employment arrangements with the Named Executive Officers, except for an employment contract that we entered into with Mr. Clark dated July 5, 2000, a copy of which is filed as an exhibit to this Annual Report on Form 10-K/A. Pursuant to the terms of our employment contract with Mr. Clark, each party is generally required to give the other six months notice of termination, which is measured from the end of the calendar quarter in which notice is given, but we are permitted to dismiss Mr. Clark without notice if he has been guilty of gross misconduct.
     We have entered into an Indemnification Agreement with each of or our executive officers, including the Named Executive Officers. The form of Indemnification Agreement is on file with the SEC. Pursuant to the terms of each Indemnification Agreement, we are generally obligated to indemnify the executive officer, to the fullest extent permitted by law, against any expenses paid or incurred in connection with investigating, defending, being a witness in or participating in (including on appeal), or preparing to defend, be a witness in or participate in any suit or proceeding related to the fact that the executive officer is or was an officer of the company. The Indemnification Agreements also generally obligate us, to the extent permitted by law, to advance indemnifiable expenses to the executive officers. Our bylaws also require that we indemnify and advance expenses to our executive officers to the fullest extent permitted by law.
     On May 25, 2005, the Compensation Committee of the Board of Directors adopted an executive bonus plan effective May 25, 2005. Currently, Messrs. Raimondi, Poteracki and Caputo are eligible to participate in the executive bonus plan, and they are eligible for bonuses of $120,000, $90,000 and $90,000, respectively. Under the executive bonus plan, eligible executive officers may earn annual incentive compensation with the following guidelines:
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
     We have entered into Severance Agreements with all Named Executive Officers and Messrs. Kevin Clark and Todd Williams. These agreements have one-year terms (except for the agreements with Messrs. Raimondi and Keith Clark, which have two-year terms) and are automatically renewable for successive one-year terms thereafter. Pursuant to their terms, if the executive’s employment is terminated within 12 months of a change in control (as defined in the agreement), the level of benefits the executive will receive depends on the reason for such termination. If the termination is for cause (as defined in the agreement), by reason of the executive’s disability or death or by the employee for other than “good reason” (as defined in the agreement), we will pay the employee all accrued, unpaid compensation, and, except where terminated by us for cause, a pro rata portion of the annual bonus under any bonus plan then in effect. If the executive is terminated for any other reason by us or the executive terminates his employment with “good reason,” we will pay to the executive (i) all accrued, unpaid compensation, (ii) a pro rata portion of the annual bonus under any bonus plan and (iii) an amount equal to one year of annual base salary and annual bonus under any bonus plan then in effect, and, for a period of 12 months following termination, will provide the executive and his dependents medical insurance benefits. Each of the Severance Agreements are on file with the SEC.
Compensation Committee Interlocks and Insider Participation
     As of April 2, 2005, the Compensation Committee consisted of Messrs. Pehl, Repp, and Smith. None of these persons is or has been an officer or employee of our company or any of its subsidiaries. In addition, there are no Compensation Committee interlocks among our company and other entities involving its executive officers and members of the Board of Directors who serve as executive officers of such entities.
Compensation Committee Report on Executive Compensation
     As of July 25, 2005, the Compensation Committee members are Lawrence P. Begley, Michael Pehl, John T. Repp and Kent D. Smith. Mr. Smith serves as the Chairman of the Compensation Committee. The Board of Directors has determined that each of the members of the Compensation Committee is an “independent director” as defined in Nasdaq Marketplace Rule 4200(a)(15). The Compensation Committee is responsible for establishing and administering the policies that govern the compensation of executive officers, including the Chief Executive Officer and the other Named Executive Officers. The Compensation Committee has furnished the following report on executive compensation:
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
     Chief Executive Officer Compensation. In March 2000, the base annual salary rate of Mr. Raimondi, the Chief Executive Officer, was set at $425,000 upon recommendation by the Committee and approval of the Board of Directors. That salary was determined primarily based upon the Committee’s review of the salaries of chief executive officers at companies in the computer industry of similar size and in the same geographic area as the company. In July 2002, Mr. Raimondi voluntarily reduced, on a temporary basis, his base annual salary rate to assist in the company’s cost-cutting efforts. The reduced salary rate was in effect at the end of the fiscal year and Mr. Raimondi’s total annual salary as of the fiscal year ended April 2, 2005 was $337,000. At this point in the company’s history, the Committee feels that equity incentive based compensation for Mr. Raimondi is in the best interests of the company and its stockholders, in that it preserves cash, and is the best method of compensating Mr. Raimondi in that equity incentive compensation better aligns Mr. Raimondi’s compensation with the interests of the company’s stockholders. Stock option grants to Mr. Raimondi are currently generally determined by the Board of Directors, upon recommendation of the Committee, based upon operational and financial accomplishments. Mr. Raimondi was awarded options to purchase 300,000 shares of Common Stock during fiscal 2005. The options were granted on February 10, 2005 at the fair market value exercise price per share and will fully vest on February 10, 2008. On February 10, 2005, Mr. Raimondi was also awarded 200,000 shares of Restricted Stock at the nominal exercise price of $0.01 per share and the shares will vest over a three-year period with 33 1/3% at the anniversary of the grant date. The Committee believes that the restricted stock and stock option grants were awarded to Mr. Raimondi for his contribution to the company’s revenue growth in fiscal year 2005 and for retention purposes.
     Policy Regarding Deductibility of Compensation. Section 162(m) of the Internal Revenue Code (“Section 162(m)”) provides that for federal income tax purposes, the otherwise allowable deduction for compensation paid or accrued to a covered employee of a publicly held corporation is limited to no more than $1 million per year. The company is not presently affected by Section 162(m) because, for the fiscal year ended April 2, 2005, no executive officer’s compensation exceeded $1 million, and the company does not believe that the compensation of any executive officer will exceed $1 million for the 2006 fiscal year. Options granted under the company’s Stock Incentive Plan will be considered performance-based compensation. As performance-based compensation, compensation attributable to options granted under the company’s Stock Incentive Plan and awarded to covered employees will not be subject to the compensation deduction limitations of Section 162(m).

COMPENSATION COMMITTEE Kent D. Smith, Chairman Lawrence P. Begley Michael Pehl John T. Repp

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
Company Stock Price Performance
     The following performance graph assumes an investment of $100 on March 31, 2000 and compares the change to March 31, 2005 in the market prices of the Common Stock with a broad market index (Nasdaq Stock Market — U.S.) and an industry index (Nasdaq Computer Manufacturer Index). We paid no dividends during the periods shown; the performance of the indexes is shown on a total return (dividend reinvestment) basis. The graph lines merely connect the prices on the dates indicated and do not reflect fluctuations between those dates.
     The following Company Stock Price Performance graph shall not be deemed to be incorporated by reference in any previous or future documents filed by us with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the company specifically incorporates the following Company Stock Price Performance graph by reference in any such document.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
Securities Authorized For Issuance Under Equity Compensation Plans
     The following table sets forth information about stock that may be issued upon exercise of options under all of our equity compensation plans as of April 2, 2005.

Number of
securities
	Number of		remaining
	securities to	Weighted	available for
	be issued	-average	future issuance
	upon exercise	exercise price	under equity
	of	per share of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	13,546,274	$4.15	1,198,893	(1)(2)

Equity compensation plans not approved by security holders	—	—	—

Total	13,546,274	$4.15	1,198,893

(1)	Includes 788,091 shares of common stock currently available for future issuance under our 2001 Employee Stock Purchase Plan.

(2)	Each January 1, the aggregate number of shares of common stock available for issuance under our 2001 Stock Incentive Plan is increased by a number equal to three percent (3%) of the number of shares of common stock outstanding as of December 31 of the immediately preceding calendar year.

Equity Securities and Principal Holders Thereof
     As of July 25, 2005, we had two classes of voting securities: common stock and Series A Convertible Preferred Stock. Series A Convertible Preferred Stock votes on an as-converted basis (currently equal to 8.5369 votes per share) with the common stock, except that the Series A Convertible Preferred Stock does not vote on the election of directors other than the Series A Director. The Series A Convertible Preferred Stock is also entitled to a separate class vote with respect to certain significant corporate actions, as described in “Certain Relationships and Related Transactions” and as set forth in the Certificate of Designation governing the Series A Convertible Preferred Stock.
     The following tables set forth certain information regarding the beneficial ownership of our voting stock as of July 25, 2005, by (i) each person known by us to own more than 5% of such shares, (ii) each of our directors, (iii) our Chief Executive Officer and each of our named executive officers, and (iv) all of our directors and executive officers as a group. Ownership information has been supplied by the persons concerned.
COMMON STOCK

	SHARES BENEFICIALLY OWNED(2)
NAME AND ADDRESS OF BENEFICIAL OWNER(1)	NUMBER	PERCENT
The Canopy Group, Inc (3) 333 South 520 West, Suite 300 Lindon, Utah 84042	14,463,285	40.79%
Advent International Corporation (4) 75 State Street, 29th Floor Boston, MA 02109	5,347,671	13.13%
Thomas P. Raimondi, Jr.(5)	902,239	2.48%
Lawrence P. Begley	0	*
Franz L. Cristiani(6)	120,001	*
William Mustard(7)	14,463,285	40.79%
Michael Pehl(8)	5,364,338	14.63%
John T. Repp(9)	105,001	*
Kent D. Smith(10)	100,001	*
Nick Boland(11)	533,435	1.48%
Jon Caputo(12)	15,000	*
Keith Clark(13)	753,746	2.08%
Scott Poteracki(14)	157,324	*
Richard L. Ruskin(15)	245,711	*
All directors and officers as a group (12 persons)(16)	22,760,081	57.66%

*	Less than 1%
SERIES A CONVERTIBLE PREFERRED STOCK

	SHARES BENEFICIALLY
	OWNED(2)
NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER	PERCENT
Digital Media & Communications III Limited Partnership(17)	87,007	15.35
Digital Media & Communications III-A Limited Partnership(17)	41,661	7.35
Digital Media & Communications III-B Limited Partnership(17)	15,418	2.72
Digital Media & Communications III-C Limited Partnership(17)	216,073	38.12
Digital Media & Communications III-D C.V.(17)	28,568	5.04
Digital Media & Communications III-E C.V.(17)	19,045	3.36
Advent Partners DMC III Limited Partnership(17) (17)	6,122	1.08
Advent Partners II Limited Partnership(17)	1,757	0.31
EMC Corporation(18)	151,146	26.67

Total	566,797	100.00

(1)	Unless otherwise indicated, the address for each beneficial owner is c/o MTI Technology Corporation, Attn: Corporate Secretary, 14661 Franklin Avenue, Tustin, California 92780.

(2)	The number and percentage of shares beneficially owned have been determined in accordance with the rules of the Securities and Exchange Commission, and are based on 35,455,293 issued and outstanding shares of our common stock (not including shares issuable upon exercise of options or warrants) and 566,797 issued and outstanding shares of Series A Convertible Preferred Stock, each as of July 25, 2005. As of July 25, 2005, each share of Series A Convertible Preferred Stock was convertible into 10 shares of common stock, and the Common Stock table reflects ownership of Series A Convertible Preferred stock on an as-converted basis. Holders of our Series A Convertible Preferred Stock vote with holders of our common stock on an as-converted basis on any matter (other than the election of directors) presented for stockholder action or consideration, except that the maximum number of votes represented by each share of Series A Convertible Preferred Stock is 8.5369 (subject to adjustment for stock splits, recapitalizations and similar adjustments to our capital stock). Except as otherwise indicated and subject to the effect of applicable community property laws, we believe that the persons named in this table have sole voting and investment power with respect to all shares.

(3)	Based on the Schedule 13G filed with the SEC on February 24, 2004.

(4)	Based on the Schedule 13D filed with the SEC on June 29, 2004. Includes 1,191,159 shares issuable upon exercise of warrants. Please see discussion regarding the June 2004 private placement and the proxy agreement among Canopy and the Series A investors under “Certain Relationships and Related Transactions.”

(5)	Includes 872,239 issuable upon exercise of options exercisable within 60 days of July 25, 2005.

(6)	Includes 110,001 shares issuable upon exercise of options exercisable within 60 days of July 25, 2005.

(7)	Represents shares owned by Canopy. Mr. Mustard is President and Chief Executive Officer of Canopy. Mr. Mustard was appointed a director on April 27, 2005. Except to the extent of his pecuniary interest therein, Mr. Mustard disclaims beneficial ownership of all shares held by Canopy.

(8)	Represents shares and warrants owned by Advent International Corporation, plus 16,667 shares issuable upon exercise of options within 60 days of July 25, 2005. Mr. Pehl is an Operating Partner of Advent. Except to the extent of his pecuniary interest therein, Mr. Pehl disclaims beneficial ownership of all shares held by Advent. Please see discussion regarding the June 2004 private placement and the proxy agreement among Canopy and the Series A investors under “Certain Relationships and Related Transactions.”

(9)	Represents 105,001 shares issuable upon exercise of options exercisable within 60 days of July 25, 2005.

(10)	Represents 100,001 shares issuable upon exercise of options exercisable within 60 days of July 25, 2005.

(11)	Includes 532,435 shares issuable upon exercise of options exercisable within 60 days of July 25, 2005. Mr. Boland resigned as Senior Vice President European Finance on May 31, 2005.

(12)	Jon Caputo was elected as an officer on May 25, 2005.

(13)	Includes 753,534 shares issuable upon exercise of options exercisable within 60 days of July 25, 2005.

(14)	Mr. Poteracki was elected as an officer on November 17, 2004. Includes 97,324 shares issuable upon exercise of options exercisable within 60 days of July 25, 2005.

(15)	Includes 241,711 shares issuable upon exercise of options exercisable within 60 days of July 25, 2005.

(16)	Represents shares held by entities affiliated with directors and executive officers as described above, including an aggregate of 4,020,072 shares issuable upon exercise of stock options and warrants exercisable within 60 days of July 25, 2005.

(17)	The address for this entity is c/o Advent International Corporation, 75 State Street, 29th Floor, Boston, Massachusetts 02109. Advent International Corporation holds sole voting and investment power (including dispositive power) over the securities held by this entity. Michael Pehl, one of our directors, is an Operating Partner with Advent International Corporation, and therefore exercises voting and investment power (including dispositive power), over the shares held by this entity. Mr. Pehl disclaims beneficial ownership of the shares held by this entity, except to the extent of his pecuniary interest therein.

(18)	The address for EMC Corporation is 176 South Street, Hopkinton, MA 01748-9103.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Certain Relationships and Related Transactions
     In November 2002, we entered into an agreement with Comerica Bank for a line of credit of $7,000,000 at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by Canopy. The line of credit with Comerica was set to expire on May 31, 2005 and the letter of credit from Canopy was to expire on June 30, 2005. However, on June 15, 2005, we renewed the Comerica line of credit through May 31, 2006 and Canopy renewed its letter of credit guarantee through June 30, 2006. Until December 30, 2004, the Canopy letter of credit was secured by substantially all of our assets. On December 30, 2004, to enable us to enter into a security agreement with EMC Corporation to increase our purchasing credit limit to $20,000,000, Canopy signed a Waiver and Consent releasing its security interest in our assets and consenting to the EMC transaction. As part of the waiver and consent, we agreed not to increase our indebtedness to Comerica Bank above $5,500,000 and to make principal repayments to Comerica in the amount of $1,833,000 on February 15, 2005, May 15, 2005 and August 15, 2005, in order to eliminate our outstanding indebtedness to Comerica. Furthermore, our company is unable to borrow additional amounts under the Comerica loan agreement. In connection with the extension of the Comerica line of credit noted above, we are negotiating with Canopy to amend its waiver and consent, thereby terminating the requirement for us to pay down the outstanding indebtedness to Comerica on August 15, 2005. We are asking for the amended waiver and consent to permit us to borrow additional amounts under the Comerica line of credit as needed. We anticipate issuing warrants to Canopy in connection with these transactions. There can be no assurance that our proposed transactions with Canopy will be consummated at all or on terms favorable to us. William Mustard, one of our directors, is the Chief Executive Officer of Canopy, and Canopy holds approximately 41% of our common stock.
     During fiscal year 2005, our total purchases of goods and services from Directpointe (formerly known as Center 7, Inc.) were $120,000. Canopy has an equity interest in Directpointe. During fiscal year 2005, our total sales of goods and services to companies affiliated with Canopy were $2,000. These purchases and sales were made in the ordinary course of business on our standard terms and conditions.
     Series A Financing. In a private placement financing (the “Series A financing”) on June 17, 2004, nine investors, consisting of EMC Corporation and eight investment funds managed by Advent International Corporation (“Advent Funds”), purchased 566,797 shares of Series A Convertible Preferred Stock and warrants to purchase 1,624,308 shares of Common Stock from MTI, a $15 million investment. 26.6667% of the investment was by EMC and the remaining 73.3333% by the Advent Funds.
     Under the Certificate of Designation for the Series A Convertible Preferred Stock, each share of Series A Convertible Preferred Stock has an initial stated value of $26.4645 and is entitled to receive a cumulative dividend thereon at the rate of 8% per year, payable in cash at the discretion of the board. Other than the election of directors, the holders of Series A Convertible Preferred Stock generally have the right to vote on any matter with the holders of common stock, and each share of Series A Convertible Preferred Stock is entitled to 8.5369 votes. The approval of the holders of a majority of the Series A Convertible Preferred Stock, voting as a class, will be required to approve certain corporate actions, including:
•	any amendment of our charter or by-laws that adversely affects the holders of Series A Convertible Preferred Stock;

•	any authorization of a class of capital stock ranking senior to, or on parity with, the Series A Convertible Preferred Stock;

•	any increase in the size of the board of directors to greater than eight members or any change in the classification of the board of directors;

•	certain redemptions or repurchases of capital stock, acquisitions of capital stock or assets from other entities;

•	effecting, or entering into any agreement to effect, any merger, consolidation, recapitalization, reorganization, liquidation, dissolution, winding up or similar transaction (a “Liquidation Event”) involving the company or any of its subsidiaries;

•	any sale of assets of the company or a subsidiary which is outside the ordinary course of business;

•	any purchase of assets of or an equity interest in another entity for more the $5 million; and

•	any incurrence of additional debt for borrowed money in excess of $1 million.
     The holders of Series A Convertible Preferred Stock, exclusively and as a single class, are entitled to elect one member of our Board, the Series A director, unless the ratio of the voting power of the Series A Convertible Preferred Stock to the total voting power of all of the company’s voting stock falls below a certain level. If the Series A investors were to lose the rights to that seat because their percentage ownership fell, we have an obligation under the Investor Rights Agreement with the Series A investors to increase the size of the Board of Directors to the extent permitted to do so under our Bylaws and, if an amendment to our Bylaws is required, to submit such an amendment to stockholders for approval. No such amendment has been necessary to date and the Series A investors currently have one representative on the board, Mr. Pehl.
     Upon a Liquidation Event, the holders of Series A Convertible Preferred Stock will be entitled to be paid a liquidation preference out of the assets of the company legally available for distribution to its stockholders, before any payment may be made to the holders of common stock or any other holders of preferred stock. The liquidation preference will be equal to the greater of:
     (a) the stated value, plus any accumulated but unpaid dividends, plus the amount that would be payable if such share (excluding any accumulated but unpaid dividends thereon) had been converted into common stock immediately prior to such Liquidation Event and shared in the value available to the holders of common stock, after the payment of the stated value and any accumulated but unpaid dividends; and
     (b) the stated value plus the amount that would be payable if such share (including any accumulated but unpaid dividends thereon) had been converted into common stock immediately prior to such Liquidation Event and shared in the value available to the holders of common stock, after the payment of the stated value.
     Each share of Series A Convertible Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock equal to the Series A Convertible Preferred Stock’s stated value divided by the conversion price, provided that at no time may the holders of Series A Convertible Preferred Stock convert shares of Series A Convertible Preferred Stock into more than 6,880,139 shares of common stock (which represents 19.9% of the common stock outstanding as of June 17, 2004). Initially, each share of Series A Convertible Preferred Stock is convertible into 10 shares of common stock, though the initial conversion price of $2.64645 per share is subject to adjustment if certain events occur. The Series A Convertible Preferred Stock also has anti-dilution protection that adjusts the conversion price downwards using a weighted-average calculation in the event the company issues certain additional securities at a price per share less than the conversion price then in effect. At any time on or after June 17, 2009, we will have the right to redeem all or certain portions of the Series A Convertible Preferred Stock then outstanding for an amount per share equal to the greater of (1) the stated value plus any accumulated but unpaid dividends thereon and (2) the average closing price per share of common stock on the Nasdaq Stock Market for the 20 trading days prior to (and not including) the date upon which we exercise our right to redeem the Series A Convertible Preferred Stock, multiplied by the number of shares of common stock into which such share of Series A Convertible Preferred Stock (and any accumulated but unpaid dividends thereon) is convertible as of such date. The redemption by the company applies only to Series A Convertible Preferred Stock not converted prior to the redemption date stated in our redemption notice. At any time on or after June 17, 2009, each holder of Series A Convertible Preferred Stock may require us to purchase all or any portion of such holder’s Series A Convertible Preferred Stock for an amount per share equal to the stated value plus any accumulated but unpaid dividends thereon.
     After December 20, 2004 and until June 17, 2015, the holders of the warrants may acquire shares of common stock at an initial exercise price of $3.10 per share. The warrants are exercisable for cash or through a “cashless exercise” feature. The number of shares for which each warrant is exercisable is subject to adjustment in the event of stock splits, recapitalizations or reorganizations. Upon certain fundamental transactions, such as a merger, consolidation or reclassification of the common stock, each warrant will become exercisable for the same amount and kind of securities, cash or property as the holder would have been entitled to receive had it exercised the warrant for shares of common stock immediately prior to such event. If we declare any dividends on the common stock prior to the exercise of any warrant, such dividends will be payable to the holder upon the subsequent exercise of the warrant.

     The investors in the Series A financing entered into an Investor Rights Agreement in connection with the Series A financing pursuant to which the Series A investors were granted registration rights, the Advent Funds were granted the right to designate the Series A Director and EMC was granted Board observer rights. We are in the process of registering on Form S-3 the resale of common stock issuable upon conversion of the Series A Convertible Preferred Stock and exercise of the warrants. Under the provisions of our charter, the Series A investors have a contractual right to participate in future issuances of securities on a proportional basis, including any shares of common stock, any other equity securities including preferred stock, any option, warrant or other similar rights, and any debt securities convertible into capital stock.
     In connection with the Series A financing, the Series A investors, the company and The Canopy Group, Inc. (“Canopy”) entered into a Voting Agreement, pursuant to which, when any matter involving a significant corporation transaction (such as a merger, consolidation, liquidation, significant issuance of voting securities by the company, sale of significant company assets, or acquisition of significant assets or equity interest of another entity) is submitted to a vote of the company’s stockholders, Canopy has agreed that either (a) the common stock of the company that Canopy holds will be voted in proportion to the Series A investors’ votes on the matter, or (b) if Canopy wishes that any of its common stock be voted differently than in proportion to the Series A investors’ votes, Canopy will, if so required by a Series A investor, purchase from the Series A investor(s) with which the Canopy votes are not aligned all or any portion (as required by the Series A investor) of such investor’s Series A Convertible Preferred Stock. The per share price in any such purchase is to equal two times the sum of (x) the stated value of a share of Series A Convertible Preferred Stock plus (y) any accrued but unpaid dividends thereon. At any stockholder meeting at which members of the Board are to be elected and the Series A investors do not then have either a Series A Director on the Board or the power at such election to elect a Series A Director to the Board, Canopy has agreed to vote in favor of one nominee of the Advent Funds and the Series A investors have agreed to vote in favor of a Canopy nominee. Currently, Canopy beneficially owns approximately 41% of the company’s outstanding common stock (calculated assuming conversion of all outstanding Series A Preferred, but excluding outstanding options and warrants) and our director, Mr. Mustard, serves as Canopy’s Chief Executive Officer. We are a party to the agreement between Canopy and the Series A investors only for the limited purpose of monitoring that no contradictory voting agreement is entered on our books and records and ensuring that the record date for any meeting is set in a manner which will accommodate the time needed for the agreement’s processes to unfold between Canopy and the Series A investors.
     Our certificate of incorporation authorizes us to enter into indemnification agreements with each of our directors and officers. We have entered into indemnification agreements with our directors and officers, which provide for the indemnification of our directors or officers against any and all expenses, judgments, fines, penalties and amounts paid in settlement, to the fullest extent permitted by law.
     On March 31, 2005, we entered into a Severance and Release Agreement with Nicholas Boland, our former Senior Vice President of European Finance. The severance agreement addressed the terms and conditions of Mr. Boland’s termination effective May 31, 2005 as our Senior Vice President of European Finance, and his provision of consulting services to us thereafter.
     As severance, we paid Mr. Boland on June 30, 2005, €159,409, the equivalent of seven months of his then current annual salary and contribution for the 2005 year to his pension plan for the period June 1, 2005 to December 31, 2005 in the amount of €12,402. On May 31, 2005, we paid Mr. Boland a statutory redundancy payment of €25,800, an ex-gratia payment of €22,773. an amount equal to a month’s salary, a holiday entitlement payment, and €14,000 an amount equal to seven months of auto expenses. We will pay for his medical, dental and vision benefit premiums through March 31, 2006, and reimburse all out of pocket expenses he may incur that would have been covered under our existing executive medical plan had he been employed as an executive at the time. The Compensation Committee of the board of directors has accelerated the vesting of Mr. Boland’s stock options to purchase up to 29,154 shares of the company’s common stock as of April 1, 2005. During the seven month severance period, Mr. Boland is free to accept other employment. Mr. Boland agreed to a general release of all claims he has or may have against us, and to customary restrictions on his use of our proprietary information following his termination.
     Pursuant to a Consulting Agreement dated June 1, 2005 and in connection with the severance agreement, during the six month period following his effective termination date, Mr. Boland will provide consulting services to us on an hourly basis in the area of general financial management in return for consulting fees equal to €100 per hour beginning June 1, 2005 and ending December 31, 2005. The consulting agreement does not provide for maximum or minimum consulting services.
     On March 31, 2005, we entered into a Severance and Release Agreement with William (Bill) Decker, the company’s Senior Vice President of Business Development. The severance agreement addresses the terms and conditions of Mr. Decker’s termination effective March 31, 2005 as our Senior Vice President of Business Development and his provision of consulting services thereafter.

     As severance, we will pay Mr. Decker $90,200 an amount equal to six months of his current annual base salary to be paid-out during the nine month period following his employment termination date of March 31, 2005. For a period of six months following his employment termination date, we will continue to pay him $750 per month for his current automobile allowance and pay his premium for insurance coverage pursuant to COBRA if he elects such coverage, and reimburse him for other medical, vision and dental expenses he may incur that would have been covered under our existing executive medical plan had he been employed as an executive at the time. During the nine month severance period, Mr. Decker is free to accept other employment. Mr. Decker agreed to a general release of all claims he has or may have against us, and to customary restrictions on his use of our proprietary information following his termination.
     Pursuant to a Consulting Agreement dated April 1, 2005 and in connection with the severance agreement, during the nine month period following his effective termination date, Mr. Decker will provide consulting services to us on an hourly basis in the area of general business development in return for consulting fees equal to $125 per hour beginning April 1, 2005 and ending December 31, 2005. The Consulting Agreement does not provide for maximum or minimum consulting services.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit, Audit-Related and Tax Fees.
     The following table presents fees for professional services rendered by Grant Thornton LLP for fiscal years 2005 and 2004.
FEES PAID TO GRANT THORNTON LLP

	Audit	Audit-Related	Tax
	Fees($)	Fees($)(1)	Fees($)(2)

2005	486,299	61,373	128,722
2004	374,000	15,000	83,000

(1)	Audit related fees consisted principally of reviews of registration statements, issuance of consents and audits of financial statements of certain employee benefit plans.

(2)	Tax fees consisted principally of tax compliance and tax consulting services.
Financial Information Systems Design and Implementation Fees
     Grant Thornton LLP performed no services and no fees were incurred or paid relating to financial information systems design and implementation during fiscal years 2005 and 2004.
All Other Fees
     No other services and no other fees were incurred or paid to Grant Thornton LLP during fiscal years 2005 and 2004.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Audit
     Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.
     Prior to engagement of the independent auditor for the next year’s audit, our management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.
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

3.	Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.	Other fees are those associated with services not captured in the other categories. We generally do not request such services from the independent auditor.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of August 2005.

MTI TECHNOLOGY CORPORATION
By:	/s/ THOMAS P. RAIMONDI, JR.
Thomas P. Raimondi, Jr.
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
10.1	Employment Contract dated July 5, 2000 between Keith Clark and the Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.