Form 10-Q
period 2005-07-02
MTI TECHNOLOGY CORP
filed 2005-08-16
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
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
Registrant’s telephone number, including area code: (714) 481-7800
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of shares outstanding of the issuer’s common stock, $.001 par value, as of August 12, 2005 was 35,487,860

MTI TECHNOLOGY CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	July 2,	April 2,
	2005	2005
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$7,801	$12,191
Accounts receivable, less allowance for doubtful accounts and sales returns of $455 and $451 at July 2, 2005 and April 2, 2005, respectively	34,550	33,866
Inventories, net	3,742	3,723
Prepaid expenses and other receivables	6,655	6,971

Total current assets	52,748	56,751
Property, plant and equipment, net	474	708
Goodwill, net	5,184	5,184
Other	224	223

Total assets	$58,630	$62,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Line of credit	$3,667	$3,667
Current portion of capital lease obligations	27	78
Accounts payable	26,518	24,474
Accrued liabilities	9,809	9,489
Accrued restructuring charges	1,836	2,767
Deferred revenue	11,197	14,020

Total current liabilities	53,054	54,495

Deferred revenue	3,448	3,695

Total liabilities	56,502	58,190

Redeemable convertible preferred stock, 567 shares issued and outstanding at July 2, 2005, net of discount of $7,635 and $7,955 at July 2, 2005 and April 2, 2005, respectively	7,365	7,045

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 567 shares at July 2, 2005 and April 2, 2005, included in redeemable convertible preferred stock above	—	—
Common stock, $.001 par value; authorized 80,000 shares; issued and outstanding 35,387 and 35,159 shares at July 2, 2005 and April 2, 2005, respectively	35	35
Additional paid-in capital	145,455	145,345
Accumulated deficit	(147,392)	(143,768)
Accumulated other comprehensive loss	(2,834)	(3,376)
Deferred compensation	(501)	(605)

Total stockholders’ deficit	(5,237)	(2,369)

	$58,630	$62,886

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED
	JULY 2,	JULY 3,
	2005	2004
Net product revenue	$29,204	$17,204
Service revenue	10,127	8,832

Total revenue	39,331	26,036

Product cost of revenue	23,481	13,096
Service cost of revenue	7,772	6,893

Total cost of revenue	31,253	19,989

Gross profit	8,078	6,047

Operating expenses:
Selling, general and administrative	9,274	7,744
Restructuring charges	894	—

Total operating expenses	10,168	7,744

Operating loss	(2,090)	(1,697)

Interest and other expense, net	(63)	(147)
Gain (loss) on foreign currency transactions	(840)	53

Loss before income taxes	(2,993)	(1,791)
Income tax expense (benefit)	10	(2)

Net loss	(3,003)	(1,789)

Amortization of preferred stock discount	(320)	(77)
Dividend on preferred stock	(300)	(53)

Net loss applicable to common shareholders	$(3,623)	$(1,919)

Net loss per share applicable to common shareholders:
Basic and diluted	$(0.10)	$(0.06)

Weighted-average shares used in per share computations:
Basic and diluted	35,210	34,555

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	JULY 2,	JULY 3,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,003)	$(1,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	211	252
Provision for (recovery of) losses on accounts receivable, net	5	(9)
Provision for inventory obsolescence	128	408
Restructuring charges	894	—
Non-cash compensation from issuance of restricted stock	62	—
Changes in assets and liabilities:
Accounts receivable	(443)	2,285
Inventories	(126)	(1,074)
Prepaid expenses, other receivables and other assets	399	1,813
Accounts payable	2,196	(2,007)
Accrued and other liabilities	(1,556)	(799)
Deferred revenue	(3,072)	(960)

Net cash used in operating activities	(4,305)	(1,880)

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(5)	(101)
Proceeds from the sale of property, plant and equipment	—	31

Net cash used in investing activities	(5)	(70)

Cash flows from financing activities:
Proceeds from exercise of options	240	126
Proceeds from issuance of preferred stock, net of transaction costs	(87)	14,556
Payment of capital lease obligations	(51)	(46)

Net cash provided by financing activities	102	14,636

Effect of exchange rate changes on cash	(182)	49

Net increase (decrease) in cash and cash equivalents	(4,390)	12,375

Cash and cash equivalents at beginning of period	12,191	3,017

Cash and cash equivalents at end of period	7,801	15,752

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	56	113
Income taxes	31	—

Non-cash investing and financing activities:
Accrued dividends on preferred stock	300	53
See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited – dollar amounts in thousands)
1.	Summary of Significant Accounting Policies
     Company
     MTI Technology Corporation (MTI or the “Company”) is a total information storage infrastructure solutions provider that offers a wide range of storage systems, software, services and solutions that are designed to help organizations get more value from their information and maximize their information technology (IT) assets. In March 2003, MTI became a reseller and service provider of EMC Automated Networked Storage™ systems and software, pursuant to a reseller agreement with EMC Corporation, a world leader in information storage systems software, networks and services. Although it focuses primarily on EMC products, the Company also supports and services customers that continue to use MTI-branded RAID controller technology and partnered independent storage technology. The terms of the EMC reseller agreement do not allow the Company to sell data storage hardware that competes with EMC products. As an EMC reseller, MTI combines its core services capabilities, including storage networking assessment, installation, resource management and enhanced data protection, with the complete line of EMC Automated Networked Storage systems and software, focusing on the CLARiiON® family of systems. MTI designs and implements solutions that incorporate a broad array of third party products to meet customer requirements in the areas of storage area networks, network attached storage, high-availability systems for enhanced business continuance, data protection systems incorporating enhanced backup and recovery, Information Lifecycle Management, archiving and tape automation. The Company also enhances the value of its storage solutions through its 24 hour, seven days per week support and service infrastructure, which includes an international network of on-site field engineers, a storage solution laboratory, and global technical support centers. The sale of EMC products accounted for 86% and 79% of total product revenue for the three months ended July 2, 2005 and July 3, 2004, respectively.
     Overview
     The interim condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2005. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of July 2, 2005 and the results of operations and cash flows for the three-month periods ended July 2, 2005 and July 3, 2004. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.
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
     Hardware revenue
     Hardware revenue consists of the sale of disk and tape based hardware. The Company recognizes revenue pursuant to Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) and Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104). In accordance with these revenue recognition guidelines, revenue is recognized for a unit of accounting when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	fee is fixed or determinable; and

•	collectability is reasonably assured.
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
     Software revenue
     The Company sells various software products ranging from software that is embedded in the hardware to add-on software that can be sold on a stand-alone basis. Software that is embedded in the hardware consists of tools that provide a user-interface and assist the customer in the configuration of storage disks as well as provide performance monitoring and troubleshooting features. This software can not be sold on a stand-alone basis and is not a significant part of sales or marketing efforts. This embedded software is considered incidental to the hardware and is not recognized as a separate unit of accounting apart from the hardware. If a maintenance contract is sold related to this software, it is accounted for in accordance with EITF 00-21, whereby the total arrangement revenue is first allocated to the maintenance contract based on fair value and the remaining arrangement revenue is allocated to the hardware elements in the transaction. Revenue from maintenance contracts is recognized ratably over the term of the contract.
     The Company also sells application software that is sold as add-on software to existing hardware configurations. This software is generally loaded onto a customers’ host CPU and provides additional functionality to the storage environment, such as assisting in data back-up, data migration and mirroring data to remote locations. Based on the factors described in footnote two of SOP 97-2, the Company considers this type of software to be more-than-incidental to hardware components in an arrangement. This assessment is based on the fact that the software can be sold on a stand-alone basis and that generally, maintenance contracts are sold with the software. Software products that are considered more-than-incidental are treated as a separate unit of accounting apart from the hardware and the related software product revenue is recognized upon delivery to the customer. The Company accounts for software that is more-than-incidental in accordance with SOP 97-2, as amended by SOP 98-9, whereby the total arrangement revenue is first allocated to the software maintenance contract based on vendor specific objective evidence (VSOE) of fair value and is recognized ratably over the term of the contract. VSOE is established based on stand-alone renewal rates. The remaining revenue from the sale of software products is recognized at the time the software is delivered to the customer, provided all the revenue recognition criteria noted above have been met, except collectibility must be deemed probable under SOP 97-2 versus reasonably assured under SAB 104.
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
     Multiple element arrangements
     The Company considers sales contracts that include a combination of systems, software or services to be multiple element arrangements. Revenue related to multiple element arrangements is separated in accordance with EITF 00-21 and SOP 97-2. If an arrangement includes undelivered elements, the Company uses the residual method, whereby it defers the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Discounts are allocated only to the delivered elements. Fair value is determined by examining renewed service contracts and based upon the price charged when the element is sold separately or, for transactions accounted for under EITF 00-21, prices provided by vendors if sufficient stand-alone sales information is not available. Undelivered elements typically include installation, training, warranty, maintenance and professional services.
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
     The Company may allow customers that purchase new equipment to trade in used equipment to reduce the purchase price under the sales contract. These trade-in credits are considered discounts and are allocated to the delivered elements in accordance with EITF 00-21. Thus, product revenue from trade-in transactions is recognized net of trade-in value.
     Shipping
     Products are generally drop-shipped directly from suppliers to MTI’s customers. Upon the supplier’s delivery to a carrier, title and risk of loss pass to the Company. Revenue is recognized at the time of shipment when shipping terms are Free Carrier (FCA) shipping point as legal title and risk of loss to the product pass to the customer. For FCA destination shipments, revenue is recorded upon delivery to the customer. For legacy MTI product sales during 2005 and previously, the product was shipped from the Company’s facility in Ireland. Subsequent to the closure of the Ireland facility, legacy product is shipped from MTI’s facility in England. MTI retains title and risk of loss until the product clears U.S. customs and therefore revenue is not recognized until the product clears customs for FCA origin shipments and upon delivery to the customer for FCA destination shipments.
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
     The following table shows pro forma net loss as if the fair value method of Statement 123 had been used to account for stock-based compensation expense:

	THREE MONTHS ENDED
	July 2,	July 3,
	2005	2004
Net loss applicable to common shareholders, as reported	$(3,623)	$(1,919)

Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	—	—

Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(686)	(903)

Pro forma net loss	$(4,309)	$(2,822)

Net loss per share:
Basic and diluted, as reported	$(0.10)	$(0.06)

Basic and diluted, pro forma	$(0.12)	$(0.08)

     The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The following represents the weighted-average fair value of options granted and the assumptions used for the calculations:

	JULY 2,	JULY 3,
	2005	2004
Weighted-average fair value of options granted	$1.20	$2.07
Expected volatility	0.9	0.7
Risk-free interest rate	3.84%	3.62%
Expected life (years)	5.0	5.0
Dividend yield	—	—
     The Black-Scholes option valuation model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.
     In December 2004, the FASB issued Statement 123R, “Share-Based Payment. Statement 123R is a revision of Statement 123 and supersedes APB 25. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, generally the vesting period. The Company is required to adopt Statement 123R in the first quarter of fiscal year 2007. Management has not yet determined the method it will use to value options under Statement 123R and therefore has not yet determined the impact of the adoption of Statement 123R on the consolidated financial statements. The future results will be impacted by the number and value of additional stock option grants as well as the value of existing unvested options. The adoption of statement 123R will result in increased operating expenses beginning in the first quarter of fiscal 2007.

2.	Restructuring and Other Reductions in Staff
     The Company implemented restructuring programs to reduce its cost structure as a result of a shift in focus from developing technology to becoming a product integrator and reseller as well as to simplify the European operating structure. The activity for each restructuring plan is described below:
     2005 Restructuring Plan
     In the fourth quarter of fiscal year 2005, the Company implemented plans to restructure its European operations. This plan was initiated primarily in order to reduce operating costs and reduce duplication of processes throughout the European operations. The 2005 restructuring plan primarily involved the closure of the Dublin, Ireland facility and the consolidation of European finance functions within the Weisbaden, Germany facility. The Company recorded a charge of $2,024 in the fourth quarter of fiscal 2005 associated with this restructuring.
     The activity for the 2005 restructuring plan for the three months ended July 2, 2005 is presented below:

Facilities Charges:
Balance as of April 2, 2005	$930
Add: current quarter restructuring charges	—
Less: current quarter utilization	(125)

Balance as of July 2, 2005	805

Workforce reduction:
Balance as of April 2, 2005	941
Add: current quarter restructuring charges	744
Less: current quarter utilization	(1,501)

Balance as of July 2, 2005	184

Total accrued 2005 restructuring plan, as of July 2, 2005	$989

     The fiscal 2006 workforce reduction charge of $744 is related to the termination of certain positions within the European and domestic operations. These employees were considered part of the 2005 restructuring plan, but were not notified of termination until the first quarter of fiscal 2006. As noted in the table above, $1,501 in severance payments were paid during the first quarter of fiscal 2006. The remaining payments are expected to be paid during the second and third quarters of fiscal year 2006.
     2002 Restructuring Plan
     Due to a reduction in volume as well as a shift in focus from developing technology to becoming a product integrator, the Company initiated a restructuring plan in the fourth quarter of fiscal year 2002. It was determined that certain underutilized facilities would be exited and a significant number of positions, primarily in sales, marketing, research and development and manufacturing would be terminated. It was also determined that the Company’s manufacturing and integration facility would be consolidated in Dublin, Ireland. The majority of the restructuring actions were completed by the first quarter of fiscal year 2003.
     The activity for the 2002 restructuring plan for the three months ended July 2, 2005 is presented below:

Facilities Charges:
Balance as of April 2, 2005	$896
Add: Current quarter restructuring charge	150
Less: Current quarter utilization	(199)

Balance as of July 2, 2005	847

     The fiscal 2006 facilities charge of $150 was due to lower than expected sublease income related to our abandoned facility in Sunnyvale, CA.

3.	Composition of Certain Financial Statement Captions
     Inventories consist of the following:

	JULY 2,	APRIL 2,
	2005	2005
	(UNAUDITED)
Service spares and components	$811	$877
Finished goods	2,931	2,846

	$3,742	$3,723

Prepaid expenses and other receivables are summarized as follows:

	JULY 2,	APRIL 2,
	2005	2005
	(UNAUDITED)
Prepaid maintenance contracts	$5,301	$5,252
Other	1,354	1,607

	$6,655	$6,859

Accrued liabilities are summarized as follows:

	JULY 2,	APRIL 2,
	2005	2005
	(UNAUDITED)
Salaries and benefits	$3,676	$3,273
Sales tax	2,029	2,602
Customer deposits	1,022	990
Preferred stock dividends	1,253	953
Commissions	589	694
Warranty costs	517	598
Other	723	379

	$9,809	$9,489

     Product warranties
     Generally, the Company sells EMC hardware products with a two or three year warranty and EMC software products with a 90-day warranty. For proprietary hardware products, the Company generally provides its customers with a warranty against defects for one year domestically and for two years internationally. The Company maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. Upon expiration of the warranty, the Company may sell extended maintenance contracts to its customers. The Company records revenue from equipment maintenance contracts as deferred revenue when billed and it recognizes this revenue as earned over the period in which the services are provided, primarily straight-line over the term of the contract. The accrual for warranty costs has decreased due to lower warranty call volume and lower warranty costs resulting from improved utilization rates.
     The changes in the Company’s warranty obligation are as follows:

THREE MONTHS ENDED
JULY 2, 2005
Balance at beginning of period	$598
Current period warranty charges	109
Current period utilization	(190)

$517

4.	Line of Credit
     The Company has an agreement with Comerica Bank for a line of credit of $7,000 at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by Canopy. On June 15, 2005, the Company received an extension on the letter of credit for $7,000 until June 30, 2006. Also on June 15, 2005, the Company renewed the line of credit with Comerica for $7,000 until May 31, 2006. As of July 2, 2005, there was $3,667 outstanding under the Comerica Loan Agreement.
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
     The Company had previously granted a security interest in all of its personal property assets to Canopy as security for the Company’s obligations to Canopy in connection with Canopy’s guaranty of the Company’s indebtedness to Comerica Bank. To enable the Company to pledge the collateral described above to EMC, Canopy delivered to the Company a waiver and consent releasing Canopy’s security interest in the collateral to be pledged to EMC and consenting to the transaction. As part of the waiver and consent, the Company agreed not to increase its indebtedness to Comerica Bank above its then-current outstanding balance of $5,500, and to make a principal repayment to Comerica equal to $1,833 on each of February 15, 2005, May 15, 2005 and August 15, 2005 in order to eliminate the Company’s outstanding indebtedness to Comerica. The Company made the first payment on February 15, 2005 but has not yet made the May 15, 2005 payment. The Company is currently negotiating with Canopy the terms of an amendment to its waiver and consent which would terminate the requirement to pay down the outstanding indebtedness to Comerica.
     Both the Comerica Loan Agreement and the EMC Security Agreement contain negative covenants placing restrictions on the Company’s ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. The Company believes it is currently in compliance with all of the terms of the Comerica Loan Agreement and the EMC Security Agreement, other than the payment described above, and that it will remain in compliance. Upon an event of default, Comerica may terminate the Comerica Loan Agreement and declare all amounts outstanding immediately due and payable.
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
     In the third quarter of fiscal year 2004, the Company received notice of re-assessment from the French Treasury. The French tax authorities have argued that the Company’s French subsidiary should have paid VAT on the waiver of intercompany debts granted by its U.S. parent company and by its Irish subsidiary. As of July 2, 2005, the amount of re-assessment is estimated to be $353 related to fiscal years 2002 and 2001. Through discussions with its tax advisors, management believes that intercompany debt waivers are not subject to VAT and therefore believes that this re-assessment is without merit and it is not probable that it will be required to pay the re-assessed amounts. The Company has appealed this re-assessment and is awaiting response from the French taxing authorities.

6.	Net Loss per Share
     The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	THREE MONTHS ENDED
	JULY 2,	JULY 3,
	2005	2004
Numerator:
Net loss	$(3,003)	$(1,789)
Amortization of preferred stock discount	(320)	(77)
Dividend on preferred stock	(300)	(53)

Net loss applicable to common shareholders	$(3,623)	$(1,919)

Denominator:
Denominator for net loss per share, basic and diluted weighted-average shares outstanding	35,210	34,555

Net loss per share applicable to common shareholders, basic and diluted	$(0.10)	$(0.06)

     Options and warrants to purchase 13,198 and 12,493 shares of common stock were outstanding at July 2, 2005 and July 3, 2004, respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive. The common share equivalents related to the convertible preferred stock were not included in the computation of diluted earnings per share as the effect would be anti-dilutive for all periods presented.
7.	Business Segment and International Information
     The Company is a total information storage infrastructure solutions provider for the mid-range enterprise market and has one reportable business segment. The Company has two operating segments which are identified by geographic regions, United States and Europe. These operating segments are aggregated into one reporting segment as they have similar economic characteristics. The Company’s operations are structured to achieve consolidated objectives. As a result, significant interdependence and overlap exists among the Company’s geographic areas. Accordingly, revenue, operating loss and identifiable assets shown for each geographic area may not be the amounts which would have been reported if the geographic areas were independent of one another. Revenue and transfers between geographic areas are generally priced to recover cost, plus an appropriate mark-up for profit. Operating loss is revenue less cost of revenues and direct operating expenses.
A summary of the Company’s operations by geographic area is presented below:

	THREE MONTHS ENDED
	JULY 2,	JULY 3,
	2005	2004
Revenue:
United States	$23,390	$16,257
Germany	6,157	4,077
France	6,423	3,296
United Kingdom	3,361	2,084
Ireland	—	322

Total revenue	39,331	$26,036

Operating income (loss):
United States	$(796)	$(1,133)
Germany	(74)	(87)
France	(575)	(157)
United Kingdom	(172)	(340)
Ireland	(473)	20

Total operating loss	$(2,090)	$(1,697)

	JULY 2, 2005	April 2, 2005
Identifiable assets:
United States	$30,083	$29,431
Germany	7,718	11,133
France	10,635	12,985
United Kingdom	4,604	3,587

	JULY 2, 2005	April 2, 2005
Ireland	406	546

Tangible assets	53,446	57,682
Goodwill — United States	3,059	3,059
Goodwill — Europe	2,125	2,125

Total assets	$58,630	$62,866

     No single customer accounted for more than 10% of revenue for the three-months ended July 2, 2005 and July 3, 2004.
8.	Comprehensive Loss
     The components of comprehensive loss are as follows:

	THREE MONTHS ENDED
	JULY 2,	JULY 3,
	2005	2004
Net loss	$(3,003)	$(1,789)
Foreign currency translation adjustment	542	(116)

Total comprehensive loss	$(2,461)	$(1,905)

9.	Related Party Transactions
     In the normal course of business, the Company sells and purchases goods and services to and from companies affiliated with Canopy. Goods and services purchased from companies affiliated with Canopy were $30 for both the three months ended July 2, 2005 and July 3, 2004. There were no goods and services sold to companies affiliated with Canopy for the three months ended July 2, 2005 and July 3, 2004. At July 2, 2005, there was no outstanding amount due to or from companies affiliated with Canopy. Through December 17, 2004, Ralph J. Yarro III, one of the Company’s Directors, was a Director, President and Chief Executive Officer of Canopy. Also through December 17, 2004, Darcy G. Mott, one of the Company’s Directors, was Vice President, Treasurer and Chief Financial Officer of Canopy. Effective March 10, 2005, Mr. Yarro and Mr. Mott resigned from their positions as Directors of the Company. During the first quarter of fiscal year 2006, the Company appointed Mr. William Mustard to the Board of Directors of the Company. Mr. Mustard replaced Mr. Yarro as President and CEO of Canopy. As of July 2, 2005, Canopy beneficially owned 35% of the Company’s common stock.
     As discussed in Note 10, EMC was a participating investor in the Series A convertible preferred stock offering. EMC contributed $4,000 of the $15,000 in gross proceeds and as of July 2, 2005, beneficially owned 1,945 shares of the Company’s common stock. As of July 2, 2005, there was $16,400 payable to EMC and $606 receivable from EMC. The sale of EMC products represented 86% and 79% of product revenue for the three months ended July 2, 2005 and July 3, 2004 respectively. The Company has retained the services of one EMC employee, who acts in a consulting capacity in the Company’s professional service business at an annual cost of $400.
10.	Stock Issuance
     Restricted Stock
     During the fourth quarter of fiscal year 2005, the Company granted 200 shares of restricted stock to the Company’s CEO. Based on the fair market value at the date of grant, the Company will record $540 in compensation expense ratably over the vesting period of the restricted stock. The restricted stock vests one-third on the first anniversary date of the grant and the remaining two-thirds vests monthly thereafter over the following two years. The shares will be fully vested on the third anniversary date of the grant. The Company recorded $45 in compensation expense for the three months ended July 2, 2005 related to these shares.
     During the third quarter of fiscal year 2004, the Company granted 85 shares of restricted stock to employees. Based on the fair market value at the date of grant, the Company will record $271 in compensation expense ratably over the vesting period of the restricted stock. The restricted stock vests 50% at the end of the first year and the remaining 50% at the end of the second year. The Company recorded $17 and $34 in compensation expense the three months ended July 2, 2005 and July 3, 2004, respectively.
     Series A Convertible Preferred Stock

     On June 17, 2004, the Company sold 567 shares of Series A Convertible Preferred Stock (the “Series A”) in a private placement financing at $26.46 per share, which raised $13,477 in net proceeds. The sale included issuance of warrants to purchase 1,624,308 shares of the Company’s common stock at an exercise price of $3.10 per share. The warrants are exercisable on or after December 20, 2004, and expire on June 17, 2015. The shares of common stock into which the warrants are exercisable represent twenty-five percent (25%) of the aggregate number of shares of common stock into which the Series A are convertible plus an additional 207,315 shares of common stock. Each share of the Series A is convertible into common stock any time at the direction of the holders, at an initial conversion rate of ten shares of common stock for each share of Series A, subject to adjustments upon certain dilutive issuances of securities by the Company. The Series A is convertible into common stock at the initial stated Series A price per share. As part of the private placement, a representative of the investors has joined the Company’s Board of Directors. EMC was a participating investor in the private placement, contributing $4,000 of the $15,000 gross proceeds raised.
     The Series A contains a beneficial conversion discount as the Series A was priced based on 90% of the average closing price of the Company’s common stock during the 20 trading days prior to the Series A issuance. The beneficial conversion discount is computed at $8,835 including $3,000 attributable to the warrants. The estimated fair value of the warrants was computed using the Black-Scholes model and the following assumptions: Risk free rate – 4.71%; Volatility – 87%; Expected life – 10 years. The beneficial conversion discount is amortized as a non-cash charge to retained earnings, and included in the computation of earnings per share, over the five year period using the effective interest method from the Series A issuance date until the first available redemption date. Amortization of the beneficial conversion discount for the three months ended July 2, 2005 and July 3, 2004 was $320 and $77, respectively. At July 2, 2005, the Series A is recorded net of the unamortized portion of the $7,635 beneficial conversion discount.
     The Series A carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. At July 2, 2005, the Company had accrued dividends of $1,253. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series A will be senior in all respects to all other equity holders of the Company. The Company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.
     Beginning in June 2009, the holders of the Series A will have the right to require the Company to redeem all or any portion of the Series A for an amount equal to 100% of the Series A at its stated value plus accrued but unpaid dividends. Beginning in June 2009, the Company may redeem all or any portion of the Series A at the greater of (i) the fair market value of the Series A redeemed based upon the underlying fair value of the common stock into which the preferred stock is convertible, or (ii) the stated value of the Series A redeemed, plus accrued and unpaid dividends. Given that the investor redemption right is outside the control of the Company, the Series A was recorded outside of permanent equity.
     The Series A is entitled to 8.5369 votes per share on all matters, except the election of directors, where the Series A has the right to elect one director to the Board. The Series A has certain approval rights as well. Pursuant to the terms of a related investors’ rights agreement, the Company has agreed to register the sale of shares of common stock issuable upon conversion of the Series A. The Company is in the process of registering these shares, however, the related registration statement is not yet effective. As part of the private placement financing, the Series A investors and Canopy entered into a proxy agreement whereby the Series A investors are able to vote Canopy’s shares as it relates to certain significant corporate transactions (see further discussion in “Factors That May Affect Future Results” in Part 7 of our Form 10-K for the fiscal year ended April 2, 2005). Subsequent to the private placement, the Series A investors beneficially owned 14% of the Company’s outstanding common stock. Together, assuming conversion of the Series A into common stock, Canopy and the Series A investors beneficially own 49% of the Company’s outstanding common stock, excluding options and warrants.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements and Safe Harbor
          This Quarterly Report on Form 10-Q contains statements relating to MTI Technology Corporation (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. All statements included in this report that are not historical or based on historical facts constitute “forward-looking statements” that involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, the statements in the “Outlook” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations, and statements about our:
•	beliefs that we were successful in prior periods with offsetting declines in certain revenue sources with increases in certain other revenue sources;

•	expectations regarding future levels of service revenue and growth in our professional services business;

•	plans regarding our growth in numbers of employees;

•	expectations regarding product revenue growth;

•	expectations regarding our ability to penetrate new and existing markets and to add new accounts;

•	anticipated future net product margins;

•	business plans and strategies and the expected results of our efforts; and

•	beliefs regarding the adequacy of our capital resources.
          Our expectations, beliefs, anticipations, objectives, intentions, plans and strategies regarding the future are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, and actual events that occur, to differ materially from results contemplated by the forward-looking statement. These risks and uncertainties include, but are not limited to:
•	our dependence on EMC Corporation as the main supplier for our storage solutions, and any supply disruptions or cost increases related to the EMC products we sell;

•	our ability to obtain any additional financing that we may need in the future on acceptable terms or at all;

•	EMC’s ability to develop new products that meet changing marketplace demands;

•	our ability to compete in our markets;

•	the success of our cost reduction initiatives;

•	risks associated with our international sales and services; and

•	risks that our critical accounting policies and estimates may differ from actual results.
          The forward-looking statements in this report are subject to additional risks and uncertainties, including those set forth herein under the heading “Certain Business Risks” and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Investors in our common stock are cautioned not to place undue reliance on our forward-looking statements. We urge you to review and carefully consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission.
Overview and Executive Summary
          In March 2003, we became a reseller and service provider of EMC Automated Networked Storage™ systems and software, pursuant to a reseller agreement with EMC Corporation. The shift in strategy from a developer of technology to a reseller of third-party solutions has had the following primary financial implications:
•	We have significantly increased product revenue in the past two years. We recorded product revenue of $93.7 million in fiscal 2005, a 102% increase from fiscal 2004. Furthermore, we recorded product revenue of $29.2 million in the first quarter of fiscal 2006, a 70% increase from the same quarter of the prior year, and significantly increased the number of new customers. In order to achieve this revenue growth, we invested heavily in sales and service resources which led to increased losses in fiscal 2005.

•	Maintenance revenue has been negatively impacted due to the comprehensive warranty carried by EMC products. We resell EMC hardware products with up to a three year warranty with a seven day, twenty-four hour service level. In contrast, MTI proprietary products were generally sold with a one year warranty with a five day, nine hour service level. Therefore, the sale of proprietary products provided an opportunity to generate maintenance revenue earlier due to the shorter warranty period and allowed the Company to generate maintenance revenue during the warranty period by selling maintenance contracts increasing the service level to seven days a week, twenty-four hours a day. In fiscal 2005 and in the first quarter of fiscal 2006, we believe we were successful in offsetting the decline in our legacy maintenance base with increased professional service revenue as well as software maintenance contracts on new technology installations.

•	We eliminated research and development and manufacturing costs and significantly reduced marketing expenses. These cost reductions were primarily the result of reductions in staff and the abandonment of underutilized facilities.

•	As a product reseller, we have experienced reduced product margins, as compared to margins on internally developed products.
          Our exclusive reliance on EMC products as our core product solution has inherent challenges, such as obtaining sufficient product quantities to satisfy customer requirements, developing the ability to ship products to meet customer imposed deadlines, developing the ability to control the cost of the product, and reliance on the ability of EMC to respond to changing technology.
Outlook
          The following information summarizes management’s outlook for fiscal 2006:
•	We expect that service revenue will increase during fiscal 2006 due to anticipated growth in our professional service business as well as continued sales of software and hardware maintenance contracts. We expect the growth to be slower in the first half of fiscal 2006 and accelerate in the later part of the year. We expect this growth to follow the integration of our newly hired personnel and the expiration of warranties on EMC products sold in fiscal 2004. In addition, if sales of EMC products increase, we expect that sales of related software and back-up products, which typically carry shorter warranty periods, will also increase and provide an opportunity for increased maintenance contracts in future years.

•	In fiscal 2006, we plan to moderate our headcount additions and focus on improving the efficiency and utilization of our professional services delivery. We also plan to leverage the investment we have made in our services business and expect service margin percentage to improve as a result of more efficient delivery of our professional service offerings, additional service offerings, and increased maintenance revenue from the sale of software and hardware contracts on EMC products.

•	We expect that product revenue will continue to grow during fiscal 2006 as we strive to leverage the investment we have made in increased sales headcount. We expect that our total solutions provider strategy will allow us to further penetrate the mid-enterprise storage market and continue to add new-name accounts.

•	If we are able to successfully execute our strategy, we anticipate future net product margins to range between 20% and 25%. We expect near term product margins to be at the lower end of this range. This margin increase is expected to be driven primarily by the introduction of additional product offerings.

•	We believe that as we continue to execute our strategy, we will see improved liquidity through cash generated by operating activities. We believe that our current working capital and availability under the Comerica credit facility is adequate to fund operations at least through fiscal 2006.
Critical Accounting Policies
          The preparation of the consolidated financial statements requires estimates and judgments that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities. Critical accounting policies are defined as those that are most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and could potentially produce materially different results under different assumptions and conditions. For a detailed discussion of the application of the following critical accounting policies and other accounting policies, see the Notes to the Consolidated Financial Statements on our Form 10-K for the year ended April 2, 2005.

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
Hardware Revenue
          Hardware revenue consists of the sale of disk and tape based hardware. We recognize revenue pursuant to Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) and Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104). In accordance with these revenue recognition guidelines, revenue is recognized for a unit of accounting when all of the following criteria are met:
          •     persuasive evidence of an arrangement exists;
          •     delivery has occurred;
          •     fee is fixed or determinable; and
          •     collectability is reasonably assured.
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
          Product returns are estimated in accordance with Statement of Financial Accounting Standards No. (Statement) 48, “Revenue Recognition When Right of Return Exists.” Customers have a limited right of return which allows them to return non-conforming products. Accordingly, reserves for estimated future returns are provided in the period of sale based on contractual terms and historical data and are recorded as a reduction of revenue. We also ensure that the other criteria in Statement 48 have been met prior to recognition of revenue: the price is fixed or determinable; the customer is obligated to pay and there are no contingencies surrounding the obligation or the payment; the customer’s obligation would not change in the event of theft or damage to the product; the customer has economic substance; the amount of returns can be reasonably estimated and we do not have significant obligations for future performance in order to bring about resale of the product by the customer.
Software revenue
          We sell various software products ranging from software that is embedded in the hardware to add-on software that can be sold on a stand-alone basis. Software that is embedded in the hardware consists of tools that provide a user-interface and assist the customer in the configuration of storage disks as well as provide performance monitoring and troubleshooting features. This software can not be sold on a stand-alone basis and is not a significant part of sales or marketing efforts. This embedded software is considered incidental to the hardware and is not recognized as a separate unit of accounting apart from the hardware. If a maintenance contract is sold related to this software, it is accounted for in accordance with EITF 00-21, whereby the total arrangement revenue is first allocated to the maintenance contract based on fair value and the remaining arrangement revenue is allocated to the hardware elements in the transaction. Revenue from maintenance contracts is recognized ratably over the term of the contract.
          We also sell application software that is sold as add-on software to existing hardware configurations. This software is generally loaded onto a customers’ host CPU and provides additional functionality to the storage environment, such as assisting in data back-up, data migration and mirroring data to remote locations. Based on the factors described in footnote two of SOP 97-2, we consider this type of software to be more-than-incidental to hardware components in an arrangement. This assessment is based on the fact that the software can be sold on a stand-alone basis and that generally, maintenance contracts are sold with the software. Software products that are considered more-than-incidental are treated as a separate unit of accounting apart from the hardware and the related software product revenue is recognized upon delivery to the customer. We account for software that is more-than-incidental in accordance with SOP 97-2, as amended by SOP 98-9, whereby the total arrangement revenue is first allocated to the software maintenance contract based on vendor specific objective evidence (VSOE) of fair value and is recognized ratably over the term of the contract. VSOE is established based on stand-alone renewal rates. The remaining revenue from the sale of software products is recognized at the time the software is delivered to the customer, provided all the revenue recognition criteria noted above have been met, except collectability must be deemed probable under SOP 97-2 versus reasonably assured under SAB 104.

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
Multiple element arrangements
          We consider sales contracts that include a combination of systems, software or services to be multiple element arrangements. Revenue related to multiple element arrangements is separated in accordance with EITF 00-21 and SOP 97-2. If an arrangement includes undelivered elements, we use the residual method, whereby we defer the fair value of the undelivered elements with the residual revenue allocated to the delivered elements. Discounts are allocated only to the delivered elements. Fair value is determined by examining renewed service contracts and based upon the price charged when the element is sold separately or, for transactions accounted for under EITF 00-21, prices provided by vendors if sufficient stand-alone sales information is not available. Undelivered elements typically include installation, training, warranty, maintenance and professional services.
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
          We may allow customers that purchase new equipment to trade in used equipment to reduce the purchase price under the sales contract. These trade-in credits are considered discounts and are allocated to the delivered elements in accordance with EITF 00-21. Thus, product revenue from trade-in transactions is recognized net of trade-in value.
Shipping
          Products are generally drop-shipped directly from suppliers to our customers. Upon the supplier’s delivery to a carrier, title and risk of loss pass to MTI. Revenue is recognized at the time of shipment when shipping terms are Free Carrier (FCA) shipping point as legal title and risk of loss to the product pass to the customer. For FCA destination shipments, revenue is recorded upon delivery to the customer. For legacy MTI product sales during 2005 and previously, the product was shipped from our facility in Ireland. Subsequent to the closure of the Ireland facility, legacy product is shipped from our facility in England. MTI retains title and risk of loss until the product clears U.S. customs and therefore revenue is not recognized until the product clears customs for FCA origin shipments and upon delivery to the customer for FCA destination shipments.
          Significant estimates which impact the timing and classification of revenue involve the calculation of fair value of the undelivered elements in a multi-element arrangement. If the fair value of the undelivered elements changes, the timing and classification of revenue could be impacted.
Product warranty. We maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty calls and repair cost. In the third quarter of fiscal year 2004, we reviewed our historical costs of warranty for EMC products sold since the inception of the reseller agreement with EMC on March 31, 2003. We have updated this review on a quarterly basis through the first quarter of fiscal year 2006. Based on these reviews, and given the favorable warranty rate experienced on EMC products, we determined that it was not necessary to record any additional provision for warranty related to EMC products for the third and fourth quarters of fiscal year 2004 and in the first quarter of fiscal year 2005. In the second quarter of fiscal year 2005, we began recording additional warranty provision based on expected future warranty claims. We expect to continue to assess the adequacy of the warranty accrual each quarter. Should actual warranty calls and repair cost differ from our estimates, the amount of actual warranty costs could materially differ from our estimates.
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
Income taxes. We are required to estimate our income taxes, which includes estimating our current income taxes as well as measuring the temporary differences resulting from different treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets or liabilities. We apply Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (Statement 109). Under the asset and liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse, net of a valuation allowance. We have recorded a full valuation allowance against our deferred tax assets as management has determined that it is more likely than not that these assets will not be utilized. In the event that actual results differ from our estimates, our provision for income taxes could be materially impacted.
Valuation of goodwill. We assess the impairment of goodwill in accordance with Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (Statement 142), on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends. We completed our annual assessment for goodwill impairment in the fourth quarter of fiscal year 2005. Based upon factors such as the market valuation approach, comparison between the reporting units’ estimated fair value using discounted cash flow projections over the next three years, and carrying value, we concluded that there was no impairment of our goodwill. Changes in assumptions and estimates included within this analysis could produce significantly different results than those identified above and those recorded in the consolidated financial statements. No events occurred in the first quarter of fiscal year 2006 that caused us to further update our goodwill impairment assessment. We plan to update our assessment during the fourth quarter of fiscal year 2006 or as other facts and circumstances indicate.
Inventories. Our inventory consists of logistics inventory and production inventory. Logistics inventory is used for product under maintenance contracts and warranty, and is not held for re-sale. As of July 2, 2005, we had net logistics inventory of $0.8 million, the majority of which is related to legacy products, and net production inventory of $2.9 million. Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and future sales forecasts. Historically, we used rolling forecasts based upon anticipated product orders to determine our component and product inventory requirements. As a reseller, we procure inventory primarily upon receipt of purchase orders from customers and as a result we believe the risk of EMC production inventory obsolescence is low. Our allowance for logistics inventory is calculated based on a review of legacy product lifecycles and comparison to current and projected legacy maintenance revenue. As maintenance contracts expire and are not renewed, the amount of logistics inventory needed to support the legacy installed base decreases. Management regularly evaluates the useful life of the logistics inventory relative to the remaining legacy maintenance contracts. If we overestimate our product or component requirements, we may have excess inventory, which could lead to additional excess and obsolete charges.

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

	FOR THE THREE MONTHS ENDED
	JULY 2,	JULY 3,
	2005	2004
Net product revenue	74.3%	66.1%
Service revenue	25.7	33.9

Total revenue	100.0	100.0

Product gross profit	19.6	23.9
Service gross profit	23.3	22.0

Gross profit	20.5	23.2

Selling, general and administrative	23.6	29.7
Research and development	—	—
Restructuring charges	2.3	—

Operating loss	(5.3)	(6.5)

Interest and other expense, net	(0.2)	(0.6)
Gain (loss) on foreign currency transactions	(2.1)	0.2
Income tax expense	—	—

Net loss	(7.6)%	(6.9)%

          Net product revenue: The components of product revenue by geographic region for the first quarter of fiscal 2006 and 2005 are shown in the table below (in millions):

	Three-months ended July 2, 2005			Three-months ended July 3, 2004
	US	Europe	Total	US	Europe	Total
Server Revenue	$12.7	$8.4	$21.1	$9.1	$3.0	$12.1
Software Revenue	$4.4	$1.2	$5.6	$2.7	$0.6	$3.3
Tape Library Revenue	1.5	1.0	2.5	0.4	1.4	1.8

Total Product Revenue	$18.6	$10.6	$29.2	$12.2	$5.0	$17.2

          Net product revenue for the first quarter of fiscal 2006 increased $12.0 million, or 70% from the same quarter of the prior year. This increase was comprised of a $6.4 million and $5.6 million increase in domestic and international product revenue, respectively. The increase in net product revenue was primarily the result of further leveraging of our reseller relationship with EMC. Our EMC reseller agreement was entered into in the fourth quarter of fiscal year 2003. We believe our ability to sell EMC products has enabled us to further penetrate the mid-range storage market. As of July 2, 2005, we had a total worldwide sales headcount of 135 compared to 96 as of July 3, 2004. This increase in headcount has enabled us to sell products to hundreds of new name accounts across a number of new regions. We believe this increase was driven primarily by strong demand for EMC server and software products. Server, software and tape library product revenue for the first quarter of fiscal 2006 increased from the same quarter of the prior year by $8.9 million, $2.3 million and $0.8 million, respectively. Server, software and tape library revenue accounted for 72%, 19% and 9% of total product revenue in the first quarter of fiscal 2006 as compared to 71%, 19% and 10% for the same quarter of the prior year, respectively. In the first quarter of fiscal 2006, sales of EMC products represented $25.0 million, or 86% of total product revenue compared with $13.6 million or 79% of total product revenue for the same quarter of the prior year. We ended our first quarter of fiscal 2006 with a product order backlog of $2.8 million.
          Service Revenue: The components of service revenue for the first quarter of fiscal 2006 and 2005 are shown in the table below (in millions):

	Three-months ended July 2, 2005			Three-months ended July 3, 2004
	US	Europe	Total	US	Europe	Total
Professional Services Revenue	$2.7	$1.2	$3.9	$0.8	$0.5	$1.3
Maintenance Revenue	2.0	4.2	6.2	3.2	4.3	7.5

Total Service Revenue	$4.7	$5.4	$10.1	$4.0	$4.8	$8.8

          Total service revenue increased $1.3 million, or 15% from the same quarter of the prior year. The net increase was attributable to an increase in professional services revenue of $2.6 million, partially offset by a decrease in maintenance revenue of $1.3 million.
          In March 2003, we became a reseller and service provider of EMC Automated Networked Storage Systems and software. Most EMC hardware products are sold with up to a 3-year 24x7 warranty. As a result, any revenue associated with post-warranty service contracts for those hardware product sales would not occur until expiration of the warranty period. We believe this factor, along with declining renewal rates of legacy maintenance contracts, caused maintenance revenue to decrease compared to the first quarter of fiscal 2005. During fiscal 2005, and the first quarter of fiscal 2006, we began to replace the decline in legacy maintenance revenue with increased revenue from new software maintenance contracts.
          Professional services revenue increased $2.6 million or 200% from the same quarter of the prior year. We believe the growth in professional services revenue was the result of increased product sales which provided the opportunity to generate service revenue through the performance of installation and configuration services, as well as the ability to sell more complex professional service engagements. We have made a focused effort to grow our professional service business and have added significant headcount and resources to this area. As of July 2, 2005, we had 137 service employees compared to 120 as of July 3, 2004. The above factors, as well as increased employee utilization, have led to increased professional services revenue.
          Product Gross Profit: Product gross profit was $5.7 million for the first quarter of fiscal 2006, an increase of $1.6 million or 39% from the same quarter of the prior year. The gross profit percentage for net product sales was 19.6% for the first quarter of fiscal 2006 compared to 23.9% for the same quarter of the prior year. We believe there were three primary factors that impacted the product gross profit percentage during the first quarter of fiscal 2006: product-mix, rebates earned and lower margins on a transaction by transaction basis, particularly in Europe. A change in product mix had a negative impact on product gross profit margins compared to the first quarter of fiscal 2005. The sale of EMC products accounted for 85.7% of product revenue in the first quarter of fiscal 2006, compared to 79.2% in the same quarter of the prior year. Generally, sales of our legacy products had higher profit margins compared to EMC products. Also contributing to the decreased product gross profit margin was the unfavorable impact of vendor rebates. In the first quarter of fiscal 2005, we became an EMC Premier Velocity Partner, which allowed us to earn certain performance based rebates. In the first quarter of fiscal 2005 we recorded performance rebates of $0.4 million. No such rebates were earned in the first quarter of fiscal 2006 as our purchases of certain products from EMC were lower than the rebate goals, resulting in an unfavorable impact to product margin in the quarter.
          Service Gross Profit: Service gross profit was $2.4 million for the first quarter of fiscal 2006, an increase of $0.5 million, or 26.3% from the same quarter of the prior year. The service gross profit percentage was 23.3% in the first quarter of fiscal 2006 compared to 22.0% in the same quarter of the prior year. As noted above, the composition of service revenue has shifted as compared to the first quarter of fiscal 2005, with a greater percentage of total service revenue generated from professional services versus maintenance. Historically, our professional services business did not generate as high of profit margin percentage compared to our maintenance business due to the significant investments we were making to increase professional service headcount. However, in the first quarter of fiscal 2006, we began to see improved margins from our professional services business. We believe the increase in service gross profit percentage was mainly due to cost reduction measures and improved service utilization in the first quarter of fiscal 2006. We believe the majority of the cost reductions were due to decreased third-party subcontractor expenses. Through additional training and certification, we believe we were able to decrease our reliance on third-party subcontractors to deliver certain professional services. We also focused on better aligning our service headcount in the most effective geographic areas to help improve utilization and reduce costs. Also contributing to the increase in service gross profit percentage was a reduction in spare parts inventory charges. In the first quarter of fiscal 2006, we recorded spare parts inventory charges of $0.1 million compared to charges of $0.4 million in the same quarter of the prior year.
          Selling, General and Administrative: Selling, general and administrative expenses for the first quarter of fiscal 2006 increased $1.5 million, or 19.8% from the same quarter of the prior year. As a percentage of total revenue, selling, general and administrative expenses for the first quarter of fiscal 2006 were 23.6% as compared to 29.7% for the same quarter of the prior year. The increase in selling, general and administrative expenses was primarily due to an increase in salaries and related benefits of $1.6 million and an increase marketing expenses of $0.1 million, slightly offset by a decrease in fixed charges of $0.2 million. The increase in salaries and related benefits expense was attributable to an increase of 60 employees in sales, marketing and G&A departments compared to the first quarter of fiscal 2005, as well as increased commission expense as a result of increased sales. The above increases are net of the cost reductions achieved through the Dublin, Ireland facility closure. The decrease in fixed charges was due to decreased business insurance premiums and decreased depreciation expense. We believe the decrease in selling, general and administrative expenses as a percentage of total revenue is mainly due to the decreased costs as a result of the closure of the Dublin, Ireland facility in the fourth quarter of fiscal 2005.
          Restructuring: In the fourth quarter of fiscal 2005, we announced plans to restructure our European operations. This plan was initiated primarily in order to reduce operating costs and simplify processes throughout the European operations. The 2005 restructuring plan primarily involved the closure of the Dublin, Ireland facility and the consolidation of European finance functions within the Weisbaden, Germany facility. In the first quarter of fiscal 2006, we recorded $0.7 million in additional charges related to the 2005 restructuring plan, primarily due to the closure of the Dublin, Ireland facility. Also, in the first quarter of fiscal 2006, we recorded an additional charge of $0.2 million related to our 2002 restructuring plan due to lower than expected sub-lease income at our abandoned Sunnyvale, California facility. There were no such restructuring charges in the first quarter of fiscal 2005.
          Interest and Other Expense, Net: Interest and other expense, net for the first quarter of fiscal 2006 decreased $0.08 million from the same quarter of the prior year. This decrease was primarily related to decreased borrowing on our line of credit.
          Gain (loss) on Foreign Currency Transactions: We recorded a loss on foreign currency transactions of $0.8 million in the first quarter of fiscal 2006, compared to a gain of $0.05 million in the same quarter of the prior year. The loss was primarily the result of the strengthening value of the US Dollar as compared to the Euro and British Pound Sterling during the first quarter of fiscal 2006.
Liquidity and Capital Resources
          As of July 2, 2005, we had a working capital deficit of $0.3 million, compared to working capital of $2.3 million as of April 2, 2005. We had cash and cash equivalents of $7.8 million as of July 2, 2005, compared to $12.2 million as of April 2, 2005. The $4.4 million decrease in cash and cash equivalents was primarily the result of $4.3 million in cash used in operating activities. The cash used in operating activities was primarily due to decreased deferred revenue of $3.1 million and the net loss of $2.9 million. The decrease in deferred revenue primarily resulted from expiring legacy maintenance contracts not being replaced at the same rate with renewed and new maintenance contracts, and the quarterly amortization of deferred revenue. Cash was also negatively impacted by the payout of $1.5 million in severance payments related to the 2005 restructuring plan.
          We have an agreement with Comerica Bank for a line of credit of $7.0 million at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by Canopy. The line of credit with Comerica was set to expire on May 31, 2005 and the letter of credit from Canopy was to expire on June 30, 2005. However, on June 15, 2005, we renewed the Comerica line of credit through May 31, 2006 and Canopy renewed its letter of credit guarantee through June 30, 2006. As of July 2, 2005, there was $3.7 million outstanding under the Comerica Loan Agreement and $3.3 million was available for borrowing.
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

          We had previously granted a security interest in all of our personal property assets to Canopy as security for our obligations to Canopy in connection with Canopy’s guaranty of our indebtedness to Comerica Bank. To enable us to pledge the collateral described above to EMC, Canopy delivered a waiver and consent releasing Canopy’s security interest in the collateral to be pledged to EMC and consenting to the transaction. As part of the waiver and consent, we agreed not to increase our indebtedness to Comerica Bank above our then-current outstanding balance of $5.5 million, and to make a principal repayment to Comerica equal to $1.8 million on each of February 15, 2005, May 15, 2005 and August 15, 2005 in order to eliminate our outstanding indebtedness to Comerica. We made the February 15, 2005 payment to Comerica, but we have not yet made the May 15, 2005 payment. We are currently negotiating with Canopy the terms of an amendment to this waiver and consent which would terminate our requirement to pay down the outstanding indebtedness to Comerica. We expect to issue warrants to Canopy as consideration for this waiver and consent.
          Both the Comerica loan agreement and the EMC Security Agreement contain negative covenants placing restrictions on our ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. We believe we are currently in compliance with all of the terms of the Comerica loan agreement and the EMC Security Agreement, other than the payment described above. Upon an event of default, Comerica may terminate the Comerica loan agreement and declare all amounts outstanding immediately due and payable.
          The Company’s principal sources of liquidity are cash and cash equivalents and availability under the Comerica credit facility. Since the inception of our reseller relationship with EMC, we have recorded significant growth in both product revenues and total revenues. We believe that our current working capital, together with expected cash flows from operations and our Comerica credit facility will be adequate to fund operations for at least the next 12 months. Our credit terms with EMC are net 45 days from shipment. Our credit terms with our customers generally range from 30 to 60 days. Often there is a gap between when we pay EMC and when we ultimately collect the receivable from our customer. This gap is funded by our working capital. If we experience a significant deterioration in our receivable collections, or if we are not successful in growing revenues and improving operating margins, we may need to seek additional sources of liquidity to fund operations. Our future is dependent upon many factors, including but not limited to, increasing revenues, improving operating margins, recruiting, hiring, training and retaining significant numbers of qualified personnel, forecasting revenues, controlling expenses and managing assets. Our inability to achieve these objectives could have a material adverse effect on our results of operations. If we need additional funds such as for acquisition or expansion or to fund a downturn in sales or increase in expenses, there are no assurances that adequate financing will be available on acceptable terms, if at all. We may in the future seek additional financing from public or private debt or equity financing. There can be no assurance such financing will be available on terms favorable to us or at all, or that necessary approvals to obtain any such financing will be received. To the extent any such financing involves the issuance of equity securities, existing stockholders could suffer dilution.
Certain Business Risks
          Our business, financial condition and operating results can be affected by a number of factors, including those listed below, any one of which could cause our actual results to differ materially from recent results or from our anticipated future results. Any of these risks could also materially and adversely affect our business, financial condition or the price of our common stock.
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
          In the first quarter of fiscal 2005 we became an EMC Premier Velocity Partner, which has allowed us to earn certain performance based rebates. In fiscal 2005, we recorded performance based rebates of $1.7 million. We did not earn any performance rebates in the first quarter of fiscal 2006. There is no guarantee that we will earn these rebates in the future or that EMC will continue to offer such rebate program. Our failure to earn these performance rebates could have an adverse impact on our results of operations.
We may need additional financing to continue to carry on our existing operations and such additional financing may not be available.
          We require substantial working capital to fund our operations. We have historically used cash generated from our operations, equity capital and bank financings to fund capital expenditures, as well as to invest in and operate our existing operations. In December 2004, we granted EMC a security interest in certain of our assets to secure our obligations to EMC, including the obligations under our existing supply agreements with EMC. The assets pledged as collateral consist primarily of our accounts receivable generated from our sale of EMC products and services, related inventory and the proceeds of such accounts receivable and inventory. We had previously granted a security interest in all of our personal property assets to The Canopy Group, Inc., as security for our obligations to Canopy in connection with Canopy’s guaranty of our indebtedness to Comerica Bank. To enable us to pledge the collateral described above to EMC, Canopy delivered to us a waiver and consent releasing Canopy’s security interest in the collateral to be pledged to EMC and consenting to our security agreement with EMC. Canopy retained its existing lien on our personal property assets that were not pledged to EMC. As a result of these transactions, the majority of our personal property assets are unavailable as collateral for new borrowings without the consent of EMC or Canopy.
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
          Mr. William Mustard serves on our Board of Directors and is President and CEO of Canopy. As of July 2, 2005, Canopy beneficially owned 35% of the Company’s common stock.
          In addition, the holders of our Series A Preferred Stock, as a result of their acquisition of securities issued in our June 2004 private placement, currently beneficially own approximately 14% of the Company’s outstanding common stock. Other than election of directors, the holders of Series A generally have the right to vote on any matter with the holders of common stock, and each share of Series A is entitled to 8.5369 votes). The approval of the holders of a majority of the Series A, voting as a class, will be required to approve certain corporate actions, including:
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

          The holders of Series A, exclusively and as a single class, are entitled to elect one member of the Company’s Board of Directors, which is currently Mr. Pehl.
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
          In fiscal year 2003, we implemented restructuring activities in an effort to reduce costs. In fiscal year 2005, we implemented additional restructuring activities related to the closure of our Dublin, Ireland facility. These measures included reductions in our workforce and the partial or complete closure of certain under-utilized facilities, including offices. We cannot predict with any certainty the long-term impact of our workforce reductions. Reductions in our workforce could negatively impact our financial condition and results of operations by, among other things, making it difficult to motivate and retain the remaining employees, which in turn may affect our ability to deliver our products in a timely fashion. We also cannot assure you that these measures will be successful in achieving the expected benefits within the expected time frames, or at all, or that the workforce reductions will not impair our ability to achieve our current or future business objectives.
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
          We have experienced, historically, a significant portion of our orders, sales and shipments in the last month or weeks of each quarter. In fiscal year 2005, 31%, 63%, 65% and 63%, respectively, of our total revenue was recorded in the last month of each successive quarter. In the first quarter of fiscal year 2006, 59% of our total revenue was recorded in the last month of the quarter. We expect this pattern to continue, and possibly to increase, in the future. This uneven pattern makes our ability to forecast revenues, earnings and working capital requirements for each quarter difficult and uncertain. If we do not receive orders that we have anticipated or complete shipments within a given quarter, our results of operations could be harmed materially for that quarter. Additionally, due to receiving a significant portion of our orders in the last month of the quarter, we may experience a situation in which we have exceeded our credit limits with our vendors thereby making our ability to ship to our customers very difficult. If we experience such situations and are unable to extend our credit limits with our vendors, this could materially harm our results of operations.
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

          We have experienced quarterly fluctuations in operating results and we anticipate that these fluctuations may continue into the future. These fluctuations have resulted from, and may continue to be caused by, a number of factors, including:
•	the size, timing and terms of customer orders;

•	the introduction of new products by our competitors and competitive pricing pressures;

•	the timing of the introduction of new products and new versions of best-of-breed products;

•	shifts in our product or services mix;

•	changes in our operating expenditures;

•	decreases in our gross profit as a percentage of revenues for mature products; and

•	Changes in foreign currency exchange rates
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
          Both MTI and its U.S. employees have the right to terminate employment at any time, with or without advance notice, and with or without cause. We believe that our success is dependent, to a significant extent, upon the efforts and abilities of our salespeople, technical staff and senior management team, particularly our executive officers, who have been instrumental in setting our strategic plans. The loss of the services of our key personnel, especially to our competitors, could materially harm our business. The failure to retain key personnel, or to implement a succession plan to prepare qualified individuals to join us upon the loss of a member of our key personnel, could materially harm our business.
We are subject to financial and operating risks associated with international sales and services.
          International sales and services represented approximately 42% and 41% of our total sales and service revenue for fiscal year 2005 and the first quarter of fiscal year 2006, respectively. Prior to fiscal year 2005, international sales and service also represented a significant portion of total revenue. As a result, our results of operations are subject to the financial and operating risks of conducting business internationally, including:
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
          During fiscal year 2003 as part of our restructuring plan, we completely ceased manufacturing our legacy products, resulting in workforce reductions of manufacturing, R&D and sales positions and the partial and complete closures of under-utilized facilities. At the same time, we made a strategic shift from manufacturing our products to reselling EMC products when we entered into the Reseller Agreement with EMC on March 31, 2003.
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
We may face inherent costly damages or litigation costs if third parties claim that we infringe upon their intellectual property rights.
          Although we have not experienced material costs with respect to proprietary rights infringement cases, there is risk that our business activities may infringe upon the proprietary rights of others, and other parties may assert infringement claims against us. Though the majority of our future product sales are expected to be third party products, and the applicable third party manufacturers will defend their own intellectual property rights, in the event such claims are made against our suppliers, we may be faced with a situation in which we cannot sell the products and thus our results of operations could be significantly and adversely affected. In addition, we may receive communications from other parties asserting that our employees’ or our own intellectual property infringes on their proprietary rights. If we become liable to any third party for infringing its intellectual property rights, we could be required to pay substantial damage awards and to develop non-infringing technology, obtain licenses, or to cease selling the applications that contain the infringing intellectual property. Litigation is subject to inherent uncertainties, and any outcome unfavorable to us could materially harm our business. Furthermore, we could incur substantial costs in defending against any intellectual property litigation, and these costs could increase significantly if any dispute were to go to trial. Our defense of any litigation, regardless of the merits of the complaint, likely would be time-consuming, costly, and a distraction to our management personnel. Adverse publicity related to any intellectual property litigation also could harm the sale of our products and damage our competitive position.
If we and/or our partners are unable to comply with evolving industry standards and government regulations, we may be unable either to sell our solutions or to be competitive in the marketplace.
          Our solutions must comply with current industry standards and government regulations in the United States and internationally. Any new products and product enhancements that we sell in the future also must meet industry standards and government regulations at the time they are introduced. Failure to comply with existing or evolving industry standards or to obtain timely domestic or foreign regulatory approvals could materially harm our business. In addition, such compliance may be time-consuming and costly. Our solutions integrate SAN, NAS, DAS and CAS technologies into a single storage architecture. Components of these architectures must comply with evolving industry standards, and we depend upon our suppliers to provide us with products that meet these standards. If our suppliers or customers do not support the same industry standards that we do, or if competing standards emerge that we do not support, market acceptance of our products could suffer.
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
          There are currently 566,797 shares of our Series A Convertible Preferred Stock outstanding, which are held by the selling stockholders and which are convertible at any time into an aggregate of 5,667,970 shares of common stock. Dividends accrue on the Series A Convertible Preferred Stock at an annual rate of 8%, and the holders of Series A Convertible Preferred Stock may convert the accrued dividends into shares of common stock to the extent the Company has not previously paid such dividends in cash. The holders of Series A are also entitled to anti-dilution protection, pursuant to which the conversion price would be reduced using a weighted-average calculation in the event the Company issues certain additional securities at a price per share less than the conversion price then in effect. In addition, the holders of Series A have preemptive rights to purchase a pro rata portion of certain future issuances of equity securities by the Company.
          There are currently warrants outstanding to purchase up to 1,624,308 shares of our common stock, which are held by the Series A investors. The exercise price for such warrants is $3.10 per share. The warrants became exercisable on December 20, 2004.
          If the Series A investors convert their Series A shares or exercise the warrants they hold, the Company would be required to issue additional shares of common stock, resulting in dilution of existing common stockholders and potentially a decline in the market price of our common stock.
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
          Our securities have traded on the Nasdaq SmallCap Market since August 16, 2002. We believe we are currently in compliance with Nasdaq SmallCap Market continued listing requirements. However, we failed to comply with Nasdaq Marketplace Rules, particularly with the minimum bid price requirement, in fiscal year 2002, and may in the future fail to comply with the minimum bid price requirement, or other continued listing requirements. If that happens and we do not regain compliance by the end of the applicable grace period, our stock would be delisted and we would likely seek to list our common stock on the over-the-counter market, which is viewed by many investors as a less liquid marketplace. As a result, the price per share of our common stock would likely decrease materially and the trading market for our common stock, our ability to issue additional securities and our ability to secure additional financing would likely be materially and adversely affected.

We have adopted anti-takeover defenses that could affect the price of our common stock.
          Our restated certificate of incorporation and amended and restated bylaws contain various provisions, including notice provisions and provisions authorizing us to issue preferred stock, that may make it more difficult for a third party to acquire, or may discourage acquisition bids for our company. Also, the rights of holders of our common stock may be affected adversely by the rights of holders of our Series A Preferred Stock and any other preferred stock that we may issue in the future that would be senior to the rights of the holders of our common stock. Furthermore, we are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Our European operations transact in foreign currencies, which exposes us to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound Sterling and the Euro. We have utilized and may, in the future, utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks. In order to conserve cash, we decided to end our hedging program as of the end of May 2003. As of July 2, 2005, we had no outstanding forward contracts. Should we decide to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks, there can be no assurance that such actions will successfully reduce our exposure to financial market risks.
          Our exposure to short-term interest rate fluctuations is limited to our short-term borrowings under our line of credit. As of July 2, 2005, the balance on our line of credit was $3.7 million. Therefore, a 1% increase in interest rates would increase annual interest expense by $0.04 million.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective to ensure that we are able to record, process, summarize and report the information we are required to disclose in the reports we file with the SEC within the required time periods.
Changes in Internal Control Over Financial Reporting
          There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     As noted previously, in the fourth quarter of fiscal 2005, we implemented plans to close our facility in Dublin, Ireland. Subsequent to fiscal 2005, all finance and accounting functions that were previously performed in Dublin have been transitioned to our Weisbaden, Germany facility. There were no significant changes in internal control procedures over financial reporting as a result of this consolidation. However, the personnel performing the controls are now primarily located in Germany.

PART II
OTHER INFORMATION
ITEM 5 – OTHER INFORMATION
     The following disclosure would otherwise be filed on Form 8-K under the heading “Item 1.01, Entry Into a Material Definitive Agreement”:
     On May 25, 2005 the Compensation Committee of the Board of Directors reconfirmed the terms of employment of the following executive officers and increased the compensation paid to our Chief Executive Officer as follows:

			Annual Incentive	Options
Name	Position	Base Salary	Opportunity	Granted
Thomas Raimondi	Chief Executive Officer	$400,000 per year	$120,000 per year	N/A

Scott Poteracki	Chief Financial Officer	$270,000 per year	$90,000 per year	350,000 shares

John Caputo	Executive Vice President – Worldwide Operations	$240,000 per year	$90,000 per year	275,000 shares
          The following guidelines apply to the annual incentive portion of the executives’ compensation:
•	any incentive payments earned will be paid during the first quarter following the close of the current fiscal year;

•	annual operating profitability for the Company, as determined by the Compensation Committee in its discretion, is a prerequisite for any annual incentive payments; and

•	the specific incentive elements for each executive will be established by the Compensation Committee based on the approved annual financial plan.
ITEM 6 — EXHIBITS
(a) Exhibits:
See index to Exhibits on page 35 of this report

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August, 2005.

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