Form 10-Q
period 2005-10-01
MTI TECHNOLOGY CORP
filed 2005-11-15
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-23418
MTI TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3601802 (I.R.S. Employer Identification No.)
17595 Cartwright Road
Irvine, California 92614
(Address of principal executive offices, zip code)
Registrant’s telephone number, including area code: (949) 251-1101
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of shares outstanding of the issuer’s common stock, $.001 par value, as of November 11, 2005 was 35,566,378.

MTI TECHNOLOGY CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	October 1,	April 2,
	2005	2005
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$6,362	$12,191
Accounts receivable, less allowance for doubtful accounts and sales returns of $390 and $451 at October 1, 2005 and April 2, 2005, respectively	29,648	33,866
Inventories, net	3,325	3,723
Prepaid expenses and other receivables	6,996	6,971

Total current assets	46,331	56,751

Property, plant and equipment, net	390	708
Goodwill, net	5,184	5,184
Other	50	223

	$51,955	$62,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Line of credit	$5,167	$3,667
Current portion of capital lease obligations	—	78
Accounts payable	24,268	24,474
Accrued liabilities	8,993	9,489
Accrued restructuring charges	1,345	2,767
Deferred revenue	10,117	14,020

Total current liabilities	49,890	54,495

Deferred revenue	3,656	3,695

Total liabilities	53,546	58,190

Series A redeemable convertible preferred stock, 567 shares issued and outstanding at October 1, 2005, net of discount of $7,300 and $7,955 at October 1, 2005 and April 2, 2005, respectively	7,700	7,045

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 567 shares at October 1, 2005 and April 2, 2005, included in redeemable convertible preferred stock above	—	—
Common stock, $.001 par value; authorized 80,000 shares; issued and outstanding 35,556 and 35,159 shares at October 1, 2005 and April 2, 2005, respectively	36	35
Additional paid-in capital	145,447	145,345
Accumulated deficit	(151,541)	(143,768)
Accumulated other comprehensive loss	(2,801)	(3,376)
Deferred compensation	(432)	(605)

Total stockholders’ deficit	(9,291)	(2,369)

	$51,955	$62,866

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 1,	OCTOBER 2,	OCTOBER 1,	OCTOBER 2,
	2005	2004	2005	2004
Net product revenue	$22,056	$22,320	$51,260	$39,523
Service revenue	9,579	9,180	19,706	18,012

Total revenue	31,635	31,500	70,966	57,535

Product cost of revenue	17,640	16,774	41,121	29,871
Service cost of revenue	7,594	7,513	15,366	14,405

Total cost of revenue	25,234	24,287	56,487	44,276

Gross profit	6,401	7,213	14,479	13,259

Operating expenses:
Selling, general and administrative	9,732	9,621	19,006	17,365
Restructuring charges	132	—	1,026	—

Total operating expenses	9,864	9,621	20,032	17,365

Operating loss	(3,463)	(2,408)	(5,553)	(4,106)

Interest and other expense, net	(82)	(101)	(145)	(248)
Gain (loss) on foreign currency transactions	32	39	(808)	92

Loss before income taxes	(3,513)	(2,470)	(6,506)	(4,262)
Income tax expense	—	8	10	5

Net loss	(3,513)	(2,478)	(6,516)	(4,267)

Amortization of preferred stock discount	(335)	(203)	(655)	(280)
Dividend on preferred stock	(300)	(300)	(600)	(353)

Net loss applicable to common shareholders	$(4,148)	$(2,981)	$(7,771)	$(4,900)

Net loss per share:
Basic and diluted	$(0.12)	$(0.09)	$(0.22)	$(0.14)

Weighted-average shares used in per share computations:
Basic and diluted	35,497	34,641	35,353	34,598

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED
	OCTOBER 1,	OCTOBER 2,
	2005	2004
Cash flows from operating activities:
Net loss	$(6,516)	$(4,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	320	655
Recovery of losses on accounts receivable, net	—	(16)
Provision for inventory obsolescence	220	813
Loss on disposal of fixed assets	—	31
Restructuring charges	1,025	—
Non-cash compensation from issuance of restricted stock	131	68
Changes in assets and liabilities:
Accounts receivable	4,470	(6,168)
Inventories	205	(1,650)
Prepaid expenses, other receivables and other assets	254	1,941
Accounts payable	31	3,565
Accrued and other liabilities	(3,545)	754
Deferred revenue	(3,776)	(958)

Net cash used in operating activities	(7,181)	(5,232)

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(30)	(505)

Net cash used in investing activities	(30)	(505)

Cash flows from financing activities:
Borrowings under line of credit	1,500	1,617
Proceeds from exercise of stock options	490	239
Proceeds from issuance of preferred stock, net of transaction costs	(255)	14,405
Payment of capital lease obligations	(78)	(94)

Net cash provided by financing activities	1,657	16,167

Effect of exchange rate changes on cash	(275)	31

Net increase (decrease) in cash and cash equivalents	(5,829)	10,461

Cash and cash equivalents at beginning of period	12,191	3,017

Cash and cash equivalents at end of period	6,362	13,478

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	126	216
Income taxes	30	—

Non-cash investing and financing activities:
Accrued dividends on preferred stock	600	353
Purchase of assets under capital lease	—	26
See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Summary of Significant Accounting Policies
     Company
     MTI Technology Corporation (MTI or the “Company”) is an information storage infrastructure solutions provider that offers a wide range of storage systems, software, services and solutions that are designed to help organizations get more value from their information and maximize their information technology (IT) assets. In March 2003, MTI became a reseller and service provider of EMC Automated Networked Storage™ systems and software pursuant to a reseller agreement with EMC Corporation, a world leader in information storage systems software, networks and services. Although it focuses primarily on EMC products, the Company also supports and services customers that continue to use MTI-branded RAID controller technology and partnered independent storage technology. The terms of the EMC reseller agreement do not allow the Company to sell data storage hardware that competes with EMC products. As an EMC reseller, MTI combines its core services capabilities, including storage networking assessment, installation, resource management and enhanced data protection, with the complete line of EMC Automated Networked Storage systems and software, focusing on the CLARiiON® family of systems. MTI designs and implements solutions that incorporate a broad array of third party products to meet customer requirements in the areas of storage area networks, network attached storage, high-availability systems for enhanced business continuance, data protection systems incorporating enhanced backup and recovery, Information Lifecycle Management, archiving and tape automation. The Company also enhances the value of its storage solutions through its 24 hour, seven days per week support and service infrastructure, which includes an international network of on-site field engineers, a storage solution laboratory, and global technical support centers. The sale of EMC products accounted for 79% and 83%, respectively, of total product revenue for the three and six months ended October 1, 2005.
     Overview
     The interim condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2005. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of October 1, 2005 and the results of operations for the three and six month periods ended October 1, 2005 and October 2, 2004, and cash flows for the six month periods ended October 1, 2005 and October 2, 2004. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.
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
     Product returns are estimated in accordance with Statement of Financial Accounting Standards No. (Statement) 48, “Revenue Recognition When Right of Return Exists.” Customers have a limited right of return which allows them to return non-conforming products. Accordingly, reserves for estimated future returns are provided in the period of sale based on contractual terms and historical data and are recorded as a reduction of revenue. The Company also ensures that the other criteria in Statement 48 have been met prior to recognition of revenue: the price is fixed or determinable; the customer is obligated to pay and there are no contingencies surrounding the obligation or the payment; the customer’s obligation would not change in the event of theft or damage to the product; the customer has economic substance; the amount of returns can be reasonably estimated; and the Company does not have significant obligations for future performance in order to bring about resale of the product by the customer.
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
     The Company also sells application software that is sold as add-on software to existing hardware configurations. This software is generally loaded onto a customers’ host CPU and provides additional functionality to the storage environment, such as assisting in data back-up, data migration and mirroring data to remote locations. Based on the factors described in footnote two of AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition,” the Company considers this type of software to be more-than-incidental to hardware components in an arrangement. This assessment is based on the fact that the software can be sold on a stand-alone basis and that maintenance contracts are generally sold with the software. Software products that are considered more-than-incidental are treated as a separate unit of accounting apart from the hardware and the related software product revenue is recognized upon delivery to the customer. The Company accounts for software that is more-than-incidental in accordance with SOP 97-2, as amended by SOP 98-9, whereby the total arrangement revenue is first allocated to the software maintenance contract based on vendor specific objective evidence (VSOE) of fair value and is recognized ratably over the term of the contract. VSOE is established based on stand-alone renewal rates. The remaining revenue from the sale of software products is recognized at the time the software is delivered to the customer, provided all the revenue recognition criteria noted above have been met, except collectibility must be deemed probable under SOP 97-2 versus reasonably assured under SAB 104.
     In transactions where the software is considered more-than-incidental to the hardware in the arrangement, the Company also considers EITF 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” (EITF 03-05). Per EITF 03-05, if the software is considered not essential to the functionality of the hardware, then the hardware is not considered “software related” and is excluded from the scope of SOP 97-2. All software sold by the Company is not essential to the functionality of the hardware. The software adds additional features and functionality to the hardware and allows the customer to perform additional tasks in their storage environment. The hardware is not dependent upon the software to function and the customer can fully utilize the hardware product without any of the software products. Therefore, in multiple-element arrangements containing hardware and software, the hardware elements are excluded from SOP 97-2 and are accounted for under the residual method of accounting per EITF 00-21 and SAB 104.
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
     Other
     The Company considers sales transactions that are initiated by EMC and jointly negotiated and closed by EMC and MTI’s sales force as Partner Assisted Transactions (PATs). The Company recognizes revenue from PATs on a gross basis, in accordance with EITF 99-19, because it bears the risk of returns and collectability of the full accounts receivable. Product revenue for the delivered items is recorded at residual value upon pickup by a common carrier for Free Carrier (FCA) origin shipments. For FCA destination shipments, product revenue is recorded upon delivery to the customer. If the Company subcontracts the undelivered items such as maintenance and professional services to EMC or other third parties, it records the costs of those items as deferred costs and amortizes the costs using the straight-line method over the life of the contract. The Company defers the revenue for the undelivered items at fair value based upon list prices with EMC according to EITF 00-21. At times, MTI’s customers prefer to enter into service agreements directly with EMC. In such instances, the Company may assign the obligation to perform services to EMC, or other third parties, and therefore it does not record revenue nor defer any costs related to the services.
     The Company may allow customers that purchase new equipment to trade in used equipment to reduce the purchase price under the sales contract. These trade-in credits are considered discounts and are allocated to the delivered elements in accordance with EITF 00-21. Thus, product revenue from trade-in transactions is recognized net of trade-in value.
     Shipping
     Products are generally drop-shipped directly from suppliers to MTI’s customers. Upon the supplier’s delivery to a carrier, title and risk of loss pass to the Company. Revenue is recognized at the time of shipment when shipping terms are Free Carrier (FCA) shipping point as legal title and risk of loss to the product pass to the customer. For FCA destination shipments, revenue is recorded upon delivery to the customer. For legacy MTI product sales during fiscal 2005 and previously, the product was shipped from the Company’s facility in Ireland. Subsequent to the closure of the Ireland facility, legacy product is shipped from MTI’s facility in England. MTI retains title and risk of loss until the product clears U.S. customs and therefore revenue is not recognized until the product clears customs for FCA origin shipments and upon delivery to the customer for FCA destination shipments.

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
     The following table shows pro forma net loss as if the fair value method of Statement 123 had been used to account for stock-based compensation expense:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 1,	OCTOBER 2,	OCTOBER 1,	OCTOBER 2,
	2005	2004	2005	2004
Net loss applicable to common shareholders, as reported	$(4,148)	$(2,981)	$(7,771)	$(4,900)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	—	34	—	68

Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(625)	(935)	(1,233)	(1,840)

Pro forma net loss	$(4,773)	$(3,882)	$(9,004)	$(6,672)

Net loss per share:
Basic and diluted, as reported	$(0.12)	$(0.09)	$(0.22)	$(0.14)

Basic and diluted, Pro forma	$(0.13)	$(0.11)	$(0.26)	$(0.19)

     The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The following represents the weighted-average fair value of options granted and the assumptions used for the calculations:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 1,	OCTOBER 2,	OCTOBER 1,	OCTOBER 2,
	2005	2004	2005	2004
Weighted-average fair value of options granted	$0.96	$1.60	$1.18	$1.88
Expected volatility	0.53	0.93	0.77	0.82
Risk-free interest rate	4.18%	3.44%	4.18%	3.55%
Expected life (years)	5.00	5.00	5.00	5.00
Dividend yield	—	—	—	—
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
     The activity for the 2002 restructuring plan for the three months ended July 2, 2005 is presented below:

Facilities Charges:
Balance as of April 2, 2005	$896
Add: Fiscal year to date restructuring charge	150
Less: Fiscal year to date utilization	(416)

Balance as of October 1, 2005	630

     The fiscal 2006 facilities charge of $150 was due to lower than expected sublease income related to our former research and development facility in Sunnyvale, CA.
     2005 Restructuring Plan
     In the fourth quarter of fiscal year 2005, the Company implemented plans to restructure its European operations. This plan was initiated primarily in order to reduce operating costs and reduce duplication of processes throughout the European operations. The 2005 restructuring plan primarily involved the closure of the Dublin, Ireland facility and the consolidation of European finance functions within the Wiesbaden, Germany facility. The Company recorded a charge of $2,024 in the fourth quarter of fiscal 2005 associated with this restructuring.
     The activity for the 2005 restructuring plan for the six months ended October 1, 2005 is presented below:

Facilities Charges:
Balance as of April 2, 2005	$930
Add: Fiscal year to date restructuring charges	—
Less: Fiscal year to date utilization	(124)

Balance as of October 1, 2005	806

Workforce reduction:
Balance as of April 2, 2005	941
Add: fiscal year to date restructuring charges	875
Less: fiscal year to date utilization	(1,907)

Balance as of October 1, 2005	(91)

Total accrued 2005 restructuring plan, as of October 1, 2005	$715

     The fiscal 2006 year to date workforce reduction charge of $875 is related to the termination of certain positions within the European and domestic operations. These employees were considered part of the 2005 restructuring plan, but were not notified of termination until fiscal 2006. As noted in the table above, $(1,907) in severance payments were paid during the first six months of fiscal 2006. The deficiency in the workforce reduction noted above is expected to be recovered through a refund payment from the Irish government.
3.	Composition of Certain Financial Statement Captions
     Inventories consist of the following:

	OCTOBER 1,	APRIL 2,
	2005	2005
	(UNAUDITED)
Service spares and components	$814	$877
Finished goods	2,511	2,846

	$3,325	$3,723

     Prepaid expenses and other receivables are summarized as follows:

	OCTOBER 1,	APRIL 2,
	2005	2005
	(UNAUDITED)
Prepaid maintenance contracts	$4,962	$5,252
Other	2,034	1,719

	$6,996	$6,971

     Accrued liabilities are summarized as follows:

	OCTOBER 1,	APRIL 2,
	2005	2005
	(UNAUDITED)
Salaries and benefits	$2,592	$3,273
Sales tax	1,883	2,602
Customer deposits	1,232	990
Preferred stock dividends	1,553	953
Commissions	614	694
Warranty costs	561	598
Other	558	379

	$8,993	$9,489

     Product warranties
     Generally, the Company sells EMC hardware products with a two or three year warranty and EMC software products with a 90-day warranty. For legacy proprietary hardware products, the Company generally provided its customers with a warranty against defects for one year domestically and for two years internationally. The Company maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. Upon expiration of the warranty, the Company may sell extended maintenance contracts to its customers. The Company records revenue from equipment maintenance contracts as deferred revenue when billed and it recognizes this revenue as earned over the period in which the services are provided, primarily straight-line over the term of the contract. The accrual for warranty costs has decreased primarily due to lower warranty call volume and lower warranty costs.

     The changes in the Company’s warranty obligation are as follows:

SIX MONTHS ENDED
OCTOBER 1, 2005
Balance at beginning of period	$598
Current period warranty charges	316
Current period utilization	(353)

$561

4.	Line of Credit
     The Company has an agreement with Comerica Bank for a line of credit of $7,000 at an interest rate equal to the prime rate (6.75% at October 1, 2005). The line of credit is secured by a letter of credit that is guaranteed by Canopy. On June 15, 2005, Canopy extended the letter of credit guarantee for $7,000 until June 30, 2006. Also on June 15, 2005, the Company renewed the line of credit with Comerica for $7,000 until May 31, 2006. As of October 1, 2005, there was $5,167 outstanding under the Comerica Loan Agreement.
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
     The Company had previously granted a security interest in all of its personal property assets to Canopy as security for the Company’s obligations to Canopy in connection with Canopy’s guaranty of the Company’s indebtedness to Comerica Bank. To enable the Company to pledge the collateral described above to EMC, Canopy delivered to the Company a waiver and consent releasing Canopy’s security interest in the collateral to be pledged to EMC and consenting to the transaction. As part of the waiver and consent, the Company agreed not to increase its indebtedness to Comerica Bank above its then-current outstanding balance of $5,500, and to make a principal repayment to Comerica equal to $1,833 on each of February 15, 2005, May 15, 2005 and August 15, 2005 in order to eliminate the Company’s outstanding indebtedness to Comerica. The Company made the first payment on February 15, 2005 but has not made the May 15, 2005 or August 15, 2005 payments. The Company is currently negotiating with Canopy the terms of an amendment to its waiver and consent which would terminate the requirement to pay down the outstanding indebtedness to Comerica.
     Both the Comerica Loan Agreement and the EMC Security Agreement contain negative covenants placing restrictions on the Company’s ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. The Company believes it is currently in compliance with all of the terms of the Comerica Loan Agreement and the EMC Security Agreement, other than the payment described above. Upon an event of default, Comerica may, in its sole discretion and without notice or opportunity to cure, terminate the Comerica Loan Agreement and declare all amounts outstanding immediately due and payable.
5.	Income Taxes
     The IRS is conducting an examination of the Company’s fiscal years 1996 and 1997 federal income tax returns. During May 2004, the Company received notice from the IRS of proposed adjustments, totaling $17.2 million, for fiscal year 1996. Management, after consultation with tax counsel, continues to believe in the propriety of its positions as set forth in its tax return and has filed a protest with the IRS regarding these proposed adjustments. The Company believes the ultimate resolution of the examination will not result in a material impact on the Company’s consolidated financial position, results of operations or liquidity. Any adjustments arising from this examination would result in a change to the Company’s net operating loss carryforwards and would not impact results of operations, as the deferred tax assets have been fully reserved.
     In the third quarter of fiscal year 2004, the Company received notice of re-assessment from the French Treasury. The French tax authorities have argued that the Company’s French subsidiary should have paid VAT on the waiver of intercompany debts granted by its U.S. parent company and by the Company’s Irish subsidiary. As of October 1, 2005, the amount of re-assessment is estimated to be $353 related to fiscal years 2002 and 2001. The Company received a request for payment in the second quarter of fiscal 2006 and in order to avoid penalties and interest, the Company paid $301 to the French Treasury. The Company has appealed this re-assessment and is awaiting response from the French taxing authorities. The $301 was charged to selling, general and administrative expenses in the second quarter of fiscal 2006.
6.	Net Loss per Share
          The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 1,	OCTOBER 2,	OCTOBER 1,	OCTOBER 2,
	2005	2004	2005	2004
Numerator:
Net loss	$(3,513)	$(2,478)	$(6,516)	$(4,267)
Amortization of preferred stock discount	(335)	(203)	(655)	(280)
Dividend on preferred stock	(300)	(300)	(600)	(353)

Net loss applicable to common shareholders	(4,148)	(2,981)	(7,771)	(4,900)

Denominator:
Basic and diluted weighted-average shares outstanding	35,497	34,641	35,353	34,598

Net loss per share applicable to common shareholders, basic and diluted	$(0.12)	$(0.09)	$(0.22)	$(0.14)

          Options and warrants to purchase 13,234,085 and 12,767,549 shares of common stock were outstanding at October 1, 2005 and October 2, 2004, respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive. The common share equivalents related to the Company’s convertible preferred stock outstanding during the relevant period were not included in the computation of diluted earnings per share as the effect would be anti-dilutive for all periods presented.
7.	Business Segment and International Information
          The Company is a total information storage infrastructure solutions provider for the mid-range enterprise market and has one reportable business segment. The Company has two operating segments which are identified by geographic regions; United States and Europe. These operating segments are aggregated into one reporting segment as they have similar economic characteristics. The Company’s operations are structured to achieve consolidated objectives. As a result, significant interdependence and overlap exists among the Company’s geographic areas. Accordingly, revenue, operating loss and identifiable assets shown for each geographic area may not be the amounts which would have been reported if the geographic areas were independent of one another. Operating loss is revenue less cost of revenues and direct operating expenses.
A summary of the Company’s operations by geographic area is presented below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 1,	OCTOBER 2,	OCTOBER 1,	OCTOBER 4,
	2005	2004	2005	2004
Revenue:
United States	$19,617	$18,458	$43,007	$34,714
Germany	4,228	6,911	10,384	10,988
France	3,792	3,691	10,215	6,986
United Kingdom	3,998	2,374	7,360	4,458
Ireland	—	66	—	389

Total revenue	$31,635	$31,500	$70,966	$57,535

Operating income (loss):
United States	$(2,710)	$(1,404)	$(3,508)	$(2,538)
Germany	(125)	144	(199)	57
France	(740)	(548)	(1,313)	(705)
United Kingdom	112	(861)	(60)	(1,201)
Ireland	—	261	(473)	281

Total operating loss	$(3,463)	$(2,408)	$(5,553)	$(4,106)

	THREE MONTHS ENDED
	OCTOBER 1,	April 2,
	2005	2005
Identifiable assets:
United States	$27,093	$29,431
Germany	6,813	11,133
France	6,722	12,985
United Kingdom	6,083	3,587
Ireland	60	546

Tangible assets	46,771	57,682
Goodwill – United States	3,059	3,059
Goodwill – Europe	2,125	2,125

Total assets	$51,955	$62,866

          For the three months ended October 1, 2005, one customer represented 10% of total revenue. No single customer accounted for more than 10% of revenue for the six months ended October 1, 2005 or for the three and six months ended October 2, 2004.
8.	Comprehensive Loss
The components of comprehensive loss are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 1,	OCTOBER 2,	OCTOBER 1,	OCTOBER 2,
	2005	2004	2005	2004
Net loss	$(3,513)	$(2,478)	$(6,516)	$(4,267)
Foreign currency translation adjustment	33	(109)	575	(225)

Total comprehensive loss	$(3,480)	$(2,587)	$(5,941)	$(4,492)

9.	Related Party Transactions
          In the normal course of business, the Company sells and purchases goods and services to and from companies affiliated with Canopy. Goods and services purchased from companies affiliated with Canopy were $30 for both the three months ended October 1, 2005 and October 2, 2004, and $60 and $86 for the six months ended October 1, 2005 and October 2, 2004, respectively. There were no goods and services sold to companies affiliated with Canopy for the three and six months ended October 1, 2005 and October 2, 2004. At October 2, 2005, there was no outstanding amount due to or from companies affiliated with Canopy. Through December 17, 2004, Ralph J. Yarro III, one of the Company’s Directors, was a Director, President and Chief Executive Officer of Canopy. Also through December 17, 2004, Darcy G. Mott, one of the Company’s Directors, was Vice President, Treasurer and Chief Financial Officer of Canopy. Effective March 10, 2005, Mr. Yarro and Mr. Mott resigned from their positions as Directors of the Company. During the first quarter of fiscal year 2006, Mr. William Mustard was appointed to the Board of Directors of the Company. Mr. Mustard replaced Mr. Yarro as President and CEO of Canopy. As of October 1, 2005, Canopy beneficially owned 34% of the Company’s common stock, assuming conversion of the Series A preferred stock and related outstanding warrants.
          As discussed in Note 10, EMC was a participating investor in the Series A convertible preferred stock offering. EMC contributed $4,000 of the $15,000 in gross proceeds and as of October 1, 2005, beneficially owned 1,944,607 shares of the Company’s common stock assuming convesion of the Series A and related warrants outstanding. As of October 1, 2005, there was $16,446 payable to EMC and $648 receivable from EMC. EMC was also a participating investor in the Series B convertible preferred stock offering discussed in note 11, contributing $5,000 of the $20,000 in gross proceeds. The sale of EMC products represented 79% and 84% of product revenue for the three months ended October 1, 2005 and October 2, 2004, respectively, and 83% and 82% of product revenue for the six months ended October 1, 2005 and October 2, 2004, respectively. During fiscal 2005, the Company retained the services of one EMC employee, who acted in a consulting capacity in the Company’s professional service business at an annual cost of $400.

10.	Stock Issuance
     Restricted Stock
          During the fourth quarter of fiscal year 2005, the Company granted 200,000 shares of restricted stock to the Company’s CEO. Based on the fair market value at the date of grant, the Company will record $540 in compensation expense ratably over the vesting period of the restricted stock. The restricted stock vests one-third on the first anniversary of the grant date and the remaining two-thirds vests monthly thereafter over the following two years. The shares will be fully vested on the third anniversary of the grant date. The Company recorded $45 and $90 in compensation expense for the three and six months ended October 1, 2005, respectively.
          During the third quarter of fiscal year 2004, the Company granted 85,000 shares of restricted stock to employees. Based on the fair market value at the date of grant, the Company will record $271 in compensation expense ratably over the vesting period of the restricted stock. The restricted stock vests 50% at the end of the first year and the remaining 50% at the end of the second year. The Company recorded $24 and $41 in compensation expense for the three and six months ended October 1, 2005, respectively.
     Series A Convertible Preferred Stock
          On June 17, 2004, the Company sold 566,797 shares of Series A Convertible Preferred Stock (the “Series A”) in a private placement financing at $26.46 per share, which raised $13,477 in net proceeds. The sale included issuance of warrants to purchase 1,624,308 shares of the Company’s common stock at an exercise price of $3.10 per share. The warrants are currently exercisable, and expire on June 17, 2015. The shares of common stock into which the warrants are exercisable represent twenty-five percent (25%) of the aggregate number of shares of common stock into which the Series A were initially convertible plus an additional 207,316 shares of common stock. Each share of the Series A is convertible into common stock any time at the direction of the holders. Each share of Series A is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series A was initially convertible into ten shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company such as the Series B financing discussed in note 11. As part of the private placement, a representative of the investors has joined the Company’s Board of Directors. EMC was a participating investor in the private placement, contributing $4,000 of the $15,000 gross proceeds raised.
          The Series A contains a beneficial conversion discount because the Series A was priced based on 90% of the average closing price of the Company’s common stock during the 20 trading days prior to the Series A issuance. The beneficial conversion discount is computed at $8,835 including $3,000 attributable to the warrants. The estimated fair value of the warrants was computed using the Black-Scholes model and the following assumptions: Risk free rate – 4.71%; Volatility – 87%; Expected life – 10 years. The beneficial conversion discount is amortized as a non-cash charge to retained earnings, and included in the computation of earnings per share, over the five year period using the effective interest method from the Series A issuance date until the first available redemption date. Amortization of the beneficial conversion discount was $335 and $655 for the three and six months ended October 1, 2005, respectively, and $203 and $280 for the three and six months ended October 2, 2004, respectively. At October 1, 2005, the Series A is recorded net of the unamortized portion of the $7,300 beneficial conversion discount.
          The Series A carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. At October 1, 2005, the Company had accrued dividends of $1,553. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series A will be senior in all respects to all other equity holders of the Company, except that they will be junior to the holders of the Series B. The Company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.
                    Beginning in June 2009, the holders of the Series A will have the right to require the Company to redeem all or any portion of the Series A for an amount equal to its stated value plus accrued and unpaid dividends. Beginning in June 2009, the Company may redeem all or any portion of the Series A at the greater of (i) the fair market value of the Series A based upon the underlying fair value of the common stock into which the preferred stock is convertible, or (ii) the stated value of the Series A, plus accrued and unpaid dividends. Given that the investor redemption right is outside the control of the Company, the Series A was recorded outside of permanent equity.
          The Series A is entitled to 8.5369 votes per share on all matters, except the election of directors, where the Series A has the right to elect one director to the Board. The Series A has approval rights as well with respect to certain significant corporate transactions. Pursuant to the terms of a related investors’ rights agreement, the Company has agreed to register the sale of shares of common stock issuable upon conversion of the Series A. The Company is in the process of registering these shares, however, the related registration statement is not yet effective. As part of the private placement financing, the Series A investors and Canopy entered into a proxy agreement whereby the Series A investors are able to vote Canopy’s shares as it relates to certain significant corporate transactions (see further discussion in “Factors That May Affect Future Results” in Part 7 of our Form 10-K for the fiscal year ended April 2, 2005). Prior to the Series B financing described in note 11, the Series A investors beneficially owned 14% of the Company’s outstanding common stock. Together, assuming conversion of the Series A into common stock, Canopy and the Series A investors beneficially owned 49% of the Company’s outstanding common stock, excluding options and warrants, prior to the Series B financing.
11.	Subsequent Event
          On August 19, 2005, the Company entered into an agreement to sell shares of Series B Convertible Preferred Stock (the “Series B”) in a private placement financing, which is referred to as the “Series B financing,” for $20,000 in gross proceeds, before payment of professional fees. The purchasers in the private placement are the Series A holders. The sale of the Series B was subject to stockholder approval and was approved by stockholders at the Company’s annual stockholder meeting on November 1, 2005.
          Accordingly, on November 2, 2005, 1,582,023 shares of Series B were issued at a purchase price of $12.6420 per share, which was equal to ten times 90% of the average closing price of the Company’s common stock during the 15 trading days prior to the Series B issue date. The Series B is convertible any time at the direction of the holders. Each share of Series B is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series B is initially convertible into ten shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The Series B financing included the issuance of warrants to purchase 5,932,587 shares of the Company’s common stock at an exercise price of $1.26 per share. The warrants are exercisable immediately and have a ten year life. As part of the private placement, the Series B investors will have the right to elect a director to the Company’s Board of Directors. EMC is a participating investor in the private placement, contributing $5,000 of the $20,000 raised. The sale of the Series B also triggered the anti-dilution provisions of the Series A and as such, the conversion price of the Series A was adjusted downward from $2.6465 to $2.0650. In conjunction with the Series B financing, the rights, preferences and privileges of the Series A were amended to: (i) remove the conversion limitation which previously limited the number of shares of common stock that could be issued upon aggregate conversions of the Series A; (ii) revise the liquidation preferences of the Series A in light of the issuance of the Series B; and (iii) make conforming changes to the preemptive rights of the Series A to reflect the issuance of the Series B.
          The Series B carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series B is senior in all respects to all other equity holders of the Company. The Company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.
          Beginning November 2010, the holders of the Series B will have the right to require the Company to redeem all or any portion of the Series B for an amount equal to its stated value plus accrued but unpaid dividends. Beginning in November 2010, the Company may redeem all or any portion of the Series B at the greater of (i) the fair market value of the Series B based upon the underlying fair value of the common stock into which the preferred stock is convertible, or (ii) the stated value of the Series B, plus accrued and unpaid dividends. Given that the investor redemption right is outside the control of the Company, the Series B will be recorded outside of permanent equity on the balance sheet.
           The Series B contains a beneficial conversion discount which will be amortized as a non-cash charge to retained earnings, and included in the computation of earnings per share, over the five year period using the effective interest method from the Series B issuance date until the first available redemption date. The Company is currently evaluating the value attributable to the beneficial conversion discount, however, the discount is expected to be greater than the $8,800 discount associated with the Series A.
          The Series B is entitled to 8.7792 votes per share on all matters, except the election of directors, where the Series B has the right to elect one director to the Board. The Series B has certain approval rights as well. Pursuant to the terms of a related investors’

rights agreement, the Company has agreed to register the sale of shares of common stock issuable upon conversion of the Series B. As part of the Company’s June 2004 sale of Series A Preferred Stock, Michael Pehl, a partner with Advent International Corporation, an affiliate of certain of the Series A and Series B holders, joined the Company’s Board of Directors and a representative of EMC was granted rights to observe meetings of the Board of Directors. After completion of the Series A and Series B transactions, affiliates of Advent and EMC currently own approximately 46.4% of the outstanding shares of the Company’s capital stock, on an as converted basis assuming conversion of all the shares of Series A and Series B and exercise of all the warrants they presently hold. On a combined basis, EMC, Canopy and affiliates of Advent own approximately 68.2% of the outstanding shares of the Company’s capital stock on an as converted basis. For additional information regarding the voting agreement and the Series A financing, see “Certain Relationships and Related Transactions” in the Company’s Annual Report on Form 10-K, as amended, for its fiscal year ended April 2, 2005.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements and Safe Harbor
          This Quarterly Report on Form 10-Q contains statements relating to MTI Technology Corporation (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. All statements included in this report that are not historical or based on historical facts constitute “forward-looking statements” that involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, the statements in the “Outlook” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations, and statements about our:
•	expectations regarding mitigating factors in connection with our loss of hardware maintenance revenue;

•	beliefs and expectations regarding the causes of or reasons for changes in our financial and operating performance from period to period;

•	expectations regarding our ability to penetrate new and existing markets and to add new accounts; and

•	beliefs regarding the adequacy of our available capital resources to fund our operations for the next 12 months.
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
          The forward-looking statements in this report are subject to additional risks and uncertainties, including those set forth herein under the heading “Certain Business Risks” and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are cautioned not to place undue reliance on our forward-looking statements. We urge you to review and carefully consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission.

Overview and Executive Summary
          In March 2003, we became a reseller and service provider of EMC Automated Networked Storage™ systems and software, pursuant to a reseller agreement with EMC Corporation. The shift in strategy from a developer of technology to a reseller of third-party solutions has had the following primary financial implications:
•	We have increased product revenue in the past two years. We recorded product revenue of $93.7 million in fiscal 2005, a 102% increase from fiscal 2004. Furthermore, we recorded product revenue of $51.3 million in the first six months of fiscal 2006, a 30% increase from the same period of the prior year, and significantly increased the number of new customers. In order to achieve this revenue growth, we invested heavily in sales and service resources which led to increased losses in fiscal 2005.

•	Maintenance revenue has been negatively impacted due to the comprehensive warranty provided by EMC products. We resell EMC hardware products with up to a three year warranty and a seven day, twenty-four hour service level. In contrast, MTI proprietary products were generally sold with a one year warranty and a five day, nine hour service level. Therefore, the sale of proprietary products provided an opportunity to generate maintenance revenue earlier due to the shorter warranty period and allowed the Company to generate maintenance revenue during the warranty period by selling maintenance contracts increasing the service level to seven days a week, twenty-four hours a day. We expect the loss of hardware maintenance revenue to be mitigated by an increase in professional service revenue as well as software maintenance revenue on new technology installations.
          Our exclusive reliance on EMC products as our core product solution has inherent challenges, such as obtaining sufficient product quantities to satisfy customer requirements, developing the ability to ship products to meet customer imposed deadlines, developing the ability to control the cost of the product, and reliance on the ability of EMC to respond to changing technology.
Outlook
          The following information summarizes management’s outlook for the second half of fiscal 2006:
•	We expect that service revenue will increase during fiscal 2006 due to anticipated growth in our professional service business as well as continued sales of software maintenance contracts. We expect this growth to follow the integration of our newly hired personnel and the expiration of warranties on EMC products sold in fiscal 2004. In addition, if sales of EMC products increase, we expect that sales of related software and back-up products, which typically carry shorter warranty periods, will also increase and provide an opportunity for increased maintenance contracts in future years.

•	In fiscal 2006, we plan to moderate our headcount additions and focus on improving the efficiency and utilization of our professional services delivery. We also plan to leverage the investment we have made in our services business and expect service margin percentage to improve as a result of more efficient delivery of our professional service offerings, additional service offerings, and increased maintenance revenue from the sale of software and hardware contracts on EMC products.

•	We expect that product revenue will be higher in the second half of fiscal 2006 as compared to the first half as we strive to leverage the investment we have made in increased sales headcount. We expect that our total solutions provider strategy will allow us to further penetrate the mid-enterprise storage market and continue to add new customers.
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
          Product returns are estimated in accordance with Statement of Financial Accounting Standards No. (Statement) 48, “Revenue Recognition When Right of Return Exists.” Customers have a limited right of return which allows them to return non-conforming products. Accordingly, reserves for estimated future returns are provided in the period of sale based on contractual terms and historical data and are recorded as a reduction of revenue. We also ensure that the other criteria in Statement 48 have been met prior to recognition of revenue: the price is fixed or determinable; the customer is obligated to pay and there are no contingencies surrounding the obligation or the payment; the customer’s obligation would not change in the event of theft or damage to the product; the customer has economic substance; the amount of returns can be reasonably estimated; and we do not have significant obligations for future performance in order to bring about resale of the product by the customer.
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
          We also sell application software that is sold as add-on software to existing hardware configurations. This software is generally loaded onto a customers’ host CPU and provides additional functionality to the storage environment, such as assisting in data back-up, data migration and mirroring data to remote locations. Based on the factors described in footnote two of AICPA Statement of Position (SOP) 97-2 “Software Revenue Recognition,” we consider this type of software to be more-than-incidental to hardware components in an arrangement. This assessment is based on the fact that the software can be sold on a stand-alone basis and that maintenance contracts are generally sold with the software. Software products that are considered more-than-incidental are treated as a separate unit of accounting apart from the hardware and the related software product revenue is recognized upon delivery to the customer. We account for software that is more-than-incidental in accordance with SOP 97-2, as amended by SOP 98-9, whereby the total arrangement revenue is first allocated to the software maintenance contract based on vendor specific objective evidence (VSOE) of fair value and is recognized ratably over the term of the contract. VSOE is established based on stand-alone renewal rates. The remaining revenue from the sale of software products is recognized at the time the software is delivered to the customer, provided all the revenue recognition criteria noted above have been met, except collectability must be deemed probable under SOP 97-2 versus reasonably assured under SAB 104.
          In transactions where the software is considered more-than-incidental to the hardware in the arrangement, we also consider EITF 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” (EITF 03-05). Per EITF 03-05, if the software is considered not essential to the functionality of the hardware, then the hardware is not considered “software related” and is excluded from the scope of SOP 97-2. All software sold by MTI is not essential to the functionality of the hardware. The software adds additional features and functionality to the hardware and allows the customer to perform additional tasks in their storage environment. The hardware is not dependent upon the software to function and the customer can fully utilize the hardware product without any of the software products. Therefore, in multiple-element arrangements containing hardware and software, the hardware elements are excluded from SOP 97-2 and are accounted for under the residual method of accounting per EITF 00-21 and SAB 104.
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
Other
     We consider sales transactions that are initiated by EMC and jointly negotiated and closed by EMC and MTI’s sales force as Partner Assisted Transactions (PATs). We recognize revenue from PATs on a gross basis, in accordance with EITF 99-19, because we bear the risk of returns and collectability of the full accounts receivable. Product revenue for the delivered items is recorded at residual value upon pickup by a common carrier for Free Carrier (FCA) origin shipments. For FCA destination shipments, product revenue is recorded upon delivery to the customer. If we subcontract the undelivered items such as maintenance and professional services to EMC or other third parties, we record the costs of those items as deferred costs and amortize the costs using the straight-line method over the life of the contract. We defer the revenue for the undelivered items at fair value based upon list prices with EMC according to EITF 00-21. At times, our customers prefer to enter into service agreements directly with EMC. In such instances, we may assign the obligation to perform services to EMC, or other third parties, and therefore we do not record revenue nor defer any costs related to the services.
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
Product warranty. We maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty calls and repair cost. In the third quarter of fiscal year 2004, we reviewed our historical costs of warranty for EMC products sold since the inception of the reseller agreement with EMC on March 31, 2003. We have updated this review on a quarterly basis through the second quarter of fiscal year 2006. Based on these reviews, and given the favorable warranty rate experienced on EMC products, we determined that it was not necessary to record any additional provision for warranty related to EMC products for the third and fourth quarters of fiscal year 2004 and in the first quarter of fiscal year 2005. In the second quarter of fiscal year 2005, we began recording additional warranty provision based on expected future warranty claims. We expect to continue to assess the adequacy of the warranty accrual each quarter. Should actual warranty calls and repair cost differ from our estimates, the amount of actual warranty costs could materially differ from our estimates.
Allowance for doubtful accounts and product returns. We maintain an allowance for doubtful accounts for estimated returns and losses resulting from the inability of our customers to make payments for products sold or services rendered. We analyze accounts receivable, including past due balances, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. All new customers are reviewed for credit-worthiness upon initiation of the sales process. The allowance for product returns is established based on historical return trends. Historically, we have not experienced significant losses on accounts receivable, however, if the financial condition of our customers deteriorates, resulting in an inability to make payments, additional allowances may be required.
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
Valuation of goodwill. We assess the impairment of goodwill in accordance with Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (Statement 142), on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends. We completed our annual assessment for goodwill impairment in the fourth quarter of fiscal year 2005. Based upon factors such as the market valuation approach, comparison between the reporting units’ estimated fair value using discounted cash flow projections over the next three years, and carrying value, we concluded that there was no impairment of our goodwill. Changes in assumptions and estimates included within this analysis could produce significantly different results than those identified above and those recorded in the consolidated financial statements. No events occurred in the first six months of fiscal year 2006 that caused us to further update our goodwill impairment assessment. We plan to update our assessment during the fourth quarter of fiscal year 2006 or as other facts and circumstances indicate.
Inventories. Our inventory consists of logistics inventory and production inventory. Logistics inventory is used for product under maintenance contracts and warranty, and is not held for re-sale. As of October 1, 2005, we had net logistics inventory of $0.8 million, the majority of which is related to legacy products, and net production inventory of $2.5 million. Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and future sales forecasts. Historically, we used rolling forecasts based upon anticipated product orders to determine our component and product inventory requirements. As a reseller, we procure inventory primarily upon receipt of purchase orders from customers and as a result we believe the risk of EMC production inventory obsolescence is low. Our allowance for logistics inventory is calculated based on a review of legacy product lifecycles and comparison to current and projected legacy maintenance revenue. As maintenance contracts expire and are not renewed, the amount of logistics inventory needed to support the legacy installed base decreases. Management regularly evaluates the useful life of the logistics inventory relative to the remaining legacy maintenance contracts. If we overestimate our product or component requirements, we may have excess inventory, which could lead to additional excess and obsolete charges.

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

	THREE MONTHS ENDED		SIX MONTHS ENDED
	OCTOBER 1,	OCTOBER 2,	OCTOBER 1,	OCTOBER 2,
	2005	2004	2005	2004
Net product revenue	69.7%	70.9%	72.2%	68.7%
Service revenue	30.3	29.1	27.8	31.3

Total revenue	100.0	100.0	100.0	100.0

Product gross profit	20.0	24.8	19.8	24.4
Service gross profit	20.7	18.2	22.0	20.0

Gross profit	20.2	22.9	20.4	23.0

Selling, general and administrative	30.7	30.5	26.8	30.2
Restructuring charges	0.4	—	1.4	—

Operating loss	(10.9)	(7.6)	(7.8)	(7.1)

Interest and other expense, net	(0.3)	(0.3)	(0.2)	(0.4)
Gain (loss) on foreign currency transactions	0.1	0.1	(1.2)	0.2
Income tax expense	—	—	—	—

Net loss	(11.1)%	(7.9)%	(9.2)%	(7.4)%

     Net product revenue: The components of product revenue by geographic region for the second quarter of fiscal 2006 and 2005 are shown in the table below (in millions):

	Three-months ended October 1, 2005			Three-months ended October 2, 2004
	US	Europe	Total	US	Europe	Total
Server Revenue	$9.5	$4.1	$13.6	$10.6	$6.5	$17.1
Software Revenue	3.5	0.7	4.2	2.5	0.5	3.0
Tape Library Revenue	2.3	2.0	4.3	1.0	1.2	2.2

Total Product Revenue	$15.3	$6.8	$22.1	$14.1	$8.2	$22.3

     Net product revenue for the second quarter of fiscal 2006 decreased $0.3 million, or 1% from the same quarter of the prior year. This decrease was comprised of a $1.2 million increase in domestic product revenue offset by a $1.4 million decrease in international product revenue. The slight decrease in worldwide product revenue is the result of softness experienced in the European market, particularly Germany and France. The decrease in product revenue was comprised of a $3.5 million decrease in revenue from server products, offset by increases of $1.2 million and $2.1 million in revenue from software and tape library products, respectively. Server, software and tape library revenue accounted for 62%, 19% and 19% of total product revenue in the second quarter of fiscal 2006 as compared to 76%, 14% and 10% for the same quarter of the prior year, respectively. In the second quarter of fiscal 2006, sales of EMC products represented $17.4 million, or 79% of total product revenue compared with $17.3 million or 78% of total product revenue for the same quarter of the prior year. We ended our second quarter of fiscal 2006 with a product order backlog of $4.6 million.

	Six-months ended October 1, 2005			Six-months ended October 2, 2004
	US	Europe	Total	US	Europe	Total
Server Revenue	$22.2	$12.5	$34.7	$19.6	$9.5	$29.1
Software Revenue	7.9	1.9	9.8	5.3	1.1	6.4
Tape Library Revenue	3.8	3.0	6.8	1.4	2.6	4.0

Total Product Revenue	$33.9	$17.4	$51.3	$26.3	$13.2	$39.5

     Net product revenue for the first six months of fiscal 2006 increased $11.8 million, or 30% from the same period of the prior year. This increase was comprised of a $7.6 million and $4.2 million increase in domestic and international product revenue, respectively. The increase in product revenue for the first six months of fiscal 2006 was entirely attributable to the increase in the first three months of fiscal 2006 compared to the same period of the prior year. The increase in product revenue was primarily the result of further leveraging our reseller relationship with EMC. Our EMC reseller agreement was entered into in the fourth quarter of fiscal year 2003. We believe our ability to sell EMC products has enabled us to further penetrate the mid-range storage market and to sell product to hundreds of new name accounts across a number of new regions. We believe this increase was driven primarily by strong demand for EMC server and software products. Server, software and tape library revenue accounted for 68%, 19% and 13% of total product revenue for the first six months of fiscal 2006 as compared to 74%, 16% and 10% for the same period of the prior year, respectively. In the first six months of fiscal 2006, sales of EMC products represented $42.4 million, or 83% of total product revenue compared with $32.4 million or 82% of total product revenue for the same period of the prior year.
     Service Revenue: The components of service revenue for the second quarter of fiscal 2006 and 2005 are shown in the table below (in millions):

	Three-months ended October 1, 2005			Three-months ended October 2, 2004
	US	Europe	Total	US	Europe	Total
Professional Services Revenue	$1.8	$1.0	$2.8	$1.1	$0.6	$1.7
Maintenance Revenue	2.6	4.2	6.8	3.2	4.3	7.5

Total Service Revenue	$4.4	$5.2	$9.6	$4.3	$4.9	$9.2

     Total service revenue for the second quarter of fiscal 2006 increased $0.4 million, or 4% from the same quarter of the prior year. The net increase was attributable to an increase in professional services revenue of $1.1 million, partially offset by a decrease in maintenance revenue of $0.7 million.
     Most EMC hardware products are sold with up to a 3-year 24x7 warranty. As a result, any revenue associated with post-warranty service contracts for those hardware product sales would not occur until expiration of the warranty period. We believe this factor, along with declining renewal rates of legacy maintenance contracts, caused maintenance revenue to decrease compared to the second quarter of fiscal 2005. The decline in hardware maintenance is partially offset by new maintenance contracts sold on software products.
     Professional services revenue increased $1.1 million or 65% from the same quarter of the prior year. We believe the growth in professional services revenue was the result of increased product sales in previous quarters which provided the opportunity to generate service revenue through the performance of installation and configuration services, as well as the ability to sell more complex professional service engagements. We have made a focused effort to grow our professional service business and have added headcount and resources to this area. As of October 1, 2005, we had 134 service employees compared to 125 as of October 2, 2004. Although professional services revenue increased 65% from the same quarter of the prior year, it did not increase at the same rate experienced in prior quarters. We believe that this was partially the result of a significant amount of sales occurring near the end of the quarter, which did not allow adequate time to perform professional services prior to the end of the quarter. Also contributing to the lower growth rate of professional services revenue was customer delays on implementation projects which negatively impacted our ability to effectively leverage our service resources.

	Six-months ended October 1, 2005			Six-months ended October 2, 2004
	US	Europe	Total	US	Europe	Total
Professional Services Revenue	$3.8	$2.2	$6.0	$2.0	$1.1	$3.1
Maintenance Revenue	5.3	8.4	13.7	6.4	8.5	14.9

Total Service Revenue	$9.1	$10.6	$19.7	$8.4	$9.6	$18.0

     Total service revenue for the first six months of fiscal 2006 increased $1.7 million, or 9% from the same period of the prior year. The net increase was attributable to an increase in professional services revenue of $2.9 million, partially offset by a decrease in maintenance revenue of $1.2 million. The reasons for these fluctuations are consistent with the information presented for the second quarter changes noted above.
     Product Gross Profit: Product gross profit was $4.4 million for the second quarter of fiscal 2006, a decrease of $1.1 million or 20% from the same quarter of the prior year. The gross profit percentage for net product sales was 20.0% for the second quarter of fiscal 2006 compared to 24.8% for the same quarter of the prior year. We believe there were two primary factors that impacted the product gross profit percentage during the second quarter of fiscal 2006: rebates earned and lower margins on a transaction by transaction basis due to competitive market forces. In the first quarter of fiscal 2005, we became an EMC Premier Velocity Partner, which allowed us to earn certain performance based rebates. In the second quarter of fiscal 2005 we recorded performance rebates of $0.5 million. Only $0.2 million in rebates were recorded in the second quarter of fiscal 2006 as our purchases of certain products from EMC were lower than the rebate goals, resulting in an unfavorable impact to product margin in the quarter. The remaining difference in gross profit percentage was primarily due to competitive market forces.
     Product gross profit was $10.1 million for the first six months of fiscal 2006, an increase of $0.5 million or 5% from the same period of the prior year. The gross profit percentage for net product sales was 19.8% for the first six months of fiscal 2006 compared to 24.4% for the same period of the prior year. Similar to the explanations noted above, we believe there were two primary factors that impacted the product gross profit percentage during the first six months of fiscal 2006: rebates earned and lower margins on a transaction by transaction basis. Performance based rebates recorded during the first six months of fiscal 2005 were $0.9 million. Only $0.3 million in rebates were recorded in the first six months of fiscal 2006 as our purchases of certain products from EMC were lower than the rebate goals.
     Service Gross Profit: Service gross profit was $2.0 million for the second quarter of fiscal 2006, an increase of $0.3 million, or 19% from the same quarter of the prior year. The service gross profit percentage was 20.7% in the second quarter of fiscal 2006 compared to 18.2% in the same quarter of the prior year. As noted above, the composition of service revenue has shifted as compared to the second quarter of fiscal 2005, with a greater percentage of total service revenue generated from professional services versus maintenance. Historically, our professional services business did not generate as high of profit margin percentage compared to our maintenance business due to the significant investments we were making to increase professional service headcount. However, in the first quarter of fiscal 2006, we began to see improved margins from our professional services business which has carried over into the second quarter of fiscal 2006 as well. We believe the increase in service gross profit percentage was mainly due to cost reduction measures and improved service utilization in the second quarter of fiscal 2006. The majority of the cost reductions were due to decreased third-party subcontractor expenses. Through additional training and certification, we were able to decrease our reliance on third-party subcontractors to deliver certain professional services. We also focused on better aligning our service headcount in the most effective geographic areas to help improve utilization and reduce costs. Also contributing to the increase in service gross profit percentage was a reduction in spare parts inventory charges. In the second quarter of fiscal 2006, we recorded spare parts inventory charges of $0.1 million compared to charges of $0.4 million in the same quarter of the prior year.
     Service gross profit was $4.3 million for the first six months of fiscal 2006, an increase of $0.7 million, or 20% from the same period of the prior year. The service gross profit percentage was 22.0% in the first six months of fiscal 2006 compared to 20.0% for the same period of the prior year. The increase in gross profit percentage compared to the first six months of fiscal 2005 was due primarily to similar reasons as noted above. We recorded spare parts inventory charges of $0.2 million in the first six months of fiscal 2006 compared to charges of $0.6 million in the same period of the prior year.
     Selling, General and Administrative: Selling, general and administrative expenses for the second quarter of fiscal 2006 increased $0.1 million, or 1% from the same quarter of the prior year. As a percentage of total revenue, selling, general and administrative expenses for the second quarter of fiscal 2006 remained comparable at 30.7% as compared to 30.5% for the same quarter of the prior year. The increase in selling, general and administrative expenses was primarily due to a $0.3 million payment for a tax matter in France, as well as increases in salaries and related benefits of $0.3 million and travel and lodging of $0.2 million, partially offset by a decrease in fixed charges of $0.4 million and a decrease of outside purchases of $0.3 million. The fluctuations in selling, general and administrative expenses were primarily related to cost reductions achieved through the Dublin, Ireland facility closure in the fourth quarter of fiscal 2005, partially offset by increased expenses due to expansion of the sales force primarily in the United States as well as increased commission expenses as a result of higher sales.

     Selling, general and administrative expenses for the first six months of fiscal 2006 increased $1.6 million, or 9% from the same period of the prior year. As a percentage of total revenue, selling, general and administrative expenses for the first six months of fiscal 2006 were 26.8% as compared to 30.2% for the same period of the prior year. The increase in selling, general and administrative expenses was primarily due to increases in salaries and related benefits of $1.6 million, a French tax payment of $0.3 million and travel and lodging of $0.2 million partially offset by a decrease in fixed charges of $0.5 million. The fluctuations in selling, general and administrative expenses were primarily related to cost reductions achieved through the Dublin, Ireland facility closure in the fourth quarter of fiscal 2005. These cost savings were offset by increased expenses due to expansion of the sales force primarily in the United States as well as increased commission expenses as a result of higher sales. The decrease in selling, general and administrative expenses as a percentage of total revenue was primarily related to the restructuring of the European operations as well as further leveraging of our existing cost structure while growing total revenue.
     Restructuring: In the fourth quarter of fiscal 2005, we announced plans to restructure our European operations. This plan was initiated primarily in order to reduce operating costs and simplify processes throughout the European operations. The 2005 restructuring plan primarily involved the closure of the Dublin, Ireland facility and the consolidation of European finance functions within the Wiesbaden, Germany facility. In the first quarter of fiscal 2006, we recorded $0.8 million in additional charges related to the 2005 restructuring plan, primarily due to the closure of the Dublin, Ireland facility and $0.2 million related to our 2002 restructuring plan due to lower than expected sub-lease income at our former research and development facility in Sunnyvale, California. In the second quarter of fiscal 2006, we recorded $0.1 million in additional charges related to the 2005 restructuring plan, primarily due to workforce reduction. There were no such restructuring charges in the first two quarters of fiscal 2005.
     Interest and Other Expense, Net: Interest and other expense, net for the second quarter of fiscal 2006 decreased $0.02 million from the same quarter of the prior year. This decrease was primarily related to lower borrowings on our bank line of credit as compared to the second quarter of fiscal 2005. Interest and other expense, net for the first six months of fiscal 2006 decreased $0.1 million from the same period of the prior year. This decrease was primarily due to lower borrowings on the bank line of credit as well as the payoff of our capital lease in the second quarter of fiscal 2006.
     Gain (loss) on Foreign Currency Transactions: We recorded a gain on foreign currency transactions of $0.03 million in the second quarter of fiscal 2006, compared to a gain of $0.04 million in the same quarter of the prior year. The US Dollar remained relatively stable throughout the second quarter of fiscal 2006, only weakening slightly against the Euro and British Pound Sterling. We recorded a loss on foreign currency transactions of $0.8 million in the first six months of fiscal 2006. This loss was primarily the result of the strengthening value of the US Dollar as compared to the Euro and British Pound Sterling during the first quarter of fiscal 2006.
Liquidity and Capital Resources
     As of October 1, 2005, we had a working capital deficit of $3.6 million, compared to working capital of $2.3 million as of April 2, 2005. We had cash and cash equivalents of $6.4 million as of October 1, 2005, compared to $12.2 million as of April 2, 2005. The $5.8 million decrease in cash and cash equivalents for the six months ended October 1, 2005 was primarily the result of $7.2 million in cash used in operating activities. The cash used in operating activities was primarily due to the net loss of $6.5 million, decreased deferred revenue of $3.8 million and decreased accrued liabilities of $3.8 million, partially offset by decreased accounts receivable of $4.5 million. The decrease in deferred revenue primarily resulted from expiring legacy maintenance contracts not being replaced at the same rate with renewed and new maintenance contracts, and the quarterly amortization of deferred revenue. The decrease in accounts receivable was due to stronger collections coupled with decreased sales in the second quarter of fiscal 2006 compared to the fourth quarter of fiscal 2005. Cash was also negatively impacted by the payout of $1.9 million in severance payments related to the 2005 restructuring plan.
     We have an agreement with Comerica Bank for a line of credit of $7.0 million at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by Canopy. The line of credit with Comerica was set to expire on May 31, 2005 and the letter of credit from Canopy was to expire on June 30, 2005. However, on June 15, 2005, we renewed the Comerica line of credit through May 31, 2006 and Canopy renewed its letter of credit guarantee through June 30, 2006. As of October 1, 2005, there was $5.2 million outstanding under the Comerica Loan Agreement and $1.8 million was available for borrowing.
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
     We had previously granted a security interest in all of our personal property assets to Canopy as security for our obligations to Canopy in connection with Canopy’s guaranty of our indebtedness to Comerica Bank. To enable us to pledge the collateral described above to EMC, Canopy delivered a waiver and consent releasing Canopy’s security interest in the collateral to be pledged to EMC and consenting to the transaction. As part of the waiver and consent, we agreed not to increase our indebtedness to Comerica Bank above our then-current outstanding balance of $5.5 million, and to make a principal repayment to Comerica equal to $1.8 million on each of February 15, 2005, May 15, 2005 and August 15, 2005 in order to eliminate our outstanding indebtedness to Comerica. We made the February 15, 2005 payment to Comerica, but we have not made the May 15, 2005 or August 15, 2005 payments. We are currently negotiating with Canopy the terms of an amendment to this waiver and consent which would terminate our requirement to pay down the outstanding indebtedness to Comerica. We expect to issue warrants to Canopy as consideration for this waiver and consent.
     Both the Comerica loan agreement and the EMC Security Agreement contain negative covenants placing restrictions on our ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. We believe we are currently in compliance with all of the terms of the Comerica loan agreement and the EMC Security Agreement, other than the payments described above. Upon an event of default, Comerica may, in its sole discretion and without notice or opportunity to cure, terminate the Comerica loan agreement and declare all amounts outstanding immediately due and payable.
     On August 19, 2005, we entered into an agreement to sell shares of Series B Convertible Preferred Stock (the “Series B”) in a private placement financing, which is referred to as the “Series B financing,” for $20.0 million in gross proceeds, before payment of professional fees. The purchasers in the private placement are the Series A holders. The sale of the Series B was subject to stockholder approval and was approved by stockholders at our annual stockholder meeting on November 1, 2005.
     Accordingly, on November 2, 2005, 1,582,023 shares of Series B were issued at a purchase price of $12.6420 per share, which was equal to ten times 90% of the average closing price of the Company’s common stock during the 15 trading days prior to the Series B issue date. The Series B is convertible any time at the direction of the holders. Each share of Series B is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series B is initially convertible into ten shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The Series B financing included the issuance of warrants to purchase 5,932,587 shares of the Company’s common stock at an exercise price of $1.26 per share. The warrants are exercisable immediately and have a ten year life.
     The Company’s principal sources of liquidity are cash and cash equivalents, proceeds received from the sale of Series B noted above and availability under the Comerica credit facility. Since the inception of our reseller relationship with EMC, we have recorded significant growth in both product revenues and total revenues. We believe that our current cash and receivable balances, together with the proceeds received from the sale of Series B and our Comerica credit facility, will be adequate to fund operations for at least the next 12 months. Our credit terms with EMC are net 45 days from shipment. Our credit terms with our customers generally range from 30 to 60 days. Often there is a gap between when we pay EMC and when we ultimately collect the receivable from our customer. This gap is funded by our working capital. If we experience a significant deterioration in our receivable collections, or if we are not successful in growing revenues and improving operating margins, we may need to seek additional sources of liquidity to fund operations. Our future is dependent upon many factors, including but not limited to, increasing revenues, improving operating margins, recruiting, hiring, training and retaining significant numbers of qualified personnel, forecasting revenues, controlling expenses and managing assets. Our inability to achieve these objectives could have a material adverse effect on our results of operations. If we need additional funds such as for acquisition or expansion or to fund a downturn in sales or increase in expenses, there are no assurances that adequate financing will be available on acceptable terms, if at all. We may in the future seek additional financing from public or private debt or equity financing. There can be no assurance such financing will be available on terms favorable to us or at all, or that necessary approvals to obtain any such financing will be received. To the extent any such financing involves the issuance of equity securities, existing stockholders could suffer dilution.
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
     In the first quarter of fiscal 2005 we became an EMC Premier Velocity Partner, which has allowed us to earn certain performance based rebates. In fiscal 2005, we recorded performance based rebates of $1.7 million. We earned only $0.3 million in performance rebates in the first six months of fiscal 2006 as our purchases of certain EMC products were lower than the rebate goals. There is no guarantee that we will earn these rebates in the future or that EMC will continue to offer such rebate program. Our failure to earn these performance rebates could have an adverse impact on our results of operations.
Our stock ownership is concentrated in a few stockholders who may be able to influence corporate decisions.
     Our stock ownership is concentrated in a few stockholders who are able to influence corporate decisions. As a result of this, these few stockholders are able to influence actions of the Company that require stockholder approval, in particular with regard to significant corporate transactions. Among other things, this may delay or prevent a change in control of the Company that may be favored by other stockholders, and may in general make it difficult for the Company to effect certain actions without the support of the larger stockholders.
     Mr. William Mustard serves on our Board of Directors and is President and CEO of Canopy. As of October 1, 2005, Canopy beneficially owned 34% of the Company’s common stock assuming conversion of the Series A Preferred Stock and related warrants outstanding.
     In addition, the holders of our Series A Preferred Stock and Series B Preferred Stock, as a result of their acquisition of securities issued in our June 2004 and November 2005 private placements, currently beneficially own approximately 46.4% of the Company’s outstanding common stock, assuming conversion and exercise of all shares of preferred stock and warrants which they presently hold. Other than with respect to the election of directors, the holders of Series A and Series B generally have the right to vote on any matter with the holders of common stock, and each share of Series A is entitled to 8.5369 votes and each share of Series B is entitled to 8.7792 votes. The approval of the holders of a majority of the Series A and Series B, each voting as a separate class, will be required to approve certain corporate actions, including:
•	any amendment of the Company’s charter or bylaws that adversely affects the holders of Series A, or Series B, as applicable;

•	any authorization of a class of capital stock ranking senior to, or on parity with, the Series A, or Series B, as applicable;

•	any increase in the size of the Company’s Board of Directors to greater than eight members or any change in the classification of the Board of Directors;

•	certain redemptions or repurchases of capital stock acquisitions of capital stock or assets from other entities;

•	effecting, or entering into any agreement to effect, any merger, consolidation, recapitalization, reorganization, liquidation, dissolution, winding up or similar transaction (a “Liquidation Event”) involving the Company or any of its subsidiaries;

•	any sale of assets of the Company or a subsidiary which is outside the ordinary course of business;

•	any purchase of assets of or an equity interest in another entity for more than $5.0 million; and

•	any incurrence of additional debt for borrowed money in excess of $1.0 million.
     The holders of Series A and Series B, exclusively and as single classes, are each entitled to elect one member of the Company’s Board of Directors. The Series A have currently elected Mr. Pehl, and the Series B have not presently chosen to elect a member of the Board of Directors.
     In connection with the Series A financing, the Series A investors, the Company and The Canopy Group, Inc. entered into a Voting Agreement, pursuant to which, when any matter involving a significant corporation transaction (such as a merger, consolidation, liquidation, significant issuance of voting securities by the Company, sale of significant Company assets, or acquisition of significant assets or equity interest of another entity) is submitted to a vote of the Company’s stockholders, Canopy has agreed that either (a) the common stock of the Company that Canopy holds will be voted in proportion to the Series A investors’ votes on the matter, or (b) if Canopy wishes that any of its common stock be voted differently than in proportion to the Series A investors’ votes, Canopy will, if so required by a Series A investor, purchase from the Series A investor(s) with which the Canopy votes are not aligned all or any portion (as required by the Series A investor) of such investor’s Series A Convertible Preferred Stock. The per share price in any such purchase is to equal two times the sum of (x) the stated value of a share of Series A Convertible Preferred Stock plus (y) any accrued but unpaid dividends thereon. At any stockholder meeting at which members of the Board are to be elected and the Series A investors do not then have either a Series A Director on the Board or the power at such election to elect a Series A Director to the Board, Canopy has agreed to vote in favor of one nominee of the Advent Funds and the Series A investors have agreed to vote in favor of a Canopy nominee. Currently, Canopy beneficially owns approximately 21.8% of the Company’s outstanding common stock (calculated assuming conversion of all outstanding Series A Preferred and Series B Preferred and the warrants held by the holders of our preferred stock, but excluding outstanding options).
A significant portion of our revenue occurs in the last month of a given quarter. Consequently, our results of operations for any particular quarter are difficult to predict.
     We have experienced, historically, a significant portion of our orders, sales and shipments in the last month or weeks of each quarter. In fiscal year 2005, 31%, 63%, 65% and 63%, respectively, of our total revenue was recorded in the last month of each successive quarter. In the first and second quarters of fiscal year 2006, 59% and 65% of our total revenue was recorded in the last month of the quarter, respectively. We expect this pattern to continue, and possibly to increase, in the future. This uneven pattern makes our ability to forecast revenues, earnings and working capital requirements for each quarter difficult and uncertain. If we do not receive orders that we have anticipated or complete shipments within a given quarter, our results of operations could be harmed materially for that quarter. Additionally, due to receiving a significant portion of our orders in the last month of the quarter, we may experience a situation in which we have exceeded our credit limits with our vendors thereby making our ability to ship to our customers very difficult. If we experience such situations and are unable to extend our credit limits with our vendors, this could materially harm our results of operations.
We are subject to financial and operating risks associated with international sales and services.
     International sales and services represented approximately 42% and 39% of our total sales and service revenue for fiscal year 2005 and the first six months of fiscal year 2006, respectively. Prior to fiscal year 2005, international sales and service also represented a significant portion of total revenue. As a result, our results of operations are subject to the financial and operating risks of conducting business internationally, including:
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
We have a history of operating losses, and our future operating results may depend on the success of our cost reduction initiatives and on other factors.
     We have a history of recurring losses and net cash used in operations. In fiscal years 2005 and 2004 we incurred net losses of $15.8 million and $3.9 million, respectively. Our cash used in operations was $4.4 million and $10.9 million in fiscal years 2005 and 2004, respectively. We had $2.3 million in working capital as of April 2, 2005 and a working capital deficit of $3.6 million as of October 1, 2005.
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
     Our future is dependent upon many other factors in addition to our cost reduction initiatives, including but not limited to, improving revenues and margins, continuing our relationship with EMC, expanding our service offerings, receiving market acceptance of new products and services, recruiting, hiring, training and retaining significant numbers of qualified personnel, forecasting revenues and expenses, controlling expenses and managing assets. If we are not successful in these areas, our future results of operations could be adversely affected.
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
     Additionally, there is often a time gap between when we are required to pay for a product received from EMC (which is due net 45 days from shipment) and the time when we receive payment for the product from our customer (which often occurs after payment is due to EMC). Due to our sales growth since fiscal year 2004, a significant and increasingly larger portion of our working capital resources must be used to cover amounts owed to EMC during the gap periods. If we are not able to maintain sufficient working capital resources to fund payments due to EMC during these gap periods, we could default on or be late in our payments to EMC, which could harm our relationship with EMC, cause EMC to stop or delay shipments to our customers or otherwise reduce the level of business it does with us, harm our ability to serve our customers and otherwise adversely affect our financial performance and operations.
     We believe that our working capital, proceeds received from the sale of Series B Preferred Stock and availability on the Comerica line of credit will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. Projections for our capital requirements are subject to numerous uncertainties, including the cost savings expected to be realized from the restructuring, the amount of service and product revenue generated in fiscal 2006 and general economic conditions. If we do not realize substantial cost savings from our restructuring, improve revenues and margins, and achieve profitability, we expect to require additional funds in order to carry on our operations, and may seek to raise such funds through bank borrowings or public or private offerings of equity or debt securities or from other sources. Any such activity requires the approval of EMC, Canopy and the Series A and Series B investors. No assurance can be given that EMC, Canopy or our Series A and Series B investors will consent to such new financing, that additional financing will be available or that, if available, will be on terms favorable to us. If additional financing is required but not available to us, we would have to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that such measures would be successful. Our failure to raise required additional funds would adversely affect our ability to:
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
     Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indications of our future performance. We cannot assure you that we will be profitable on a quarter-to-quarter basis or that our future revenues and operating results will meet or exceed the expectations of securities analysts and investors. Failure to be profitable on a quarterly basis or to meet such expectations could cause a significant decrease in the trading price of our common stock. The following table quantifies the fluctuations in our period-to-period results for fiscal year 2006 and 2005. Net loss includes non-cash charges related to convertible preferred stock (amounts in thousands).

	TOTAL	GROSS	OPERATING	NET
	REVENUE	PROFIT	LOSS	LOSS
2006:
Second quarter	$31,635	$6,401	$(3,463)	$(4,148)
First quarter	39,331	8,078	(2,090)	(3,623)

Total	$70,966	$14,479	$(5,553)	$(7,771)

	TOTAL	GROSS	OPERATING	NET
	REVENUE	PROFIT	LOSS	LOSS
2005:
Fourth quarter	$35,561	$4,487	$(8,223)	$(9,516)
Third quarter	39,516	7,772	(3,255)	(3,205)
Second quarter	31,500	7,213	(2,408)	(2,981)
First quarter	26,036	6,047	(1,697)	(1,918)

Total	$132,613	$25,519	$(15,583)	$(17,620)

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
     Both MTI and its U.S. employees have the right to terminate their employment at any time, with or without advance notice, and with or without cause. We believe that our success is dependent, to a significant extent, upon the efforts and abilities of our salespeople, technical staff and senior management team, particularly our executive officers, who have been instrumental in setting our strategic plans. The loss of the services of our key personnel, especially to our competitors, could materially harm our business. The failure to retain key personnel, or to implement a succession plan to prepare qualified individuals to join us upon the loss of a member of our key personnel, could materially harm our business.
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
If we and our partners are unable to comply with evolving industry standards and government regulations, we may be unable either to sell our solutions or to be competitive in the marketplace.
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
Our stock price may be volatile, which could lead to losses by investors and to securities litigation.
     The value of an investment in our company could decline due to the impact of any of the following factors upon the market price of our common stock:
•	failure of our results from operations to meet the expectations of public market analysts and investors;

•	the timing and announcement of new or enhanced products or services by us, our partners or by our competitors;

•	speculation in the press or investment community about our business or our competitive position;

•	the volume of trading in our common stock; and

•	market conditions and the trading price of shares of technology companies generally.
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
Our stockholders may be diluted by the conversion of outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and the exercise of warrants to purchase common stock issued in our June 2004 and November 2005 private placements.
     There are currently 566,797 shares of our Series A Convertible Preferred Stock outstanding, which are convertible at any time at the direction of their holders. Each share of Series A Convertible Preferred Stock is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series A is presently convertible into approximately 12.8 shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into an aggregate of approximately 7.3 million shares of common stock. Dividends accrue on the Series A Convertible Preferred Stock at an annual rate of 8%, and the holders of Series A Convertible Preferred Stock may convert the accrued dividends into shares of common stock to the extent the Company has not previously paid such dividends in cash. Accrued and unpaid dividends totaled $1,553,000 as of October 1, 2005. The holders of Series A are also entitled to anti-dilution protection, pursuant to which the conversion price would be reduced using a weighted-average calculation in the event the Company issues certain additional securities at a price per share less than the conversion price then in effect. In addition, the holders of Series A have preemptive rights to purchase a pro rata portion of certain future issuances of equity securities by the Company.
     There are also currently 1,582,023 shares of our Series B Convertible Preferred Stock outstanding, which are convertible at any time at the direction of their holders. Each share of Series B Convertible Preferred Stock is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series B is presently convertible into 10 shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The outstanding shares of Series B Convertible Preferred Stock are currently convertible into an aggregate of approximately 15.8 million shares of common stock. Dividends accrue on the Series B Convertible Preferred Stock at an annual rate of 8%, and the holders of Series B Convertible Preferred Stock may convert the accrued dividends into shares of common stock to the extent the Company has not previously paid such dividends in cash. The holders of Series B Convertible Preferred Stock are also entitled to anti-dilution protection, pursuant to which the conversion price would be reduced using a weighted-average calculation in the event the Company issues certain additional securities at a price per share less than their conversion price then in effect. In addition, the holders of Series B have preemptive rights to purchase a pro rata portion of certain future issuances of equity securities by the Company.
     There are currently warrants outstanding to purchase up to 1,624,308 shares of our common stock, which are held by the Series A investors. The exercise price for such warrants is $3.10 per share. The warrants are currently exercisable and expire in December 2014. There are currently warrants outstanding to purchase up to 5,932,587 shares of our common stock, which are held by the Series B investors. The exercise price for such warrants is $1.26 per share. The warrants are currently exercisable and expire in November 2015.
     Furthermore, if we have an indemnity obligation under the Securities Purchase Agreement we entered into in connection with the Series B financing, then we may, if we and the Series B investors agree, settle up to $2.0 million of that indemnity obligation by issuing up to an additional $2.0 million (158,203 shares) of Series B Convertible Preferred Stock and warrants to purchase 37.5% of the number of shares of common stock into which such additional shares of Series B Convertible Preferred Stock are convertible when issued. If any such indemnity obligation is not satisfied by issuing shares of Series B Convertible Preferred Stock and warrants, then it will be satisfied through a cash payment.
     If the holders of our Series A or Series B preferred stock convert their shares or exercise the warrants they now hold, or that they may in the future be issued as a result of any indemnity obligations that we may have in connection with the Series B financing, the Company would be required to issue additional shares of common stock, resulting in dilution of existing common stockholders and potentially a decline in the market price of our common stock.
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
     Our securities have traded on the Nasdaq Capital Market since August 16, 2002. We believe we are currently in compliance with Nasdaq Capital Market continued listing requirements. However, we failed to comply with Nasdaq Marketplace Rules, particularly with the minimum bid price requirement, in fiscal year 2002, and may in the future fail to comply with the minimum bid price requirement, or other continued listing requirements. If that happens and we do not regain compliance by the end of the applicable grace period, our stock would be delisted and we would likely seek to list our common stock on the over-the-counter market, which is viewed by many investors as a less liquid marketplace. As a result, the price per share of our common stock would likely decrease materially and the trading market for our common stock, our ability to issue additional securities and our ability to secure additional financing would likely be materially and adversely affected.
We have adopted anti-takeover defenses that could affect the price of our common stock.
     Our restated certificate of incorporation and amended and restated bylaws contain various provisions, including notice provisions and provisions authorizing us to issue preferred stock, that may make it more difficult for a third party to acquire, or may discourage acquisition bids for, our company. Also, the rights of holders of our common stock may be affected adversely by the rights of holders of our Series A Preferred Stock, Series B Preferred Stock and any other preferred stock that we may issue in the future that would be senior to the rights of the holders of our common stock. Furthermore, we are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our European operations transact in foreign currencies, which exposes us to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound Sterling and the Euro. We have utilized and may, in the future, utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks. In order to conserve cash, we decided to end our hedging program as of the end of May 2003. As of October 1, 2005, we had no outstanding forward contracts. Should we decide to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks, there can be no assurance that such actions will successfully reduce our exposure to financial market risks.
     Our exposure to short-term interest rate fluctuations is limited to our short-term borrowings under our line of credit. As of October 1, 2005, the balance on our line of credit was $5.2 million. Therefore, a 1% increase in interest rates would increase annual interest expense by $0.05 million.
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
     In the second quarter of fiscal year 2005, we began implementation of our project to document and test our internal control procedures in order to satisfy the requirements of section 404 of the Sarbanes-Oxley Act. We have engaged a third party consulting firm to assist us in this effort. We are currently in the documentation phase of the project. If our public float at the end of our second quarter of fiscal 2007 is less than $75 million, we will not need to comply with section 404 until the end of fiscal 2008. However, if our public float at the end of our second quarter of fiscal 2007 is greater than $75 million, we will be required to comply with section 404 by the end of fiscal 2007. Management has not identified any deficiencies in internal control that would constitute a material weakness. There have not been significant changes in our internal control over financial reporting as a result of our documentation efforts. However, as we move into the remediation phase of the project we expect that there will be changes to our internal control structure in order to comply with section 404.
     As noted previously, in the fourth quarter of fiscal 2005, we implemented plans to close our facility in Dublin, Ireland. Subsequent to fiscal 2005, all finance and accounting functions that were previously performed in Dublin have been transitioned to our Wiesbaden, Germany facility. There were no significant changes in internal control procedures over financial reporting as a result of this consolidation. However, the personnel performing the controls are now primarily located in Germany.
PART II
OTHER INFORMATION
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The information required to be furnished pursuant to this item was previously included in the Current Report on Form 8-K that we filed with the SEC on November 3, 2005.
ITEM 6 — EXHIBITS
(a)	Exhibits:
     The exhibit index on page 39 of this report is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of November, 2005.

MTI TECHNOLOGY CORPORATION

By:	/s/ Scott Poteracki
Scott Poteracki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Designation of Series B Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 1, 2005 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2005).

3.2	Certificate of Amendment of Certificate of Designation of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 1, 2005 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2005).

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2005).

10.1	Lease Agreement, dated August 2, 2005, by and between the Registrant and CalWest Industrial Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 8, 2005).

10.2	Securities Purchase Agreement, dated August 19, 2005, by and among the Registrant, EMC Corporation and certain affiliates of Advent International Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 22, 2005).

10.3	Letter Agreement, dated October 11, 2005, by and among the Registrant, EMC Corporation and certain affiliates of Advent International Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2005).

10.4	Summary of Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2005).

10.5	Amended and Restated Investor Rights Agreement, dated November 2, 2005, by and among the Registrant and the Investors set forth therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).