Form 10-Q
period 2005-12-31
MTI TECHNOLOGY CORP
filed 2006-02-14
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Registrant’s telephone number, including area code: (949) 251-1101
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of shares outstanding of the Registrant’s common stock, $.001 par value, as of February 9, 2006 was 35,802,980.

MTI TECHNOLOGY CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	DECEMBER 31,	APRIL 2,
	2005	2005
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$21,161	$12,191
Accounts receivable, less allowance for doubtful accounts and sales returns of $377 and $451 at December 31, 2005 and April 2, 2005, respectively	34,489	33,866
Inventories, net	3,676	3,723
Prepaid expenses and other receivables	6,647	6,971

Total current assets	65,973	56,751

Property, plant and equipment, net	487	708
Goodwill, net	5,184	5,184
Other	188	223

	$71,832	$62,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Line of credit	$5,167	$3,667
Current portion of capital lease obligations	—	78
Accounts payable	26,850	24,474
Accrued liabilities	10,642	9,489
Accrued restructuring charges	1,253	2,767
Deferred revenue	8,664	14,020

Total current liabilities	52,576	54,495

Deferred revenue	3,777	3,695

Total liabilities	56,353	58,190

Series A redeemable convertible preferred stock, 567 shares issued and outstanding at December 31, 2005, net of discount of $6,950 and $7,955 at December 31, 2005 and April 2, 2005, respectively	8,050	7,045

Series B redeemable convertible preferred stock, 1,582 shares issued and outstanding at December 31, 2005, net of discount of $9,933	10,067	—

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $.001 par value; authorized 5,000 shares; issued and outstanding 2,149 and 567 shares at December 31, 2005 and April 2, 2005, respectively, included in redeemable convertible preferred stock above	—	—
Common stock, $.001 par value; authorized 80,000 shares; issued and outstanding 35,632 and 35,159 shares at December 31, 2005 and April 2, 2005, respectively	36	35
Additional paid-in capital	155,209	145,345
Accumulated deficit	(154,528)	(143,768)
Accumulated other comprehensive loss	(2,983)	(3,376)
Deferred compensation	(372)	(605)

Total stockholders’ deficit	(2,638)	(2,369)

	$71,832	$62,866

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31, 2005	JANUARY 1, 2005	DECEMBER 31, 2005	JANUARY 1, 2005
Net product revenue	$30,583	$29,286	$81,843	$68,810
Service revenue	9,579	10,229	29,285	28,241

Total revenue	40,162	39,515	111,128	97,051

Product cost of revenue	25,058	23,286	66,179	53,157
Service cost of revenue	7,217	8,457	22,583	22,863

Total cost of revenue	32,275	31,743	88,762	76,020

Gross profit	7,887	7,772	22,366	21,031

Operating expenses:
Selling, general and administrative	9,414	11,027	28,420	28,392
Restructuring charges	30	—	1,056	—

Total operating expenses	9,444	11,027	29,476	28,392

Operating loss	(1,557)	(3,255)	(7,110)	(7,361)

Interest and other expense, net	(6)	(64)	(151)	(312)
Gain (loss) on foreign currency transactions	(207)	713	(1,015)	805

Loss before income taxes	(1,770)	(2,606)	(8,276)	(6,868)
Income tax expense	17	6	27	11

Net loss	(1,787)	(2,612)	(8,303)	(6,879)

Amortization of preferred stock discount	(586)	(293)	(1,241)	(573)
Dividend on preferred stock	(615)	(300)	(1,215)	(653)

Net loss applicable to common stockholders	$(2,988)	$(3,205)	$(10,759)	$(8,105)

Net loss per share:
Basic and diluted	$(0.08)	$(0.09)	$(0.31)	$(0.23)

Weighted-average shares used in per share computations:
Basic and diluted	35,598	34,723	35,045	34,639

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED
	DECEMBER 31, 2005	JANUARY 1, 2005
Cash flows from operating activities:
Net loss	$(8,303)	$(6,879)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	402	958
Recovery of losses on accounts receivable, net	(7)	(16)
Provision for inventory obsolescence	393	1,221
Loss on disposal of fixed assets	3	75
Restructuring charges	1,056	—
Non-cash compensation from issuance of restricted stock	192	102
Changes in assets and liabilities:
Accounts receivable	(332)	(11,923)
Inventories	(322)	(928)
Prepaid expenses, other receivables and other assets	445	1,795
Accounts payable	2,571	8,193
Accrued and other liabilities	(2,402)	2,683
Deferred revenue	(5,275)	610

Net cash used in operating activities	(11,579)	(4,109)

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(218)	(594)

Net cash used in investing activities	(218)	(594)

Cash flows from financing activities:
Borrowings under line of credit	1,500	1,567
Proceeds from exercise of stock options	534	603
Proceeds from issuance of preferred stock, net of transaction costs	19,203	13,638
Payment of capital lease obligations	(78)	(133)

Net cash provided by financing activities	21,159	15,675

Effect of exchange rate changes on cash	(392)	184

Net increase in cash and cash equivalents	8,970	11,156

Cash and cash equivalents at beginning of period	12,191	3,017

Cash and cash equivalents at end of period	$21,161	$14,173

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$221	$301
Income taxes	47	—

Non-cash investing and financing activities:
Accrued dividends on preferred stock	1,215	653
Purchase of assets under capital lease	$—	$88
See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Summary of Significant Accounting Policies

Company

MTI Technology Corporation (MTI or the “Company”) is an information storage infrastructure solutions provider that offers a wide range of storage systems, software, services and solutions that are designed to help organizations get more value from their information and maximize their information technology (IT) assets. In March 2003, MTI became a reseller and service provider of EMC Automated Networked Storage™ systems and software pursuant to a reseller agreement with EMC Corporation, a world leader in information storage systems software, networks and services. Although it focuses primarily on EMC products, the Company also supports and services customers that continue to use MTI-branded RAID controller technology and partnered independent storage technology. The terms of the EMC reseller agreement do not allow the Company to sell data storage hardware that competes with EMC products. As an EMC reseller, MTI combines its core services capabilities, including storage networking assessment, installation, resource management and enhanced data protection, with the complete line of EMC Automated Networked Storage systems and software, focusing on the CLARiiON® family of systems. MTI designs and implements solutions that incorporate a broad array of third party products to meet customer requirements in the areas of storage area networks, network attached storage, high-availability systems for enhanced business continuance, data protection systems incorporating enhanced backup and recovery, Information Lifecycle Management, archiving and tape automation. The Company also enhances the value of its storage solutions through its 24 hour, seven days per week support and service infrastructure, which includes an international network of on-site field engineers, a storage solution laboratory, and global technical support centers. The sale of EMC products accounted for 82% and 83%, of total product revenue for the three and nine months ended December 31, 2005, respectively, and 78% and 80% for the three and nine months ended January 1, 2005, respectively.

Overview

The interim condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2005. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of December 31, 2005 and the results of operations for the three and nine month periods ended December 31, 2005 and January 1, 2005, and cash flows for the nine month periods ended December 31, 2005 and January 1, 2005. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.

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
Generally, product sales are not contingent upon customer testing, approval and/or acceptance. However, if sales require customer acceptance, revenue is recognized upon customer acceptance. Product sales with post-delivery obligations generally relate to professional services, including installation services or other projects. Professional services revenue is not recognized until the services have been performed, while product revenue is recognized at time of shipment as the services do not affect the functionality of the delivered items. In transactions where the Company sells directly to an end user, generally there are no acceptance clauses. However, the Company also sells to leasing companies who in turn lease the product to their lessee, the end user. For this type of sale, generally there are lessee acceptance criteria in the purchase order or contract. For these transactions, the Company defers the revenue until written acceptance is received from the lessee. Credit terms to customers typically range from net 30 to net 60 days after shipment.

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
Service revenue

     Service revenue is generated from the sale of professional services, maintenance contracts and time and materials arrangements. The following describes how the Company accounts for service transactions, provided all the other revenue recognition criteria noted above have been met. Generally, professional services revenue, which includes installation, training, consulting and engineering services, is recognized upon delivery of the services. If the professional service project includes independent milestones, revenue is recognized as milestones are met and upon acceptance from the customer. Maintenance revenue is generated from the sale of hardware and software maintenance contracts. These contracts generally range from one to three years. Maintenance revenue is recorded as deferred revenue and is recognized as revenue ratably over the term of the related agreement.
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
Shipping

     Products are generally drop-shipped directly from suppliers to MTI’s customers. Upon the supplier’s delivery to a carrier, title and risk of loss pass to the Company. Revenue is recognized at the time of shipment when shipping terms are Free Carrier (FCA) shipping point as legal title and risk of loss to the product pass to the customer. For FCA destination point shipments, revenue is recorded upon delivery to the customer. For legacy MTI product sales during fiscal 2005 and previously, the product was shipped from the Company’s facility in Ireland. Subsequent to the closure of the Ireland facility, legacy product is shipped from MTI’s facility in England. MTI retains title and risk of loss until the product clears U.S. customs and therefore revenue is not recognized until the product clears customs for FCA origin shipments and upon delivery to the customer for FCA destination shipments.

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

The following table shows pro forma net loss as if the fair value method of Statement 123 had been used to account for stock-based compensation expense:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,	JANUARY 1,	DECEMBER 31,	JANUARY 1,
	2005	2005	2005	2005
Net loss applicable to common stockholders, as reported	$(2,988)	$(3,205)	$(10,759)	$(8,105)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	—	34	—	102

Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(533)	(492)	(1,765)	(2,321)

Pro forma net loss	$(3,521)	$(3,663)	$(12,524)	$(10,324)

Net loss per share:
Basic and diluted, as reported	$(0.08)	$(0.09)	$(0.31)	$(0.23)

Basic and diluted, Pro forma	$(0.10)	$(0.11)	$(0.36)	$(0.30)

The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The following represents the weighted-average fair value of options granted and the assumptions used for the calculations:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,	JANUARY 1,	DECEMBER 31,	JANUARY 1,
	2005	2005	2005	2005
Weighted-average fair value of options granted	$1.04	$1.15	$1.16	$1.52
Expected volatility	0.91	0.81	0.82	0.81
Risk-free interest rate	4.35%	3.63%	3.92%	3.59%
Expected life (years)	5.00	5.00	5.00	5.00
Dividend yield	—	—	—	—
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

The activity for the 2002 restructuring plan for the nine months ended December 31, 2005 is presented below:

Facilities Charges:
Balance as of April 2, 2005	$896
Add: Fiscal year to date restructuring charge	150
Less: Fiscal year to date utilization	(626)

Balance as of December 31, 2005	420

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

The activity for the 2005 restructuring plan for the nine months ended December 31, 2005 is presented below:

Facilities Charges:
Balance as of April 2, 2005	$930
Add: Fiscal year to date restructuring charges	—
Less: Fiscal year to date utilization	(235)

Balance as of December 31, 2005	695

Workforce reduction:
Balance as of April 2, 2005	941
Add: Fiscal year to date restructuring charges	906
Less: Fiscal year to date utilization	(1,709)

Balance as of December 31, 2005	138

Total accrued 2005 restructuring plan, as of December 31, 2005	$833

The fiscal 2006 year to date workforce reduction charge of $906 is related to the termination of certain positions within the European and domestic operations. These employees were considered part of the 2005 restructuring plan, but were not notified of termination until fiscal 2006. As noted in the table above, $(1,709) in net severance payments were paid during the first nine months of fiscal 2006. A refund payment of $168 was received in the third quarter of fiscal 2006 from the Irish government and was recorded as a reduction to the severance payments on the roll-forward above.

3.	Composition of Certain Financial Statement Captions

Inventories consist of the following:

	DECEMBER 31,	APRIL 2,
	2005	2005
	(UNAUDITED)
Service spares and components	$821	$877
Finished goods	2,855	2,846

	$3,676	$3,723

Prepaid expenses and other receivables are summarized as follows:

	DECEMBER 31,	APRIL 2,
	2005	2005
	(UNAUDITED)
Prepaid maintenance contracts	$4,742	$5,252
Other	1,905	1,719

	$6,647	$6,971

Accrued liabilities are summarized as follows:

	DECEMBER 31,	APRIL 2,
	2005	2005
	(UNAUDITED)
Salaries and benefits	$3,373	$3,273
Sales tax	2,026	2,602
Customer deposits	948	990
Preferred stock dividends	2,167	953
Commissions	837	694
Warranty costs	747	598
Other	544	379

	$10,642	$9,489

Product warranties

Generally, the Company sells EMC hardware products with a two or three year warranty. For legacy proprietary hardware products, the Company generally provided its customers with a warranty against defects for one year domestically and for two years internationally. The Company maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. Upon expiration of the warranty, the Company may sell extended maintenance contracts to its customers. The Company records revenue from equipment maintenance contracts as deferred revenue when billed and it recognizes this revenue as earned over the period in which the services are provided, primarily straight-line over the term of the contract.

The changes in the Company’s warranty obligation are as follows:

NINE MONTHS ENDED
DECEMBER 31, 2005
Balance at beginning of period	$598
Current period warranty charges	638
Current period utilization	(489)

$747

4.	Line of Credit

The Company has an agreement with Comerica Bank for a line of credit of $7,000 at an interest rate equal to the prime rate (7.25% at December 31, 2005). The line of credit is secured by a letter of credit that is guaranteed by Canopy. On June 15, 2005, Canopy extended the letter of credit guarantee for $7,000 until June 30, 2006. Also on June 15, 2005, the Company renewed the line of credit with Comerica for $7,000 until May 31, 2006. As of December 31, 2005, there was $5,167 outstanding under the Comerica Loan Agreement.

In the first quarter of fiscal year 2005, the Company executed a letter of credit with Comerica Bank for $6,000, for the benefit of EMC. This additional letter of credit was incremental to the existing EMC credit line of $5,000, thereby extending the purchasing credit limit with EMC to $11,000. This additional letter of credit was secured by a $6,000 certificate of deposit at Comerica Bank.

On December 30, 2004, the Company entered into a security agreement with EMC whereby the Company granted EMC a security interest in certain of its assets to secure the Company’s obligations to EMC under its existing supply agreements. The assets pledged as collateral consist primarily of the Company’s domestic accounts receivable generated from the sale of EMC products and services, related inventory and the proceeds of such accounts receivable and inventory. In exchange for this security interest, EMC increased the Company’s purchasing credit limit to $20,000 and terminated the $6,000 letter of credit noted above. Payment terms to EMC remained at 45 days from shipment.

The Company had previously granted a security interest in all of its personal property assets to Canopy as security for the Company’s obligations to Canopy in connection with Canopy’s guaranty of the Company’s indebtedness to Comerica Bank. To enable the Company to pledge the collateral described above to EMC, Canopy delivered to the Company a waiver and consent releasing Canopy’s security interest in the collateral to be pledged to EMC and consenting to the transaction. As part of the waiver and consent, the Company agreed not to increase its indebtedness to Comerica Bank above its then-current outstanding balance of $5,500, and to make a principal repayment to Comerica equal to $1,833 on each of February 15, 2005, May 15, 2005 and August 15, 2005 in order to eliminate the Company’s outstanding indebtedness to Comerica. The Company made the first payment on February 15, 2005 but did not make the May 15, 2005 or August 15, 2005 payments. In light of the proceeds raised in the sale of Series B Convertible Preferred Stock (see Note 10), and given the purchasing credit limit available under the EMC security agreement discussed above, the Company is currently evaluating the need, if any, for an alternative debt facility.

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

The IRS is conducting an examination of the Company’s fiscal years 1996 and 1997 federal income tax returns. During May 2004, the Company received notice from the IRS of proposed adjustments, totaling $17.2 million, for fiscal year 1996. Management, after consultation with tax counsel, continues to believe in the propriety of its positions as set forth in its tax return and has filed a protest with the IRS regarding these proposed adjustments. The IRS is currently reviewing the company’s appeal. The Company believes the ultimate resolution of the examination will not result in a material impact on the Company’s consolidated financial position, results of operations or liquidity. Any adjustments arising from this examination would result in a change to the Company’s net operating loss carryforwards and would not impact results of operations, as the deferred tax assets have been fully reserved.

In the third quarter of fiscal year 2004, the Company received notice of re-assessment from the French Treasury. The French tax authorities have argued that the Company’s French subsidiary should have paid VAT on the waiver of intercompany debts granted by its U.S. parent company and by the Company’s Irish subsidiary. As of December 31, 2005, the amount of re-assessment is estimated to be $353 related to fiscal years 2002 and 2001. The Company received a request for payment in the second quarter of fiscal 2006 and, in order to avoid penalties and interest, the Company paid $301 to the French Treasury. The Company has appealed this re-assessment and is awaiting response from the French taxing authorities. The $301 was charged to selling, general and administrative expenses in the second quarter of fiscal 2006.

6.	Net Loss per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,	JANUARY 1,	DECEMBER 31,	JANUARY 1,
	2005	2005	2005	2005
Numerator:
Net loss	$(1,787)	$(2,612)	$(8,303)	$(6,879)
Amortization of preferred stock discount	(586)	(293)	(1,241)	(573)
Dividend on preferred stock	(615)	(300)	(1,215)	(653)

Net loss applicable to common stockholders	(2,988)	(3,205)	(10,759)	(8,105)

Denominator:
Basic and diluted weighted-average shares outstanding	35,598	34,723	35,045	34,639

Net loss per share applicable to common stockholders, basic and diluted	$(0.08)	$(0.09)	$(0.31)	$(0.23)

Options and warrants to purchase 18,749,874 and 12,778,580 shares of common stock were outstanding at December 31, 2005 and January 1, 2005, respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive. The common share equivalents related to the Company’s convertible preferred stock outstanding during the relevant period were not included in the computation of diluted earnings per share as the effect would be anti-dilutive for all periods presented.

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

A summary of the Company’s operations by geographic area is presented below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,	JANUARY 1,	DECEMBER 31,	JANUARY 1,
	2005	2005	2005	2005
Revenue:
United States	$23,225	$21,720	$66,232	$56,434
Germany	7,567	6,066	17,951	17,054
France	4,856	8,490	15,071	15,477
United Kingdom	4,514	2,931	11,874	7,388
Ireland	—	308	—	698

Total revenue	$40,162	$39,515	$111,128	$97,051

Operating income (loss):
United States	$(1,637)	$(1,930)	$(5,145)	$(4,469)
Germany	265	(326)	66	(268)
France	(283)	(476)	(1,596)	(1,210)
United Kingdom	154	(817)	94	(2,018)
Ireland	(56)	294	(529)	604

Total operating loss	$(1,557)	$(3,255)	$(7,110)	$(7,361)

	DECEMBER 31,	APRIL 2,
	2005	2005
	(UNAUDITED)
Identifiable assets:
United States	$43,589	$29,431
Germany	8,198	11,133
France	7,644	12,985
United Kingdom	7,018	3,587
Ireland	199	546

Tangible assets	66,648	57,682
Goodwill – United States	3,059	3,059
Goodwill – Europe	2,125	2,125

Total assets	$71,832	$62,866

No single customer accounted for more than 10% of revenue for the three and nine months ended December 31, 2005 or for the three and nine months ended January 1, 2005.

8.	Comprehensive Loss

The components of comprehensive loss are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31, 2005	JANUARY 1, 2005	DECEMBER 31, 2005	JANUARY 1, 2005

Net loss	$(1,787)	$(2,612)	$(8,303)	$(6,879)
Foreign currency translation adjustment	(182)	(345)	393	(569)

Total comprehensive loss	$(1,969)	$(2,957)	$(7,910)	$(7,448)

9.	Related Party Transactions

In the normal course of business, the Company sells and purchases goods and services to and from companies affiliated with Canopy. Goods and services purchased from companies affiliated with Canopy were $30 for both the three months ended December 31, 2005 and January 1, 2005, and $90 and $86 for the nine months ended December 31, 2005 and January 1, 2005, respectively. There were no goods and services sold to companies affiliated with Canopy for the three and nine months ended December 31, 2005 and January 1, 2005. At December 31, 2005, there was no outstanding amount due to or from companies affiliated with Canopy. Through December 17, 2004, Ralph J. Yarro III, one of the Company’s Directors, was a Director, President and Chief Executive Officer of Canopy. Also through December 17, 2004, Darcy G. Mott, one of the Company’s Directors, was Vice President, Treasurer and Chief Financial Officer of Canopy. Effective March 10, 2005, Mr. Yarro and Mr. Mott resigned from their positions as Directors of the Company. During the first quarter of fiscal year 2006, Mr. William Mustard was appointed to the Board of Directors of the Company. Mr. Mustard replaced Mr. Yarro as President and CEO of Canopy until December 23, 2005 when Mr. Mustard resigned from Canopy. As of December 31, 2005, Canopy beneficially owned 22% of the Company’s common stock, assuming conversion of the Series A and Series B preferred stock and related outstanding warrants.

As discussed in Note 10, EMC was a participating investor in the Series A and Series B convertible preferred stock offering. EMC contributed $4,000 of the $15,000 gross proceeds in the Series A offering and $5,000 of the $20,000 gross proceeds in the Series B offering. As of December 31, 2005, EMC beneficially owned 7,808,416 shares, or 12% of the Company’s common stock assuming conversion of the Series A and Series B and related warrants. As of December 31, 2005 and April 2, 2005, there was $17,793 and $13,300 payable to EMC and $618 and $920 in trade receivables due from EMC, respectively. The sale of EMC products represented 82% and 78% of product revenue for the three months ended December 31, 2005 and January 1, 2005, respectively, and 83% and 80% of product revenue for the nine months ended December 31, 2005 and January 1, 2005, respectively. During fiscal 2005, the Company retained the services of one EMC employee, who acted in a consulting capacity in the Company’s professional service business at an annual cost of $400.

As discussed in Note 10, the holders of our Series A convertible preferred stock appointed Mr. Pehl to the Company’s board of directors. Mr. Pehl is a partner at Advent International. As of December 31, 2005, Advent beneficially owned 35% of the Company’s common stock, assuming conversion of the Series A and Series B preferred stock and related outstanding warrants.

10.	Stock Issuance

Restricted Stock

During the fourth quarter of fiscal year 2005, the Company granted 200,000 shares of restricted stock to the Company’s CEO. Based on the fair market value at the date of grant, the Company will record $540 in compensation expense ratably over the vesting period of the restricted stock. The restricted stock vests one-third on the first anniversary of the grant date and the remaining two-thirds vests monthly thereafter over the following two years. The shares will be fully vested on the third anniversary of the grant date. The Company recorded $45 and $135 in compensation expense for the three and nine months ended December 31, 2005, respectively.

During the third quarter of fiscal year 2004, the Company granted 85,000 shares of restricted stock to employees. Based on the fair market value at the date of grant, the Company will record $271 in compensation expense ratably over the vesting period of the restricted stock. The restricted stock vests 50% at the end of the first year and the remaining 50% at the end of the second year. The Company recorded $16 and $57 in compensation expense for the three and nine months ended December 31, 2005, respectively.

Series A Convertible Preferred Stock

On June 17, 2004, the Company sold 566,797 shares of Series A Convertible Preferred Stock (the “Series A”) in a private placement financing at $26.46 per share, which raised $13,424 in net proceeds. The sale included issuance of warrants to purchase 1,624,308 shares of the Company’s common stock at an exercise price of $3.10 per share. The warrants are currently exercisable, and expire on June 17, 2015. Each share of the Series A is convertible into common stock any time at the direction of the holders. Each share of Series A is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series A was initially convertible into ten shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The issuance of Series B Convertible Preferred Stock (the “Series B”) as discussed below, triggered the anti-dilution provisions of the Series A. Upon issuance of the Series B on November 2, 2005, the conversion price of the Series A was reduced from $2.6465 to $2.0650 per share. As of December 31, 2005, each share of Series A is convertible into approximately 12.8 shares of common stock. As part of the private placement, a representative of the investors joined the Company’s Board of Directors.

The Series A contains a beneficial conversion discount because the Series A was priced based on 90% of the average closing price of the Company’s common stock during the 20 trading days prior to the Series A issuance. The beneficial conversion discount is computed at $8,835 including $3,000 attributable to the estimated fair value of the warrants. The estimated fair value of the warrants was computed based on the Black-Scholes model using the following assumptions: Risk free rate – 4.71%; Volatility – 87%; Expected life – 10 years. The beneficial conversion discount is amortized as a non-cash charge to retained earnings, and included in the computation of earnings per share, over the five year period using the effective interest method from the Series A issuance date until the first available redemption date. Amortization of the beneficial conversion discount was $350 and $1,005 for the three and nine months ended December 31, 2005, respectively, and $203 and $280 for the three and nine months ended January 1, 2005, respectively. At December 31, 2005, the Series A is recorded net of the unamortized discount of $6,950.

The Series A carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. At December 31, 2005, the Company had accrued dividends of $1,901 for the Series A. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series A will be senior in all respects to all other equity holders of the Company, except that they will be junior to the holders of the Series B. The Company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.

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
     The Series A is entitled to 8.5369 votes per share on all matters, except the election of directors, where the Series A has the right to elect one director to the Board. The Series A has approval rights as well with respect to certain significant corporate transactions. Pursuant to the terms of a related investors’ rights agreement, the Company has agreed to register the sale of shares of common stock issuable upon conversion of the Series A. The registration statement for the Series A was declared effective on December 15, 2005. As part of the private placement financing, the Series A investors and Canopy entered into a proxy agreement whereby the Series A investors are able to vote Canopy’s shares as it relates to certain significant corporate transactions (see further discussion in “Factors That May Affect Future Results” in Part 7 of our Form 10-K for the fiscal year ended April 2, 2005).
Series B Convertible Preferred Stock
     On August 19, 2005, the Company entered into an agreement to sell shares of Series B Convertible Preferred Stock in a private placement financing, which is referred to as the “Series B financing,” for $20,000 in gross proceeds, before payment of professional fees. The purchasers in the private placement were the Series A holders. The sale of the Series B was subject to stockholder approval and was approved by stockholders at the Company’s annual stockholder meeting on November 1, 2005.
     Accordingly, on November 2, 2005, 1,582,023 shares of Series B were issued at a purchase price of $12.6420 per share, which was equal to ten times 90% of the average closing price of the Company’s common stock during the 15 trading days prior to the Series B issue date. The sale of Series B raised $19,203 in net proceeds. The Series B is convertible any time at the direction of the holders. Each share of Series B is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series B is initially convertible into ten shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The Series B financing included the issuance of warrants to purchase 5,932,587 shares of the Company’s common stock at an exercise price of $1.26 per share. The warrants are exercisable immediately and have a ten year life. As part of the private placement, the Series B investors have the right to elect a director to the Company’s Board of Directors. In conjunction with the Series B financing, the rights, preferences and privileges of the Series A were amended to: (i) remove the conversion limitation which previously limited the number of shares of common stock that could be issued upon aggregate conversions of the Series A; (ii) revise the liquidation preferences of the Series A in light of the issuance of the Series B; and (iii) make conforming changes to the preemptive rights of the Series A to reflect the issuance of the Series B.
     The Series B carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. At December 31, 2005, the Company had accrued dividends of $267 for the Series B. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series B is senior in all respects to all other equity holders of the Company. The Company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.
     Beginning November 2010, the holders of the Series B will have the right to require the Company to redeem all or any portion of the Series B for an amount equal to its stated value plus accrued but unpaid dividends. Beginning in November 2010, the Company may redeem all or any portion of the Series B at the greater of (i) the fair market value of the Series B based upon the underlying fair value of the common stock into which the preferred stock is convertible, or (ii) the stated value of the Series B, plus accrued and unpaid dividends. Given that the investor redemption right is outside the control of the Company, the Series B is recorded outside of permanent equity on the balance sheet.
     The Series B contains a beneficial conversion discount because the Series B was priced based on 90% of the average closing price of the Company’s common stock during the 15 trading days prior to the Series B issuance. The beneficial conversion discount is computed at $10,169 including $2,490 attributable to the estimated fair value of the warrants. The estimated fair value of the warrants was computed based on the Black-Scholes model using the following assumptions: Risk free rate — 4.58%; Volatility — 84%; Expected life — 10 years. The beneficial conversion discount is amortized as a non-cash charge to retained earnings, and included in the computation of earnings per share, over the five year period using the effective interest method from the Series B issuance date until the first available redemption date. Amortization of the beneficial conversion was $236 for the three months ended December 31, 2005. At December 31, 2005, the Series B is recorded net of the unamortized discount of $9,933.
     The Series B is entitled to 8.7792 votes per share on all matters, except the election of directors, where the Series B has the right to elect one director to the Board. The Series B has certain approval rights as well. Pursuant to the terms of a related investors’ rights agreement, the Company agreed to register the sale of shares of common stock issuable upon conversion of the Series B. The registration statement for the Series B was declared effective on December 15, 2005. The Series B holders have not yet elected to designate a director nominee. After completion of the Series A and Series B transactions, affiliates of Advent and EMC currently own approximately 46.4% of the outstanding shares of the Company’s capital stock, on an as converted basis assuming conversion of all the shares of Series A and Series B and exercise of all the warrants they presently hold. On a combined basis, EMC, Canopy and affiliates of Advent own approximately 68.2% of the outstanding shares of the Company’s capital stock on an as converted basis. Furthermore, if the Company has an indemnity obligation under the Securities Purchase Agreement the Company entered into in connection with the Series B financing, then the Company may, if the Company and the Series B investors agree, settle up to $2.0 million of that indemnity obligation by issuing up to an additional $2.0 million (158,203 shares) of Series B Convertible Preferred Stock and warrants to purchase 37.5% of the number of shares of common stock into which such additional shares of Series B Convertible Preferred Stock are convertible when issued. If any such indemnity obligation is not satisfied by issuing shares of Series B Convertible Preferred Stock and warrants, then it will be satisfied through a cash payment. For additional information regarding the voting agreement and the Series A financing, see “Certain Relationships and Related Transactions” in the Company’s Annual Report on Form 10-K, as amended, for its fiscal year ended April 2, 2005.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements and Safe Harbor
          This Quarterly Report on Form 10-Q contains statements relating to MTI Technology Corporation (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. All statements included in this report that are not historical or based on historical facts constitute “forward-looking statements” that involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” and “assume,” as well as variations of such words and similar expressions, also identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, the statements in the “Outlook” section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations, and statements about our:
•	expectations regarding mitigating factors in connection with our loss of hardware maintenance revenue;

•	assumptions and expectations underlying our accounting;

•	beliefs and expectations regarding the causes of or reasons for changes in our financial and operating performance from period to period, including increases in our product and professional services revenues and decreases in our maintenance revenue;

•	beliefs regarding the impact of increasing our marketing and sales teams;

•	expectations regarding our ability to penetrate new and existing markets and to add new accounts;

•	beliefs regarding the factors that impacted our product gross profit percentage and that increased our service gross profit percentage;

•	beliefs regarding the factors upon which our future is dependent;

•	beliefs regarding the adequacy of our available capital resources to fund our operations for the next 12 months; and

•	expectations regarding the seasonality of revenue and our ability to convert backlog to revenue.
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
•	the concentration of our stock ownership;

•	our dependence on EMC Corporation as the main supplier for our storage solutions, and any supply disruptions or cost increases related to the EMC products we sell;

•	EMC’s ability to develop new products that meet changing marketplace demands;

•	our ability to compete in our markets;

•	the success of our cost reduction initiatives;

•	risks associated with our international sales and services; and

•	risks that our critical accounting policies and estimates may differ from actual results.
          The forward-looking statements in this report are subject to additional risks and uncertainties, including those set forth herein under the heading “Risk Factors” and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof and, except as required by law, we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are cautioned not to place undue reliance on our forward-looking statements. We urge you to review and carefully consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission.
Overview and Executive Summary
          In March 2003, we became a reseller and service provider of EMC Automated Networked Storage™ systems and software, pursuant to a reseller agreement with EMC Corporation. The shift in strategy from a developer of technology to a reseller of third-party solutions has had the following primary financial implications:
•	We have increased product revenue in the past two years. We recorded product revenue of $93.7 million in fiscal 2005, a 102% increase from fiscal 2004. Furthermore, we recorded product revenue of $81.8 million in the first nine months of fiscal 2006, a 19% increase from the same period of the prior year, and significantly increased the number of new customers. In order to achieve this revenue growth, we invested heavily in sales and service resources which led to increased losses in fiscal 2005. In fiscal 2006, we have moderated headcount additions and reduced spending which has led to decreased operating losses as compared to fiscal 2005.

•	Maintenance revenue has been negatively impacted due to the comprehensive warranty provided on EMC products. We resell EMC hardware products with up to a three-year warranty and a seven-day, twenty-four hour service level. In contrast, MTI proprietary products were generally sold with a one year warranty and a five day, nine hour service level. Therefore, the sale of proprietary products provided an opportunity to generate maintenance revenue earlier due to the shorter warranty period and allowed the Company to generate maintenance revenue during the warranty period by selling maintenance contracts increasing the service level to seven days a week, twenty-four hours a day. We expect the loss of hardware maintenance revenue to be mitigated by an increase in professional service revenue as well as software maintenance revenue on new technology installations.
          Our exclusive reliance on EMC products as our core product solution has inherent challenges, such as obtaining sufficient product quantities to satisfy customer requirements, developing the ability to ship products to meet customer imposed deadlines, developing the ability to control the cost of the product, reliance on the ability of EMC to respond to changing technology and our reliance on EMC to continue to provide an adequate purchasing line of credit.
Outlook
          The following information summarizes management’s outlook for the fourth quarter of fiscal 2006 and first quarter of fiscal 2007:
•	Product revenue in the fourth quarter of our fiscal year has historically been lower as we tend to follow the seasonal patterns of EMC, our largest vendor. We carry a relatively strong product revenue backlog of $6.8 million into our fourth quarter, which we expect to offset some of this seasonal fluctuation, if we are able to convert it to revenue.

•	If we are able to achieve the performance based rebates from EMC, we expect our product margin percentage to increase modestly as compared to the third quarter of fiscal 2006, however, our product margins can be volatile and are subject to many factors including competitive market forces.

•	We expect that service revenue will increase sequentially due to anticipated growth in our professional service business as well as continued sales of software maintenance contracts. We also expect service revenue to be driven by sales of hardware maintenance contracts as the warranty period on EMC products sold in previous years begin to expire. If we are able to achieve growth in service revenue, we expect service margins to improve as we are able to further leverage our existing service resources.

•	We expect to moderate our headcount additions over the next two quarters and we plan to continue to streamline our operating cost structure.
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
          Generally, product sales are not contingent upon customer testing, approval and/or acceptance. However, if sales require customer acceptance, revenue is recognized upon customer acceptance. Product sales with post-delivery obligations generally relate to professional services, including installation services or other projects. Professional services revenue is not recognized until the services have been performed, while product revenue is recognized at time of shipment as the services do not affect the functionality of the delivered items. In transactions where we sell directly to an end user, generally there are no acceptance clauses. However, we also sell to leasing companies who in turn lease the product to their lessee, the end user. For this type of sale, generally there are lessee acceptance criteria in the purchase order or contract. For these transactions, we defer the revenue until written acceptance is received from the lessee. Credit terms to customers typically range from net 30 to net 60 days after shipment.
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
Service revenue
          Service revenue is generated from the sale of professional services, maintenance contracts and time and materials arrangements. The following describes how we account for service transactions, provided all the other revenue recognition criteria noted above have been met. Generally, professional services revenue, which includes installation, training, consulting and engineering services, is recognized upon delivery of the services. If the professional service project includes independent milestones, revenue is recognized as milestones are met and upon acceptance from the customer. Maintenance revenue is generated from the sale of hardware and software maintenance contracts. These contracts generally range from one to three years. Maintenance revenue is recorded as deferred revenue and is recognized as revenue ratably over the term of the related agreement.
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
Shipping
          Products are generally drop-shipped directly from suppliers to our customers. Upon the supplier’s delivery to a carrier, title and risk of loss pass to MTI. Revenue is recognized at the time of shipment when shipping terms are Free Carrier (FCA) shipping point as legal title and risk of loss to the product pass to the customer. For FCA destination point shipments, revenue is recorded upon delivery to the customer. For legacy MTI product sales during 2005 and previously, the product was shipped from our facility in Ireland. Subsequent to the closure of the Ireland facility, legacy product is shipped from our facility in England. MTI retains title and risk of loss until the product clears U.S. customs and therefore revenue is not recognized until the product clears customs for FCA origin shipments and upon delivery to the customer for FCA destination shipments.
          Significant estimates which impact the timing and classification of revenue involve the calculation of fair value of the undelivered elements in a multi-element arrangement. If the fair value of the undelivered elements changes, the timing and classification of revenue could be impacted.
Product warranty. We maintain a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. Factors that affect our warranty liability include the number of units sold, historical and anticipated rates of warranty calls and repair cost. We continue to assess the adequacy of the warranty accrual each quarter. Should actual warranty calls and repair cost differ from our estimates, the amount of actual warranty costs could materially differ from our estimates.
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
Valuation of goodwill. We assess the impairment of goodwill in accordance with Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (Statement 142), on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends. We completed our annual assessment for goodwill impairment in the fourth quarter of fiscal year 2005. Based upon factors such as the market valuation approach, comparison between the reporting units’ estimated fair value using discounted cash flow projections over the next three years, and carrying value, we concluded that there was no impairment of our goodwill. Changes in assumptions and estimates included within this analysis could produce significantly different results than those identified above and those recorded in the consolidated financial statements. No events occurred in the first nine months of fiscal year 2006 that caused us to further update our goodwill impairment assessment. We plan to update our assessment during the fourth quarter of fiscal year 2006 or as other facts and circumstances indicate.
Inventories. Our inventory consists of logistics inventory and production inventory. Logistics inventory is used for product under maintenance contracts and warranty, and is not held for re-sale. As of December 31, 2005, we had net logistics inventory of $0.8 million and net production inventory of $2.9 million. Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and future sales forecasts. Historically, we used rolling forecasts based upon anticipated product orders to determine our component and product inventory requirements. As a reseller, we procure inventory primarily upon receipt of purchase orders from customers and as a result we believe the risk of EMC production inventory obsolescence is low. Our allowance for logistics inventory is calculated based on a review of legacy product lifecycles and comparison to current and projected legacy maintenance revenue. As maintenance contracts expire and are not renewed, the amount of logistics inventory needed to support the legacy installed base decreases. Management regularly evaluates the useful life of the logistics inventory relative to the remaining legacy maintenance contracts. If we overestimate our product or component requirements, we may have excess inventory, which could lead to additional excess and obsolete charges.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER	JANUARY	DECEMBER	JANUARY
	31, 2005	1, 2005	31, 2005	1, 2005
Net product revenue	76.1%	74.1%	73.6%	70.9%
Service revenue	23.9	25.9	26.4	29.1

Total revenue	100.0	100.0	100.0	100.0

Product gross profit	18.1	20.5	19.1	22.7
Service gross profit	24.7	17.3	22.9	19.0

Gross profit	19.6	19.7	20.1	21.7

Selling, general and administrative	23.4	27.9	25.6	29.3
Restructuring charges	0.1	—	1.0	—

Operating loss	(3.9)	(8.2)	(6.5)	(7.6)

Interest and other expense, net	—	(0.2)	(0.1)	(0.3)
Gain (loss) on foreign currency transactions	(0.5)	1.8	(0.9)	0.8
Income tax expense	—	—	—	—

Net loss	(4.4)%	(6.6)%	(7.5)%	(7.1)%

     Net Product Revenue: The components of product revenue by geographic region for the third quarter of fiscal 2006 and 2005 are shown in the table below (in millions):

	Three-months ended December 31, 2005			Three-months ended January 1, 2005
	US	Europe	Total	US	Europe	Total
Server revenue	$11.7	$8.8	$20.5	$12.2	$9.0	$21.2
Software revenue	5.2	0.8	6.0	3.8	1.0	4.8
Tape library revenue	1.9	2.2	4.1	0.8	2.5	3.3

Total product revenue	$18.8	$11.8	$30.6	$16.8	$12.5	$29.3

          Net product revenue for the third quarter of fiscal 2006 increased $1.3 million, or 4% from the same quarter of the prior year. This increase was comprised of a $2.0 million increase in domestic product revenue offset by a $0.7 million decrease in international product revenue. The increase in product revenue was comprised of an increase in software and tape library revenue of $1.2 million and $0.8 million, respectively, partially offset by a decrease in server revenue of $0.7 million. Server, software and tape library revenue accounted for 67%, 20% and 13% of total product revenue in the third quarter of fiscal 2006 as compared to 72%, 17% and 11% for the same quarter of the prior year, respectively. We believe the increase in product revenue is a result of our continued effort to reach new customers through new and existing sales channels. In the second and third quarters of fiscal 2006, we increased our marketing and inside-sales teams, adding 10 new telemarketing employees and expanding our marketing exposure through attendance at tradeshows and increased advertising campaigns. We believe this has helped to generate new name accounts and provide further opportunities for our outside-sales teams. In the third quarter of fiscal 2006, sales of EMC products represented $25.1 million, or 82% of total product revenue compared with $22.9 million or 78% of total product revenue for the same quarter of the prior year. We ended our third quarter of fiscal 2006 with a product order backlog of $6.8 million. It should be noted that backlog is not necessarily indicative of future revenue.

	Nine-months ended December 31, 2005			Nine-months ended January 1, 2005
	US	Europe	Total	US	Europe	Total
Server revenue	$33.8	$21.4	$55.2	$31.8	$18.5	$50.3
Software revenue	13.1	2.6	15.7	9.2	2.1	11.3
Tape library revenue	5.7	5.2	10.9	2.1	5.1	7.2

Total product revenue	$52.6	$29.2	$81.8	$43.1	$25.7	$68.8

          Net product revenue for the first nine months of fiscal 2006 increased $13.0 million, or 19% from the same period of the prior year. This increase was comprised of a $9.5 million and $3.5 million increase in domestic and international product revenue, respectively. The increase in product revenue was primarily the result of further leveraging our reseller relationship with EMC to reach new customers as well as increased sales headcount, particularly in our inside-sales team. We believe our ability to sell EMC products has enabled us to further penetrate the mid-range storage market and to sell product to new name accounts across a number of new regions. We believe the increase in product revenue was driven primarily by demand for EMC server and software products. Server, software and tape library revenue accounted for 68%, 19% and 13% of total product revenue for the first nine months of fiscal 2006 as compared to 73%, 16% and 11% for the same period of the prior year, respectively. In the first nine months of fiscal 2006, sales of EMC products represented $67.5 million, or 83% of total product revenue compared with $55.3 million or 80% of total product revenue for the same period of the prior year.
     Service Revenue: The components of service revenue for the third quarter of fiscal 2006 and 2005 are shown in the table below (in millions):

	Three-months ended December 31, 2005			Three-months ended January 1, 2005
	US	Europe	Total	US	Europe	Total
Professional services	$2.0	$1.2	$3.2	$1.7	$0.8	$2.5
Maintenance	2.5	3.9	6.4	3.2	4.5	7.7

Total service revenue	$4.5	$5.1	$9.6	$4.9	$5.3	$10.2

          Total service revenue for the third quarter of fiscal 2006 decreased $0.6 million, or 6% from the same quarter of the prior year. The net decrease was attributable to a decrease in maintenance revenue of $1.3 million, partially offset by an increase in professional services revenue of $0.7 million.
          Most EMC hardware products are sold with up to a 3-year, 24x7 warranty. As a result, any revenue associated with post-warranty service contracts for those hardware product sales would not occur until expiration of the warranty period. We believe this factor, along with declining renewal rates of legacy maintenance contracts, caused maintenance revenue to decrease compared to the third quarter of fiscal 2005. The decline in hardware maintenance was partially offset by new maintenance contracts sold on software products.
          Professional services revenue increased $0.7 million or 28% from the same quarter of the prior year. We have made a focused effort to grow our professional service business and have added resources to this area. In the second quarter of fiscal 2006, we experienced customer delays on implementation projects which negatively impacted professional service revenue during that quarter. In the third quarter, we were successful in completing many of these engagements which contributed to increased professional services revenue. In an effort to further increase service revenue, in the second quarter of fiscal 2006, we created a new service-sales team focused exclusively on selling service engagements to new and existing customers. We believe that this has also contributed to the increase in professional services revenue. Through increased capabilities of our service engineers, we are now positioned to sell more complex professional service projects such as design and architecture, which generally are expected to drive more revenue than implementation and installation projects.

	Nine-months ended December 31, 2005			Nine-months ended January 1, 2005
	US	Europe	Total	US	Europe	Total
Professional services	$5.8	$3.3	$9.1	$3.7	$1.9	$5.6
Maintenance	7.8	12.4	20.2	9.6	13.0	22.6

Total service revenue	$13.6	$15.7	$29.3	$13.3	$14.9	$28.2

          Total service revenue for the first nine months of fiscal 2006 increased $1.1 million, or 4% from the same period of the prior year. The net increase was attributable to an increase in professional services revenue of $3.5 million, partially offset by a decrease in maintenance revenue of $2.4 million. The reasons for the decrease in maintenance revenue are consistent with the information presented for the third quarter changes noted above. We believe the growth in professional services revenue was consistent with the information noted above as well as the result of increased product sales during the first nine months of fiscal 2006 compared to the same period of fiscal 2005, which provided the opportunity to generate service revenue through the performance of installation and configuration services.
          Product Gross Profit: Product gross profit was $5.5 million for the third quarter of fiscal 2006, a decrease of $0.5 million or 8% from the same quarter of the prior year. The gross profit percentage for net product sales was 18.1% for the third quarter of fiscal 2006 compared to 20.5% for the same quarter of the prior year. We believe there were two primary factors that impacted the product gross profit percentage during the third quarter of fiscal 2006: rebates earned and lower margins on a transaction-by-transaction basis due to competitive market forces. In the first quarter of fiscal 2005, we became an EMC Premier Velocity Partner, which allowed us to earn certain performance based rebates. In the third quarter of fiscal 2005 we recorded performance rebates of $0.6 million. Only $0.4 million in rebates were recorded in the third quarter of fiscal 2006 as our purchases of certain products from EMC were lower than the rebate goals, resulting in an unfavorable impact to product margin in the quarter. The remaining difference in gross profit percentage was primarily due to competitive market forces as well as several product fulfillment transactions which carried lower than normal product margins.
          Product gross profit was $15.7 million for the first nine months of fiscal 2006, consistent with the gross profit of $15.7 million for the same period of the prior year. The gross profit percentage for net product sales was 19.1% for the first nine months of fiscal 2006 compared to 22.7% for the same period of the prior year. Similar to the explanations noted above, we believe there were two primary factors that impacted the product gross profit percentage during the first nine months of fiscal 2006: rebates earned and lower margins on a transaction-by-transaction basis. Performance based rebates recorded during the first nine months of fiscal 2005 were $1.5 million. Only $0.9 million in rebates were recorded in the first nine months of fiscal 2006, because our purchases of certain products from EMC were lower than the rebate goals.
          Service Gross Profit: Service gross profit was $2.4 million for the third quarter of fiscal 2006, an increase of $0.6 million, or 33% from the same quarter of the prior year. The service gross profit percentage was 24.7% in the third quarter of fiscal 2006 compared to 17.3% in the same quarter of the prior year. As noted above, the composition of service revenue in 2006 has shifted as compared to the third quarter of fiscal 2005, with a greater percentage of total service revenue generated from professional services versus maintenance. Historically, our professional services business did not generate as high of profit margin percentage compared to our maintenance business due to the significant investments we were making to increase professional service headcount. However, in the first quarter of fiscal 2006, we began to see improved margins from our professional services business which has carried over into the third quarter of fiscal 2006 as well. We believe the increase in service gross profit percentage was mainly due to cost reduction measures and improved service utilization in the third quarter of fiscal 2006. The majority of the cost reductions were due to decreased third-party subcontractor expenses. Through additional training and certification, we were able to decrease our reliance on third-party subcontractors to deliver certain professional services. We also focused on better aligning our service headcount in the most effective geographic areas to help improve utilization and reduce costs. Worldwide service headcount was 134 at the end of the third quarter of fiscal 2006 compared to 144 at the end of the same quarter of the prior year. Service utilization was also improved by increased professional service bookings as noted above in the discussion of service revenue. The capabilities of our service engineers have also increased, allowing us to perform more complex service projects including design and architecture which generally are expected to yield higher profit than implementation and installation projects. Also contributing to the increase in service gross profit percentage was a reduction in spare parts inventory charges. In the third quarter of fiscal 2006, we recorded spare parts inventory charges of $0.1 million compared to charges of $0.3 million in the same quarter of the prior year.
          Service gross profit was $6.7 million for the first nine months of fiscal 2006, an increase of $1.3 million, or 25% from the same period of the prior year. The service gross profit percentage was 22.9% in the first nine months of fiscal 2006 compared to 19.0% for the same period of the prior year. The increase in gross profit percentage compared to the first nine months of fiscal 2005 was due to similar reasons as noted above. We recorded spare parts inventory charges of $0.3 million in the first nine months of fiscal 2006 compared to charges of $1.1 million in the same period of the prior year.
          Selling, General and Administrative: Selling, general and administrative expenses for the third quarter of fiscal 2006 decreased $1.6 million, or 15% from the same quarter of the prior year. As a percentage of total revenue, selling, general and administrative expenses for the third quarter of fiscal 2006 were 23.4% as compared to 27.9% for the same quarter of the prior year. The decrease in selling, general and administrative expenses was primarily due to a decrease in salaries and related benefits of $0.7 million, a decrease in outside purchases of $0.4 million and a decrease in fixed charges of $0.3 million. The decrease in salaries and related benefits was due to a reduction in headcount primarily related to the closure of our Dublin, Ireland facility in the fourth quarter of fiscal year 2005. The decrease in outside purchases was primarily related to reductions in legal expenses, outside marketing and employment fees. The decrease in fixed charges primarily related to a decrease in rent and depreciation expense due to the closure of the Dublin, Ireland facility in the fourth quarter of fiscal 2005 and the relocation of the corporate headquarters in the second quarter of fiscal 2006, as well as a reduction in business insurance premiums.
          Selling, general and administrative expenses for the first nine months of fiscal 2006 were comparable to the same period of the prior year at $28.4 million. As a percentage of total revenue, selling, general and administrative expenses for the first nine months of fiscal 2006 were 25.6% as compared to 29.3% for the same period of the prior year. This was the net impact of an increase in salary and related benefits of $1.1 million, and a $0.3 million payment in the second quarter of fiscal 2006 for a French VAT matter, partially offset by a decrease in fixed charges of $0.8 million and a decrease in outside purchases of $0.5 million. The fluctuations in selling, general and administrative expenses were primarily related to cost reductions achieved through the Dublin, Ireland facility closure in the fourth quarter of fiscal 2005. These cost savings were offset by increased expenses due to expansion of the sales force primarily in the United States as well as increased commission expenses as a result of higher sales. The decrease in selling, general and administrative expenses as a percentage of total revenue was primarily related to the restructuring of the European operations as well as further leveraging of our existing cost structure while growing total revenue.
          Restructuring: In the fourth quarter of fiscal 2005, we announced plans to restructure our European operations. This plan was initiated primarily in order to reduce operating costs and simplify processes throughout the European operations. The 2005 restructuring plan primarily involved the closure of the Dublin, Ireland facility and the consolidation of European finance functions within the Wiesbaden, Germany facility. In the first quarter of fiscal 2006, we recorded $0.8 million in additional charges related to the 2005 restructuring plan, primarily due to the closure of the Dublin, Ireland facility and $0.2 million related to our 2002 restructuring plan due to lower than expected sub-lease income at our former research and development facility in Sunnyvale, California. In the second quarter of fiscal 2006, we recorded $0.1 million in additional charges related to the 2005 restructuring plan, primarily due to workforce reduction. In the third quarter of fiscal 2006 we recorded $0.03 million in restructuring charges due to additional items related to the 2005 restructuring plan. There were no such restructuring charges in the first three quarters of fiscal 2005.
          Interest and Other Expense, Net: Interest and other expense, net for the third quarter of fiscal 2006 decreased $0.06 million from the same quarter of the prior year. This decrease was primarily related to interest earned on the cash proceeds from the sale of Series B Convertible Preferred Stock which closed in the third quarter of fiscal 2006. Interest and other expense, net for the first nine months of fiscal 2006 decreased $0.2 million from the same period of the prior year. This decrease was primarily due to interest earned on cash proceeds as noted above, lower borrowings on the bank line of credit as well as the payoff of our capital lease in the second quarter of fiscal 2006.
          Gain (Loss) on Foreign Currency Transactions: We recorded a loss on foreign currency transactions of $0.2 million in the third quarter of fiscal 2006, compared to a gain of $0.7 million in the same quarter of the prior year. The gain recorded in the third quarter of fiscal 2005 was due to the weakening of the US Dollar as compared to the Euro and British Pound Sterling. In the current quarter, the US Dollar remained relatively stable throughout quarter, but strengthened in the last month of the quarter causing the foreign currency loss. We recorded a loss on foreign currency transactions of $1.0 million in the first nine months of fiscal 2006, compared to a gain of $0.8 million in the same period of the prior year. The gain recorded in fiscal 2005 was due to the weakening of the US Dollar compared to the Euro and British Pound sterling during that time period. The US Dollar, as noted above, strengthened during fiscal 2006 causing the foreign currency loss.
Liquidity and Capital Resources
          As of December 31, 2005, we had working capital of $13.4 million, compared to working capital of $2.3 million as of April 2, 2005. We had cash and cash equivalents of $21.2 million as of December 31, 2005, compared to $12.2 million as of April 2, 2005. The $9.0 million increase in cash and cash equivalents for the nine months ended December 31, 2005 was primarily the result of $19.2 million in net proceeds raised from the sale of convertible preferred stock and $1.5 million in borrowings under the Comerica line of credit, partially offset by $11.5 million in cash used in operating activities and $0.2 million in cash used in investing activities. The cash used in operating activities was primarily due to the net loss of $8.3 million, decreased deferred revenue of $5.3 million and decreased accrued liabilities of $2.4 million, partially offset by increased accounts payable of $2.5 million. The decrease in deferred revenue primarily resulted from expiring legacy maintenance contracts not being replaced at the same rate with renewed and new maintenance contracts, and the quarterly amortization of deferred revenue. Cash was also negatively impacted by the payout of $1.7 million in severance payments related to the 2005 restructuring plan.
     We have an agreement with Comerica Bank for a line of credit of $7.0 million at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by Canopy. The line of credit with Comerica was set to expire on May 31, 2005 and the letter of credit from Canopy was to expire on June 30, 2005. However, on June 15, 2005, we renewed the Comerica line of credit through May 31, 2006 and Canopy renewed its letter of credit guarantee through June 30, 2006. As of December 31, 2005, there was $5.2 million outstanding under the Comerica Loan Agreement and $1.8 million was available for borrowing.
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
     We had previously granted a security interest in all of our personal property assets to Canopy as security for our obligations to Canopy in connection with Canopy’s guaranty of our indebtedness to Comerica Bank. To enable us to pledge the collateral described above to EMC, Canopy delivered a waiver and consent releasing Canopy’s security interest in the collateral to be pledged to EMC and consenting to the transaction. As part of the waiver and consent, we agreed not to increase our indebtedness to Comerica Bank above our then-current outstanding balance of $5.5 million, and to make a principal repayment to Comerica equal to $1.8 million on each of February 15, 2005, May 15, 2005 and August 15, 2005 in order to eliminate our outstanding indebtedness to Comerica. We made the February 15, 2005 payment to Comerica, but we have not made the May 15, 2005 or August 15, 2005 payments. In light of the proceeds raised in the sale of the Series B, and given the purchasing credit limit available under the EMC security agreement discussed above, we are currently evaluating the need, if any, for an alternative debt facility.
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
     On August 19, 2005, we entered into an agreement to sell shares of Series B Convertible Preferred Stock (the “Series B”) in a private placement financing, which is referred to as the “Series B financing,” for $20.0 million in gross proceeds, before payment of professional fees. The purchasers in the private placement are the Series A holders. The sale of the Series B was subject to stockholder approval and was approved by stockholders at our annual stockholder meeting on November 1, 2005. The proceeds from the sale of Series B are expected to be used for general working capital purposes.
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
     The Company’s principal sources of liquidity are cash and cash equivalents. We believe that our current cash and receivable balances will be adequate to fund operations for at least the next 12 months. Our credit terms with EMC are net 45 days from shipment. Our credit terms with our customers generally range from 30 to 60 days. Often there is a gap between when we pay EMC and when we ultimately collect the receivable from our customer. This gap is funded by our working capital. If we experience a significant deterioration in our receivable collections, or if we are not successful in growing revenues and improving operating margins, we may need to seek additional sources of liquidity to fund operations. Our future is dependent upon many factors, including but not limited to, increasing revenues, improving operating margins, recruiting, hiring, training and retaining significant numbers of qualified personnel, forecasting revenues, controlling expenses and managing assets. Our inability to achieve these objectives could have a material adverse effect on our results of operations. If we need additional funds such as for acquisition or expansion or to fund a downturn in sales or increase in expenses, there are no assurances that adequate financing will be available on acceptable terms, if at all. We may in the future seek additional financing from public or private debt or equity financing. There can be no assurance such financing will be available on terms favorable to us or at all, or that necessary approvals to obtain any such financing will be received. To the extent any such financing involves the issuance of equity securities, existing stockholders could suffer dilution.
Risk Factors
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
     In March 2003, we entered into a Reseller Agreement with EMC where we became a reseller of EMC storage products. The agreement gives us a right to sell and license EMC hardware and software products but also restricts our ability to resell data storage hardware platforms that compete with EMC products. As a result of the agreement, we depend on EMC to manufacture and supply us with their storage products. We may fail to obtain required storage products in a timely manner or to obtain it in the quantities we desire in the future. If EMC were to decide to modify its channel strategy, it may cease supplying us with their storage products. If EMC were to unexpectedly cancel the reseller agreement, we could be unable to find other vendors as a replacement in a timely manner or of acceptable quality. Any interruption or delay in the supply of EMC storage products, or the inability to obtain these products at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. This lost storage product revenue could harm our business, financial condition and operating results rendering us unable to continue operating at our current level of operations.
     In the first quarter of fiscal 2005 we became an EMC Premier Velocity Partner, which has allowed us to earn certain performance based rebates. In fiscal 2005, we recorded performance based rebates of $1.9 million. We earned only $0.9 million in performance rebates form EMC in the first nine months of fiscal 2006 as our purchases of certain EMC products were lower than the rebate goals. There is no guarantee that we will earn these rebates in the future or that EMC will continue to offer such rebate program. Our failure to earn these performance rebates would have an adverse impact on our results of operations.
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
     Mr. William Mustard serves on our Board of Directors and was President and CEO of Canopy until December 23, 2005 when he resigned from Canopy. As of December 31, 2005, Canopy beneficially owned 22% of the Company’s common stock assuming conversion of the Series A and Series B Preferred Stock and related warrants outstanding, but excluding outstanding options.
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
     The holders of Series A and Series B, exclusively and as single classes, are each entitled to elect one member of the Company’s Board of Directors. The Series A holders have currently elected Mr. Pehl, and the Series B holders have not presently chosen to elect a member of the Board of Directors.
     In connection with the Series A financing, the Series A investors, the Company and The Canopy Group, Inc. entered into a Voting Agreement, pursuant to which, when any matter involving a significant corporation transaction (such as a merger, consolidation, liquidation, significant issuance of voting securities by the Company, sale of significant Company assets, or acquisition of significant assets or equity interest of another entity) is submitted to a vote of the Company’s stockholders, Canopy has agreed that either (a) the common stock of the Company that Canopy holds will be voted in proportion to the Series A investors’ votes on the matter, or (b) if Canopy wishes that any of its common stock be voted differently than in proportion to the Series A investors’ votes, Canopy will, if so required by a Series A investor, purchase from the Series A investor(s) with which the Canopy votes are not aligned all or any portion (as required by the Series A investor) of such investor’s Series A Convertible Preferred Stock. The per share price in any such purchase is to equal two times the sum of (x) the stated value of a share of Series A Convertible Preferred Stock plus (y) any accrued but unpaid dividends thereon. At any stockholder meeting at which members of the Board are to be elected and the Series A investors do not then have either a Series A Director on the Board or the power at such election to elect a Series A Director to the Board, Canopy has agreed to vote in favor of one nominee of the Advent Funds and the Series A investors have agreed to vote in favor of a Canopy nominee. Currently, Canopy beneficially owns approximately 22% of the Company’s outstanding common stock (calculated assuming conversion of all outstanding Series A Preferred and Series B Preferred and the warrants held by the holders of our preferred stock, but excluding outstanding options).
Our stockholders may be diluted by the conversion of outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock and the exercise of warrants to purchase common stock issued in our June 2004 and November 2005 private placements.
     There are currently 566,797 shares of our Series A Convertible Preferred Stock outstanding, which are convertible at any time at the direction of their holders. Each share of Series A Convertible Preferred Stock is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series A is presently convertible into approximately 12.8 shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into an aggregate of approximately 7.3 million shares of common stock. Dividends accrue on the Series A Convertible Preferred Stock at an annual rate of 8%, and the holders of Series A Convertible Preferred Stock may convert the accrued dividends into shares of common stock to the extent the Company has not previously paid such dividends in cash. Accrued and unpaid Series A dividends totaled $1,900 at December 31, 2005. The holders of Series A are also entitled to anti-dilution protection, pursuant to which the conversion price would be reduced using a weighted-average calculation in the event the Company issues certain additional securities at a price per share less than the conversion price then in effect. In addition, the holders of Series A have preemptive rights to purchase a pro rata portion of certain future issuances of equity securities by the Company.

     There are also currently 1,582,023 shares of our Series B Convertible Preferred Stock outstanding, which are convertible at any time at the direction of their holders. Each share of Series B Convertible Preferred Stock is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series B is presently convertible into 10 shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The outstanding shares of Series B Convertible Preferred Stock are currently convertible into an aggregate of approximately 15.8 million shares of common stock. Dividends accrue on the Series B Convertible Preferred Stock at an annual rate of 8%, and the holders of Series B Convertible Preferred Stock may convert the accrued dividends into shares of common stock to the extent the Company has not previously paid such dividends in cash. Accrued and unpaid Series B dividends totaled $267 at December 31, 2005. The holders of Series B Convertible Preferred Stock are also entitled to anti-dilution protection, pursuant to which the conversion price would be reduced using a weighted-average calculation in the event the Company issues certain additional securities at a price per share less than their conversion price then in effect. In addition, the holders of Series B have preemptive rights to purchase a pro rata portion of certain future issuances of equity securities by the Company.
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
     We have experienced, historically, a significant portion of our orders, sales and shipments in the last month or weeks of each quarter. In fiscal year 2005, 31%, 63%, 65% and 63%, respectively, of our total revenue was recorded in the last month of each successive quarter. In the first second and third quarters of fiscal year 2006, 59%, 65% and 61% of our total revenue was recorded in the last month of the quarter, respectively. We expect this pattern to continue, and possibly to increase, in the future. This uneven pattern makes our ability to forecast revenues, earnings and working capital requirements for each quarter difficult and uncertain. If we do not receive orders that we have anticipated or complete shipments within a given quarter, our results of operations could be harmed materially for that quarter. Additionally, due to receiving a significant portion of our orders in the last month of the quarter, we may experience a situation in which we have exceeded our credit limits with our vendors thereby making our ability to ship to our customers very difficult. If we experience such situations and are unable to extend our credit limits with our vendors, this could materially harm our results of operations.
We have a history of operating losses, and our future operating results may depend on the success of our cost reduction initiatives and on other factors.
     We have a history of recurring losses and net cash used in operations. In the first nine months of fiscal 2006 and the full fiscal year 2005, we incurred net losses of $8.3 million and $15.8 million, respectively. Our cash used in operations was $11.5 million and $4.4 million and for the first nine months of fiscal year 2006 and the full fiscal year 2005, respectively. We had $13.4 million in working capital as of December 31, 2005.
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
     International sales and services represented approximately 42% and 40% of our total sales and service revenue for fiscal year 2005 and the first nine months of fiscal year 2006, respectively. Prior to fiscal year 2005, international sales and service also represented a significant portion of total revenue. As a result, our results of operations are subject to the financial and operating risks of conducting business internationally, including:
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
     We believe that our current cash and receivable balances will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. Projections for our capital requirements are subject to numerous uncertainties, including the cost savings expected to be realized from the restructuring, the amount of service and product revenue generated in fiscal 2006 and 2007 and general economic conditions. If we do not realize substantial cost savings from our restructuring, improve revenues and margins, and achieve profitability, we expect to require additional funds in order to carry on our operations, and may seek to raise such funds through bank borrowings or public or private offerings of equity or debt securities or from other sources. Any such activity requires the approval of EMC, Canopy and the Series A and Series B investors. No assurance can be given that EMC, Canopy or our Series A and Series B investors will consent to such new financing, that additional financing will be available or that, if available, will be on terms favorable to us. If additional financing is required but not available to us, we would have to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that such measures would be successful. Our failure to raise required additional funds would adversely affect our ability to:
•	grow the business;

•	maintain or enhance our product or service offerings;

•	respond to competitive pressures; and

•	continue operations.

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

				NET LOSS
				ATTRIBUTIBLE
	TOTAL	GROSS	OPERATING	TO COMMMON
	REVENUE	PROFIT	LOSS	STOCKHOLDERS
2006:
Third quarter	$40,162	$7,887	$(1,557)	$(2,988)
Second quarter	31,635	6,401	(3,463)	(4,148)
First quarter	39,331	8,078	(2,090)	(3,623)

Total	$111,128	$22,366	$(7,110)	$(10,759)

				NET
				LOSS
				ATTRIBUTIBLE
	TOTAL	GROSS	OPERATING	TO COMMON
	REVENUE	PROFIT	LOSS	STOCKHOLDERS
2005:
Fourth quarter	$35,562	$4,487	$(8,223)	$(9,516)
Third quarter	39,515	7,772	(3,255)	(3,205)
Second quarter	31,500	7,213	(2,408)	(2,981)
First quarter	26,036	6,047	(1,697)	(1,918)

Total	$132,613	$25,519	$(15,583)	$(17,620)

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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our European operations transact in foreign currencies, which exposes us to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound Sterling and the Euro. We have utilized and may, in the future, utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks. In order to conserve cash, we decided to end our hedging program as of the end of May 2003. As of December 31, 2005, we had no outstanding forward contracts. Should we decide to utilize hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks, there can be no assurance that such actions will successfully reduce our exposure to financial market risks.
     Our exposure to short-term interest rate fluctuations is limited to our short-term borrowings under our line of credit. As of December 31, 2005, the balance on our line of credit was $5.2 million. Therefore, a 1% increase in interest rates would increase annual interest expense by $0.05 million.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective to ensure that we are able to accumulate and communicate to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, information that we are required to disclose in the reports that we file with the SEC, and to record, process, summarize and report that information within the required time periods.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     In the second quarter of fiscal year 2005, we began implementation of our project to document and test our internal control procedures in order to satisfy the requirements of section 404 of the Sarbanes-Oxley Act. We have engaged a third party consulting firm to assist us in this effort. We are currently in the documentation phase of the project. If our public float at the end of our second quarter of fiscal 2007 is less than $75 million, we may not need to comply with section 404 until the end of fiscal 2008. However, if our public float at the end of our second quarter of fiscal 2007 is greater than $75 million, may be required to comply with section 404 by the end of fiscal 2007. Management has not identified any deficiencies in internal control that would constitute a material weakness. There have not been significant changes in our internal control over financial reporting as a result of our documentation efforts. However, as we move into the remediation phase of the project we expect that there will be changes to our internal control structure in order to comply with section 404.
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
PART II
OTHER INFORMATION
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The information required to be filed pursuant to this item was previously included in the Current Report on Form 8-K that we filed with the SEC on November 3, 2005.
ITEM 6 — EXHIBITS
(a) Exhibits:
See index to Exhibits on page 39 of this report

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of February, 2006.

MTI TECHNOLOGY CORPORATION

By:	/s/ Scott Poteracki

Scott Poteracki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (No. 33-75180)).

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit A of the Company’s Information Statement on Schedule 14C filed with the Commission on April 3, 2000).

3.3	Amended and Restated Bylaws of the Company, dated January 18, 2002 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002).

3.4	Certificate of Designation of Series B Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 1, 2005 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2005).

3.5	Certificate of Amendment of Certificate of Designation of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 1, 2005 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2005).

4.1	Amended and Restated Registration Rights Agreement between the Company and Silicon Valley Bank, dated January 11, 2002 (incorporated by reference to Exhibit 4.8 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 5, 2002).

4.2	Specimen of Amended Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on the Form 10-K for the fiscal year ended April 5, 2003).

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2005).

4.4	Amended and Restated Investor Rights Agreement, dated November 2, 2005, by and among the Registrant and the Investors set forth therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2005).

10.1	Letter Agreement, dated October 11, 2005, by and among the Registrant, EMC Corporation and certain affiliates of Advent International Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 12, 2005).

10.2	Summary of Director Compensation Arrangements (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 19, 2005).

10.3	Severance and Release Agreement by and between the Registrant and Jon Caputo, effective November 7, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on November 22, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.