Form 10-K
period 2006-04-01
MTI TECHNOLOGY CORP
filed 2006-06-30
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 1, 2006

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
Common stock, $0.001 par value
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark is disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $39,570,293 on September 30, 2005, based on the closing sale price of such stock on The Nasdaq Capital Market.
      The number of shares outstanding of registrant’s Common Stock, $0.001 par value, was 36,057,124 on June 19, 2006.
DOCUMENTS INCORPORATED BY REFERENCE:
      Information required under Items 10, 11, 12, 13 and 14 of Part III hereof are incorporated by reference to portions of the registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2006 Annual Meeting of Stockholders.

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
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
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INDEPENDENT AUDITORS’ REPORT
MTI TECHNOLOGY CORPORATION CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
MTI TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
MTI TECHNOLOGY CORPORATION
SCHEDULE II
EXHIBIT 2.1
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 10.28
EXHIBIT 10.30
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 10.36
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

ITEM 1.	BUSINESS
INTRODUCTION
      MTI Technology Corporation was incorporated in California in March 1981 and reincorporated in Delaware in October 1992. Our principal executive offices are located at 17595 Cartwright Road, Irvine, California 92614. Our telephone number at that location is (949) 885-7300. References in this Form 10-K to “we,” “our,” “us,” the “Company” and “MTI” refer to MTI Technology Corporation and its consolidated subsidiaries.
      All references to years refer to our fiscal years ended April 6, 2002, April 5, 2003, April 3, 2004, April 2, 2005 and April 1, 2006, as applicable, unless the calendar year is specified. References to dollar amounts that appear in the tables and in the Notes to Consolidated Financial Statements are in thousands, except share and per share data amounts, unless otherwise specified. All of the fiscal years noted above consisted of 52 weeks.
OVERVIEW
      We are a multinational total information storage infrastructure solutions provider that offers a wide range of storage systems, software, services and solutions that are designed to help organizations get more value from their information and maximize their information technology (IT) assets. With a strategy known as Information Lifecycle Management (ILM), we help organizations organize, protect, move and manage information on the lowest-cost storage system appropriate for the level of protection and the speed of access needed at each point in the information’s life. ILM strives to simultaneously lower the cost of and reduce the risk of managing information, no matter what format it is in — documents, images or e-mail — as well as the data that resides in databases. ILM is designed to provide cost-effective business continuity and more efficient compliance with government and industry regulations. Through our broad array of offerings, we seek to help customers lower total operating costs, optimize service and performance and build a more responsive IT infrastructure.
      In March 2003, we became a reseller and service provider of EMC Automated Networked Storagetm systems and software, pursuant to a reseller agreement with EMC Corporation, a world leader in information storage systems, software, networks and services. Although we focus primarily on EMC products, we also support and service customers that continue to use our MTI-branded RAID controller technology and partnered independent storage technology. The terms of the EMC reseller agreement do not allow us to sell data storage hardware that competes with EMC products. As an EMC reseller and service provider, we combine our core services capabilities, including storage networking assessment, installation, resource management and enhanced data protection, with the complete line of EMC storage systems and software. We design and implement solutions that incorporate a broad array of third party products to meet customer requirements in the areas of storage area networks, network attached storage, high-availability systems for enhanced business continuance, data protection systems incorporating enhanced backup and recovery, ILM, archiving and tape automation. We also enhance the value of our storage solutions through our 24 hour, seven days per week support and service infrastructure, which includes an international network of on-site field engineers, a storage solution laboratory, and global technical support centers. The EMC reseller agreement will expire in March 2009. Thereafter, and subject to mutual agreement, the EMC reseller agreement is automatically renewed for successive one-year renewal periods until terminated by either party with a 90-day notice. The sale of EMC products accounted for 81% of product revenue in both fiscal year 2006 and 2005, and 56% of product revenue in fiscal year 2004.
      We strive to differentiate ourselves from other resellers of EMC products. As the only EMC reseller that sells EMC disk-based storage products exclusively, we believe that we receive favorable pricing, rebates and access to training. As a service-enabled EMC reseller, unlike many resellers that only sell hardware and software, we generally do not rely on other service providers to fulfill the maintenance and professional services requirements for our customers. Not only do we sell hardware and software, we are able to provide a full offering of professional services, consulting and maintenance to our customers.

      We have a history of recurring losses and net cash used in operations. In fiscal years 2006, 2005 and 2004 we incurred net losses of $8.1 million, $15.8 million and $3.9 million, respectively. Our cash used in operations was $11.2 million, $4.4 million and $10.9 million in fiscal years 2006, 2005 and 2004, respectively. We had $13.5 million in working capital as of April 1, 2006. Our future is dependent upon many factors, including but not limited to, improving revenues and margins, continuing our relationship with EMC, expanding our service offerings, completing and successfully integrating our recently announced acquisition of Collective Technologies, LLC, receiving market acceptance of new products and services, recruiting, hiring, training and retaining qualified personnel, forecasting revenues, controlling expenses and managing assets. If we are not successful in these areas, our future results of operations could be adversely affected.
      Our segment and geographic information is set forth in Note 9 of our Notes to Consolidated Financial Statements included in this report.
Our Strategy
      Our strategy is to become the dominant, trusted storage systems and infrastructure advisor in the mid-enterprise space. Through our total solutions provider approach, we strive to simplify the storage, availability, protection and management of data by delivering fully integrated solutions to our customers based on EMC storage systems and other vendors’ best-of-breed technologies and high value services.
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
      In order to continue to provide the broadest array of information storage solutions, we require access to a full complement of technology from the leaders in the industry. Through our relationship with EMC and other vendors, we believe we can offer our customers effective solutions addressing some of their most urgent business and regulatory requirements.
SIGNIFICANT BUSINESS DEVELOPMENTS

Collective Technologies Acquisition
      On June 6, 2006, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Collective Technologies, LLC (“Collective”). Collective is a leading provider of enterprise-class IT infrastructure services and solutions, with over 90 consultants. Pursuant to the Asset Purchase Agreement, we will acquire specified assets and liabilities of Collective for a purchase price consisting of:

•	$6.0 million in cash;

•	a note in the amount of $2.0 million bearing interest at 5% and due in twelve quarterly payments beginning 90 days after closing;

•	2,272,727 shares of our common stock;

•	a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.32 per share;

•	assumption of certain liabilities.
      The shares issued as consideration in the transaction will be subject to a 12 month lock-up agreement and will have piggyback registration rights. The purchase price is subject to certain adjustments specified in the Asset Purchase Agreement. We will also issue up to 306,303 shares of restricted stock and up to 1,608,481 stock options to former employees of Collective that we acquire in the transaction or increase the purchase price in lieu thereof in certain instances. The transaction is subject to customary closing conditions. See further discussion in Note 13 of the Notes to the Consolidated Financial Statements of this Form 10-K.

Series B Financing
      On August 19, 2005, we entered into an agreement to sell shares of Series B Convertible Preferred Stock (the “Series B”) in a private placement financing, which is referred to as the “Series B financing,” for $20.0 million, in gross proceeds, before payment of professional fees. The purchasers in the private placement were EMC Corporation and affiliates of Advent International Corporation. The sale of the Series B was subject to stockholder approval and was approved by stockholders at our annual stockholder meeting on November 1, 2005.
      Accordingly, on November 2, 2005, 1,582,023 shares of Series B were issued at a purchase price of $12.6420 per share, which was equal to ten times 90% of the average closing price of our common stock during the 15 trading days prior to the Series B issue date. The sale of Series B raised $19.1 million in net proceeds. The Series B shares are convertible any time at the direction of the holders. Each share of Series B is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series B is initially convertible into ten shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The Series B financing included the issuance of warrants to purchase 5,932,587 shares of our common stock at an exercise price of $1.26 per share. The warrants are exercisable immediately and have a ten year life. As part of the private placement, the Series B investors have the right to elect a director to the Company’s Board of Directors. The issuance of Series B triggered the anti-dilution provisions of the Series A Convertible Preferred Stock (the “Series A”). Upon issuance of the Series B, the conversion price of the Series A was reduced from $2.6465 to $2.0650 per share. As of April 1, 2006, each share of Series A is convertible into approximately 12.8 shares of common stock.
OUR MARKET
      Our primary market focus is the worldwide mid-enterprise open systems-based market for information storage, data management and protection solutions. EMC currently fulfills approximately 27% of the storage infrastructure for this market.
      Worldwide IT storage capacity deployments are growing and storage is considered to be a major IT discipline in most organizations, with storage spending exceeding server and networking expenditures. Storage expenditures are shifting to services and we believe that complexity, not a lack of technology, is now the key weakness in the IT storage environment. There are currently many powerful networking, software and integrated “appliance” products available that address storage manageability and automate key storage management functions. Historically, we have sold many of these state-of-the-art products ranging from fibre-channel storage area network (SAN), network area storage (NAS), direct attached storage (DAS) and content addressable storage (CAS), as well as the hardware and software components of data replication and backup systems. Understanding and working with the vast array of storage offerings is complex and expensive for the IT customer.
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
      Our solutions are divided into five areas that address different aspects of the storage environment:

•	Storage infrastructure solutions that center on state-of-the-art, high-performance, high-availability networked storage systems from EMC (DAS, SAN, NAS and CAS). These solutions are designed to deliver fast, reliable and resilient on-line storage systems. Our solutions are integrated with easy to use storage resource management software that allows our customers to improve system administration productivity.

•	Information backup, recovery and archiving solutions that incorporate leading edge solutions from vendors such as EMC, Legato and Arkivio in combination with state-of-the-art tape libraries from Quantum, StorageTek and ADIC.

•	Replication and availability services on both a local level and wide area basis to create operational copies of current data or for enhanced data protection and business continuity utilizing software and hardware services from EMC, Legato and other leading storage application software vendors.

•	Server virtualization solutions from VMware that enable server consolidation and increased application mobility across server platforms to deliver operational cost savings and increased availability and business continuity.

•	Information Lifecycle Management solutions that enable customers to reduce cost and control, track and manage information across storage platforms and applications in support of regulatory compliance and corporate governance initiatives.
GLOBAL CUSTOMER SOLUTIONS
      We believe the quality and reliability of the products we sell and the continuing support of these products are important elements of our business. As we continue to expand our reseller strategy with EMC and other partners, we believe that the expertise of our professional services staff and the delivery of high quality customer service will be of even greater importance to our customer base. Additionally, as part of EMC’s Authorized Service Network, we are part of a worldwide network of professional service organizations enabling us to offer enhanced service and consulting capabilities to our customers.
      As part of our strategy to build a worldwide organization devoted to addressing customers’ information infrastructure related needs, in fiscal year 2004 we created a function called Global Customer Solutions (GCS) to better align and utilize our service resources. GCS is the umbrella function for all of our customer support functions. The GCS functions encompass all of product procurement, integration, logistics support, software and hardware technical support, field service operations and professional services consultancy. We have consolidated our legacy product sustaining function in two separate primary product support centers, one located at our corporate headquarters in Irvine, California, and a second located in Godalming, England. As necessary, technical professionals from either facility are dispatched worldwide to address and solve our customer requirements.
      We offer a variety of customer services that include system and software maintenance of MTI and EMC-manufactured products, as well as other open-system platforms, consulting services, storage-management integration and training. We offer on-site service response 24 hours-a-day, seven-days-a-week, 365 days-a-year. Service revenue represented approximately 25%, 29% and 44% of our total revenue in fiscal years 2006, 2005 and 2004, respectively.
SALES AND MARKETING
      Since 1996, we have focused our business on the information storage needs of the open-systems and mid-enterprise storage market. We have over 3,000 customers who have relied on us to design, implement and service portions of the storage environments that often support their critical business applications. Since becoming a reseller and total storage solutions provider in 2003, the vast majority of our sales and marketing efforts have been focused on selling and servicing storage solutions purchased from EMC and its wholly-owned subsidiaries. Our market strategy is to become the preferred provider for sales, professional services and maintenance to the mid-enterprise market for information infrastructure solutions.
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
      Our marketing is focused around direct lead generation through select localized telemarketing and other marketing strategies. The majority of our sales transactions are developed through our internal lead generation. However, we also receive sales leads directly from EMC. EMC’s primary sales focus is geared toward large customers and therefore at times it passes sales leads for small to mid-size customers to one of its channel partners. Upon receiving a sales lead, we are then responsible for designing the solution, negotiating and closing the transaction.
ORDER BACKLOG
      As a reseller of EMC storage systems, our backlog levels will depend on the availability of EMC products. EMC generally ships products within ten days upon receipt of a purchase order. A significant portion of our sales historically has occurred in the last month of a quarter. Consequently, our backlog at the end of a quarter is dependant upon our ability to place a purchase order with EMC soon enough to allow EMC adequate time to assemble, test and ship orders prior to the end of the quarter. We believe that order backlog as of any particular date is not meaningful as it is not necessarily indicative of future sales levels. As of April 1, 2006, our product order backlog was $5.1 million as compared to $4.1 million as of April 2, 2005.
MANUFACTURING AND INTEGRATION SERVICES
      In April 2004, MTI ceased manufacturing operations. Order fulfillment for North America is managed through our corporate office in Irvine, California and products are generally drop-shipped directly from our suppliers. Order fulfillment for Europe through the majority of fiscal year 2005 was managed directly through Dublin, Ireland. Since the closure of the Dublin, Ireland facility in fiscal year 2005, order fulfillment for Europe is handled by each respective country. We continue to have a smaller scale product integration capability in the UK to fulfill the need for our legacy RAID products.
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
      Since our goal is to enable customers to purchase a single, integrated information infrastructure solution, rather than multiple components requiring integration by the customer, we believe the principal elements of competition include quality of professional services consulting, ongoing support and maintenance coupled with responsiveness to customers and market needs, as well as price, product quality, reliability and performance. There can be no assurance that we will be able to compete successfully or that competition will not have a materially-adverse effect on our results of operations. See “Risk Factors — The markets for the products and services that we sell are intensely competitive which may lead to reduced sales of our products, reduced profits and reduced market share for our business” in Item 1A of this Form 10-K.
PROPRIETARY RIGHTS
      We have relied on a combination of patent, copyright, trademark and trade-secret laws, employee and third party non-disclosure agreements and technical measures to protect our proprietary rights in our products. Since we shifted our strategy and became an EMC reseller, our reliance on proprietary rights is less relevant. In fiscal year 2005, we assigned to EMC all of our rights, title and interest in and to all of our remaining patents and patent applications.
SEASONALITY
      Although we do not consider our business to be highly seasonal, we generally experience greater demand for our products and services in the last quarter of the calendar year (our third fiscal quarter).
EMPLOYEES
      As of April 1, 2006, we had 302 full-time employees worldwide, including 123 in sales and marketing, 132 in global customer solutions and 50 in procurement, general administration and finance. None of our employees is represented by a labor union, and we consider our relations with our employees to be good.
AVAILABILITY OF SEC FILINGS
      All reports we file with the Securities Exchange Commission are available free of charge via EDGAR through the Securities Exchange Commission website at www.sec.gov. In addition, the public may read and copy materials we file with the Securities Exchange Commission at the Securities Exchange Commission’s public reference room located at 100 F Street, N.E., Washington, D.C., 20549. Information regarding operation of the Securities Exchange Commission’s public reference room can be obtained by calling the Securities Exchange Commission at 1-800-SEC-0330. We make available our Forms 8-K, 10-K 10-Q, Proxy and Annual Report through our website at www.mti.com, as soon as reasonably practicable after filing or furnishing such material with the Securities Exchange Commission. Our code of conduct is also available on our website. The information contained on our website is not part of this report or incorporated by reference herein.

ITEM 1A.	RISK FACTORS
FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our relationship with EMC, storage solution trends, strategy, backlog, competition, demand seasonality, acquisition of Collective Technologies, LLC, financing, revenue, margins, operations, capital expenditures, service offerings, personnel, dividends, litigation and compliance with applicable laws. In particular, this Annual Report on Form 10-K contains forward-looking statements regarding:

•	our belief that we receive favorable pricing, rebates and access to training from EMC;

•	our belief that complexity is the key weakness in the IT storage environment;

•	our beliefs regarding trends toward fully integrated storage solutions and insufficient access to those solutions in the mid-enterprise market;

•	our belief that the quality, reliability, and continuing support of our products and the expertise of our professional services staff will be of greater importance to our customer base;

•	our market strategy to become the preferred provider for sales, professional services and maintenance to the mid-enterprise market for information infrastructure solutions;

•	our belief that EMC products are a world-class product brand;

•	our total solutions approach and the ability of the EMC product brand to meet our customers’ needs and to track their buying decisions;

•	our belief that order backlog as of any particular date is not meaningful as it is not necessarily indicative of future sales levels;

•	our beliefs regarding the principal elements of competition;

•	our anticipation of greater demand for our products and services in our third fiscal quarter;

•	the factors upon which our future depends, which, in addition to our cost-reduction initiatives, include improving revenues and margins, continuing our relationship with EMC, expanding our service offerings, receiving market acceptance of new products and services, recruiting, hiring, training and retaining significant numbers of qualified personnel, forecasting revenues and expenses, controlling expenses, and managing assets;

•	our belief that our current cash and receivable balances will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months;

•	our belief regarding the timing and risk of undetected software or hardware errors;

•	our belief that our success is dependent to a significant extent on our personnel, including our executive officers;

•	our focus on increasing EMC product sales;

•	our belief that we are currently in compliance with Nasdaq Capital Market continued listing requirements;

•	our expectation to retain earnings and not to declare or pay any cash dividends in the near future;

•	our expectation that the loss of hardware maintenance revenue will be mitigated by an increase in professional service revenue and software maintenance revenue; and

•	our business outlook, including all statements in the section titled “Outlook” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail under the heading “Risk Factors” in Item 1A of this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and, except as otherwise required by law, we assume no obligation to update or revise any forward-looking statement to reflect new information, events or circumstances after the date hereof.

We are dependent upon EMC as the main supplier for our storage solutions, and disruptions in supply or significant increases in costs could harm our business materially.
      In March 2003, we entered into a Reseller Agreement with EMC whereby we became a reseller of EMC storage products. The agreement gives us a right to sell and license EMC hardware and software products, but also restricts our ability to resell data storage hardware platforms that compete with EMC products. As a result of the agreement, we depend on EMC to manufacture and supply us with its storage products. We may fail to obtain required storage products in a timely manner or to obtain it in the quantities we desire in the future. If EMC were to decide to modify its channel strategy, it may cease supplying us with its storage products. If EMC were to unexpectedly cancel the reseller agreement, we may be unable to find other vendors as a replacement in a timely manner or of acceptable quality. Any interruption or delay in the supply of EMC storage products, or the inability to obtain these products at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. This lost storage product revenue could harm our business, financial condition and operating results, rendering us unable to continue operating at our current level of operations.
      In the first quarter of fiscal 2005 we became an EMC Premier Velocity Partner, which has allowed us to earn certain performance based and service rebates. In fiscal 2006 we recorded EMC rebates of $1.5 million. There is no guarantee that we will earn these rebates in the future or that EMC will continue to offer such rebate program. Our failure to receive these performance rebates could have an adverse impact on our results of operations.

Our stock ownership is concentrated in a few stockholders who may be able to influence corporate decisions.
      Our stock ownership is concentrated in a few stockholders who are able to influence corporate decisions. As a result of this concentration, these few stockholders are able to influence actions of the Company that require stockholder approval, in particular with regard to significant corporate transactions. Among other things, this concentration may delay or prevent a change in control of the Company that may be favored by other stockholders, and may in general make it difficult for the Company to effect certain actions without the support of the larger stockholders.
      As of April 1, 2006, The Canopy Group, Inc. (“Canopy”) beneficially owned 22% of the Company’s common stock assuming conversion of the Series A and Series B and related warrants outstanding, but excluding outstanding options. Mr. William Mustard serves on our Board of Directors and was President and CEO of Canopy until December 23, 2005 when he resigned from Canopy.
      In addition, the holders of our Series A and Series B, as a result of their acquisition of securities issued in our June 2004 and November 2005 private placements, currently beneficially own approximately 46% of the Company’s outstanding common stock, assuming conversion and exercise of all shares of preferred stock and warrants which they presently hold. Other than with respect to the election of directors, the holders of Series A and Series B generally have the right to vote on any matter with the holders of common stock, and each share of Series A is entitled to 8.5369 votes and each share of Series B is entitled to 8.7792 votes. The approval of the holders of a majority of the Series A and Series B, each voting as a separate class, will be required to approve certain corporate actions, including:

•	any amendment of the Company’s charter or bylaws that adversely affects the holders of Series A, or Series B, as applicable;

•	any authorization of a class of capital stock ranking senior to, or on parity with, the Series A, or Series B, as applicable;

•	any increase in the size of the Company’s Board of Directors to greater than eight members or any change in the classification of the Board of Directors;

•	certain redemptions or repurchases of capital stock;

•	acquisitions of capital stock or assets from other entities;

•	effecting, or entering into any agreement to effect, any merger, consolidation, recapitalization, reorganization, liquidation, dissolution, winding up or similar transaction (a “Liquidation Event”) involving the Company or any of its subsidiaries;

•	any sale of assets of the Company or a subsidiary which is outside the ordinary course of business;

•	any purchase of assets of or an equity interest in another entity for more than $5.0 million; and

•	any incurrence of additional debt for borrowed money in excess of $1.0 million.
      The holders of Series A and Series B are each entitled to elect one member of the Company’s Board of Directors.
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

Our pending acquisition of the operating assets of Collective Technologies, LLC is expected to benefit us, but we may not realize any anticipated benefits due to challenges associated with integrating our companies and costs we incur from the acquisition.
      The closing of our pending acquisition of the operating assets of Collective is subject to customary closing conditions and other uncertainties, and the transaction may not ultimately be consummated. Furthermore, the success of our pending acquisition of Collective, if consummated, will depend in large part on the success of our management in integrating the operations, technologies, service capabilities and personnel of Collective into our company following the acquisition. Our failure to meet the challenges involved in integrating successfully the operations of Collective or otherwise to realize any of the anticipated benefits of the acquisition could adversely impact our combined results of operations. In addition, the overall integration of Collective may result in unanticipated operational problems, expenses, liabilities and diversion of management’s attention. The challenges involved in this integration include the following:

•	successfully integrating our operations, technologies, products and services with those of Collective;

•	retaining and expanding customer and supplier relationships;

•	coordinating and integrating the service capabilities of Collective into our company;

•	preserving service and other important relationships that we and Collective have, and resolving potential conflicts that may arise;

•	assimilating the personnel of Collective and integrating the business cultures of both companies;

•	maintaining employee morale and motivation; and

•	reducing administrative costs associated with the operations of Collective.
      We may not be able to successfully integrate the operations of Collective in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of the acquisition to the extent or in the time frame anticipated.

Our stockholders may be diluted by the conversion of outstanding Series A and Series B and the exercise of warrants to purchase common stock issued in our June 2004 and November 2005 private placements, and by our pending acquisition of Collective, if consummated.
      There are currently 566,797 shares of our Series A Convertible Preferred Stock outstanding, which are convertible at any time at the direction of their holders. Each share of Series A Convertible Preferred Stock is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series A is presently convertible into approximately 12.8 shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The outstanding shares of Series A Convertible Preferred Stock are currently convertible into an aggregate of approximately 7.3 million shares of common stock. Dividends accrue on the Series A Convertible Preferred Stock at an annual rate of 8%, and the holders of Series A Convertible Preferred Stock may convert the accrued dividends into shares of common stock to the extent the Company has not previously paid such dividends in cash. Accrued and unpaid Series A dividends totaled $2,225 at April 1, 2006. The holders of Series A are also entitled to anti-dilution protection, pursuant to which the conversion price would be reduced using a weighted-average calculation in the event the Company issues certain additional securities at a price per share less than the conversion price then in effect. In addition, the holders of Series A have preemptive rights to purchase a pro rata portion of certain future issuances of equity securities by the Company.
      There are also currently 1,582,023 shares of our Series B outstanding, which are convertible at any time at the direction of their holders. Each share of Series B is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series B is presently convertible into 10 shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The outstanding shares of Series B are currently convertible into an aggregate of approximately 15.8 million shares of common stock. Dividends accrue on the Series B at an annual rate of 8%, and the holders of Series B may convert the accrued dividends into shares of common stock to the extent the Company has not previously paid such dividends in cash. Accrued and unpaid Series B dividends totaled $667 at April 1, 2006. The holders of Series B are also entitled to anti-dilution protection, pursuant to which the conversion price would be reduced using a weighted-average calculation in the event the Company issues certain additional securities at a price per share less than their conversion price then in effect. In addition, the holders of Series B have preemptive rights to purchase a pro rata portion of certain future issuances of equity securities by the Company.
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
      Furthermore, if we have an indemnity obligation under the Securities Purchase Agreement we entered into in connection with the Series B financing, then we may, if we and the Series B investors agree, settle up to $2.0 million of that indemnity obligation by issuing up to an additional $2.0 million (158,203 shares) of Series B and warrants to purchase 37.5% of the number of shares of common stock into which such additional shares of Series B are convertible when issued. If any such indemnity obligation is not satisfied by issuing shares of Series B and warrants, then it will be satisfied through a cash payment.

      If the holders of our Series A or Series B convert their shares or exercise the warrants they now hold, or that they may in the future be issued as a result of any indemnity obligations that we may have in connection with the Series B financing, the Company would be required to issue additional shares of common stock, resulting in dilution of existing common stockholders and potentially a decline in the market price of our common stock. Additionally, we have also agreed to issue 2,272,272 shares of common stock, a warrant to purchase 1 million shares of common stock, options to purchase up to 1,608,481 shares of common stock and up to 306,303 shares of restricted stock in connection with our pending acquisition of Collective (unless, under certain circumstances, the purchase price is increased in lieu thereof), all of which could cause further dilution to existing stockholders.

A significant portion of our revenues occurs in the last month of a given quarter. Consequently, our results of operations for any particular quarter are difficult to predict.
      We have experienced, historically, a significant portion of our orders, sales and shipments in the last month or weeks of each quarter. In fiscal year 2006, 59%, 65%, 61% and 60%, respectively, of our total revenue was recorded in the last month of each successive quarter. We expect this pattern to continue, and possibly to increase, in the future. This uneven pattern makes our ability to forecast revenues, earnings and working capital requirements for each quarter difficult and uncertain. If we do not receive orders that we have anticipated or complete shipments within a given quarter, our results of operations could be harmed materially for that quarter. Additionally, due to receiving a significant portion of our orders in the last month of the quarter, we may experience a situation in which we have exceeded our credit limits with our vendors, thereby making our ability to ship to our customers very difficult. If we experience such situations and are unable to extend our credit limits with our vendors, this could materially harm our results of operations.

We have a history of operating losses, and our future operating results may depend on the success of our cost reduction initiatives and on other factors.
      We have a history of recurring losses and net cash used in operations. In fiscal 2006 and 2005, we incurred net losses of $8.1 million and $15.8 million, respectively. Our cash used in operations was $11.2 million and $4.4 million and for fiscal year 2006 and 2005, respectively. We had $13.5 million in working capital as of April 1, 2006.
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
      Our future is dependent upon many other factors in addition to our cost reduction initiatives, including but not limited to, improving revenues and margins, continuing our relationship with EMC, expanding our service offerings, completing and successfully integrating our recently announced acquisition of Collective, receiving market acceptance of new products and services, recruiting, hiring, training and retaining significant numbers of qualified personnel, forecasting revenues and expenses, controlling expenses and managing assets. If we are not successful in these areas, our future results of operations could be adversely affected.

We are subject to financial and operating risks associated with international sales and services.
      International sales and services represented approximately 40% and 42% of our total sales and service revenue for fiscal year 2006 and 2005, respectively. As a result, our results of operations are subject to the financial and operating risks of conducting business internationally, including:

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
      We believe that our current cash and receivable balances will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. Projections for our capital requirements are subject to numerous uncertainties, including the cost savings expected to be realized from the restructuring, the actual costs of the integration of Collective, the amount of service and product revenue generated in fiscal 2007 and general economic conditions. If we do not realize substantial cost savings from our restructuring, improve revenues and margins, successfully integrate Collective and achieve profitability, we expect to require additional funds in order to carry on our operations, and may seek to raise such funds through bank borrowings or public or private offerings of equity or debt securities or from other sources. Any such activity requires the approval of the Series A and Series B investors. No assurance can be given that our Series A and Series B investors will consent to such new financing, that additional financing will be available or that, if available, will be on terms favorable to us. If additional financing is required but not available to us, we would have to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that such measures would be successful. Our failure to raise required additional funds would adversely affect our ability to:

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
      We are party to long term, non-cancelable facility leases with respect to facilities we no longer utilize. For example, we no longer utilize our facilities in Sunnyvale, California and various facilities in Europe. As a result, we are obligated to continue making lease payments related to our unutilized facilities. In the aggregate, in fiscal year 2007 and 2008, we are obligated to pay gross lease payments of approximately $0.6 million each fiscal year, for facility space which we no longer utilize, and we cannot assure you that we will be able to continue to sublease the unutilized facilities on terms that will significantly offset these obligations.

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
      We have experienced quarterly fluctuations in operating results and we anticipate that these fluctuations may continue into the future. These fluctuations have resulted from, and may continue to be caused by, a number of factors, including:

•	the size, timing and terms of customer orders;

•	the introduction of new products by our competitors and competitive pricing pressures;

•	the timing of the introduction of new products and new versions of best-of-breed products;

•	shifts in our product or services mix;

•	changes in our operating expenditures;

•	decreases in our gross profit as a percentage of revenues for mature products; and

•	changes in foreign currency exchange rates.
      Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indications of our future performance. We cannot assure you that we will be profitable on a quarter-to-quarter basis or that our future revenues and operating results will meet or exceed the expectations of securities analysts and investors. Failure to be profitable on a quarterly basis or to meet such expectations could cause a significant decrease in the trading price of our common stock. The following table quantifies the fluctuations in our period-to-period results for fiscal year 2006 (amounts in thousands).

				Net Loss
			Operating	Attributable
	Total	Gross	Income	to Common
	Revenue	Profit	(Loss)	Shareholders

2006
Fourth quarter	$43,915	$8,589	$(117)	$(1,253)
Third quarter	40,162	7,887	(1,557)	(2,988)
Second quarter	31,635	6,401	(3,463)	(4,148)
First quarter	39,331	8,078	(2,090)	(3,622)

Total	$155,043	$30,955	$(7,227)	$(12,011)

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
      Our growth strategy is currently focused on increasing EMC product sales and providing a broad range of professional services. To accomplish these goals, we are dependent upon many factors, including but not limited to, recruiting, hiring, training and retaining significant numbers of qualified sales and professional services personnel in various geographic regions.

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
      The value of an investment in our company could decline due to the impact of a number of factors upon the market price of our common stock, including the following:

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
      In addition, stock markets, particularly The Nasdaq Capital Market, where our shares are listed, have experienced extreme price and volume fluctuations, and the market prices of securities of companies such as ours have been highly volatile. These fluctuations have often been unrelated to the operating performance of such companies. Fluctuations such as these may affect the market price of our common stock. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and could divert our management’s attention and resources.

We may not have registered, or we may not have had an exemption from registering, certain options under the California securities laws and may incur liability to repurchase the options or face potential claims under the California securities laws.
      At various times from March 2005 through March 2006, we issued options to purchase shares of our common stock under our 2001 Stock Incentive Plan, as amended, to our directors, employees and consultants, with exercise prices ranging from a minimum of $1.44 per share to a maximum of $2.45 per share, for the purpose of providing incentive compensation to those directors, employees and consultants. The aggregate exercise price of the issued options is $1.2 million. The recipients of the issued options did not pay the Company for the options, and none of the options has been exercised as of the date hereof. In order to comply with the securities laws of California, where we have our headquarters, we have applied for approval of the terms of a repurchase offer. Under the terms submitted to the California Department of Corporations, we would offer to repurchase any outstanding options issued during such period for a cash price equal to 20% of the aggregate exercise price of the option, plus interest at an annual rate of 7%. There is no assurance that the terms of the repurchase offer will be approved, and we could be required to offer a higher repurchase price or to extend the offer to a greater number of persons.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
      We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. Upon completion of the Collective acquisition, we will need to integrate Collective it into our internal control procedures, and as a result, may identify deficiencies. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price. Based on our current market capitalization and the current legislation as written, we do not expect to be required to comply with Section 404 of the Sarbanes-Oxley Act until our fiscal year 2008. However, changes in our market capitalization or changes to the legislation may require us to comply earlier.

We may fail to comply with Nasdaq Marketplace Rules.
      Our securities have traded on the Nasdaq Capital Market since August 16, 2002. We believe we are currently in compliance with Nasdaq Capital Market continued listing requirements. However, we failed to comply with Nasdaq Marketplace Rules, specifically with the minimum bid price requirement, in fiscal year 2002, and may in the future fail to comply with the minimum bid price requirement, or other continued listing requirements. If that happens and we do not regain compliance by the end of any applicable grace period, our stock would be delisted and we would likely seek to list our common stock on the over-the-counter market, which is viewed by many investors as a less liquid marketplace. As a result, the price per share of our common stock would likely decrease materially and the trading market for our common stock, our ability to issue additional securities and our ability to secure additional financing would likely be materially and adversely affected.

We have adopted anti-takeover defenses that could affect the price of our common stock.
      Our restated certificate of incorporation and amended and restated bylaws contain various provisions, including notice provisions and provisions authorizing us to issue preferred stock, that may make it more difficult for a third party to acquire, or may discourage acquisition bids for, our company. Also, the rights of holders of our common stock may be affected adversely by the rights of holders of our Series A Preferred Stock, Series B and any other preferred stock that we may issue in the future that would be senior to the rights of the holders of our common stock. Furthermore, we are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
      Our corporate offices, including marketing, sales and support, general administration, and finance functions are currently located in Irvine, California, in a leased facility consisting of approximately 25,000 square feet. We occupy these premises under a lease agreement that expires on December 31, 2010. We also lease 16,000 square feet, 19,500 square feet, 11,800 square feet and 1,500 square feet at facilities in Godalming, England, Chatou, France, Wiesbaden, Germany and Munich, Germany, respectively, which we use for sales, service and administration. In the fourth quarter of fiscal 2005, we closed our 28,500 square feet legacy manufacturing facility in Dublin, Ireland, for which the lease expires in 2023 (the lease contains a break clause in 2008).
      We abandoned 21,700 square feet, 2,050 square feet and 3,400 square feet of our facilities located in Sunnyvale, California, Godalming, England, and Chatou, France, respectively, in the fourth quarter of fiscal year 2002. However, we are still obligated under facilities lease agreements for these properties that expire in July 2006, November 2012 and April 2007, respectively. We have been able to sublet portions of these facilities.
      We also lease approximately 12 sales and support offices located throughout the United States and Europe.

ITEM 3.	LEGAL PROCEEDINGS
      We are, from time to time, subject to claims and suits arising in the ordinary course of business. In our opinion, the ultimate resolution of these matters is not expected to have a materially-adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal year 2006.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
PRINCIPAL MARKET AND PRICES
      Shares of our common stock trade on The Nasdaq Capital Market under the ticker symbol “MTIC.” The following table sets forth the range of high and low bid prices per share of our common stock for each quarterly period as reported on The Nasdaq Capital Market for the periods indicated. The price of our common stock at the close of business on June 19, 2006, was $1.28.

	Bid Prices

	High	Low

FISCAL YEAR 2005
First Quarter	4.05	1.84
Second Quarter	2.49	1.41
Third Quarter	2.70	1.40
Fourth Quarter	2.96	1.48
FISCAL YEAR 2006
First Quarter	2.48	1.40
Second Quarter	2.38	1.68
Third Quarter	1.99	1.18
Fourth Quarter	1.64	1.22

NUMBER OF COMMON STOCKHOLDERS
      The approximate number of record holders of our common stock as of June 19, 2006, was 341.
DIVIDENDS
      We have never declared or paid any dividends related to our common stock. We currently expect to retain any earnings for use in the operation of our business and, therefore, do not anticipate declaring or paying any cash dividends related to our common stock in the foreseeable future.
      Our Series A and B Convertible Preferred Stock carry cumulative dividends of 8% payable when and if declared by the Board of Directors. We had accrued dividends payable of $2,225 and $667 at April 1, 2006, related to the Series A and B, respectively.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      The information required to be filed pursuant to this item was previously included in the Current Reports on form 8-K that we filed with the Securities Exchange Commission on November 3, 2005 and on June 26, 2006, and is incorporated herein by reference.
ISSUER PURCHASES OF EQUITY SECURITIES
      During the fourth quarter of fiscal 2006, there were no purchases made by or on behalf of the Company or any affiliated purchaser, as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of shares of the Company’s common stock that is registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
      See Item 12 of Part III for information concerning securities authorized for issuance under equity compensation plans, which is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA
      We have derived the selected consolidated financial data presented below with respect to the periods indicated from the audited consolidated financial statements contained elsewhere in this Form 10-K. The selected consolidated financial data presented below for fiscal years 2003 and 2002 have been derived from our audited consolidated financial statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future years.

	Fiscal Year Ended

	April 1,	April 2,	April 3,	April 5,	April 6,
	2006	2005	2004	2003	2002

SELECTED STATEMENT OF OPERATIONS DATA:
Net product revenue	$116,326	$93,703	$46,442	$40,101	$69,519
Service revenue	38,717	38,910	36,723	42,285	48,399

Total revenue(1)	155,043	132,613	83,165	82,386	117,918
Product gross profit	21,858	19,805	11,473	7,153	13,053
Service gross profit	9,097	5,714	10,333	14,645	18,648

Gross profit(1)(2)	30,955	25,519	21,806	21,798	31,701
Operating expense:
Selling, general and administrative(5)	37,091	39,078	28,935	27,754	43,211
Research and development	—	—	776	5,238	12,742
Restructuring charges	1,091	2,024	(211)	1,467	4,911

Total operating expenses	38,182	41,102	29,500	34,459	60,864
Operating loss	(7,227)	(15,583)	(7,694)	(12,661)	(29,163)
Interest and other income (expense), net(3)	(104)	(500)	631	1,008	4,182
Gain (loss) on foreign currency transactions	(720)	318	29	639	(542)
Equity in net loss and write-down of net investment of affiliate	—	—	—	—	(9,504)

Loss before income taxes	(8,051)	(15,765)	(7,034)	(11,014)	(35,027)
Income tax expense (benefit)(4)	51	22	(3,168)	205	24,598

Net loss	(8,102)	(15,787)	(3,866)	(11,219)	(59,625)

Amortization of preferred stock discount	(1,970)	(880)	—	—	—
Dividend on preferred stock	(1,939)	(953)	—	—	—
Net loss applicable to common shareholders	$(12,011)	$(17,620)	$(3,866)	$(11,219)	$(59,625)

Net loss per share:
Basic and diluted	$(0.34)	$(0.51)	$(0.12)	$(0.34)	$(1.83)

Weighted average shares used in per share computations:
Basic and diluted	35,541	34,476	33,482	32,852	32,548

SELECTED BALANCE SHEET DATA:
Cash and cash equivalents	$21,660	$12,191	$3,017	$9,833	$8,420
Working capital	13,540	2,256	2,743	2,071	8,263
Total assets	84,622	62,866	46,612	44,556	61,698
Short-term debt	5,167	3,745	4,109	1,901	2,035
Long-term debt, less current maturities	—	—	95	286	461
Total stockholders’ equity (deficit)	$(3,630)	$(2,369)	$7,141	$8,974	$20,113

(1)	On March 31, 2003, we became an exclusive reseller of EMC products and services. See further discussion of this transition and its impact on result of operations in the “Results of Operations” section of Management’s Discussion and Analysis.

(2)	Includes charges related to production and service inventory write-offs of $589, $2,681, $1,469, $1,950, and $8,850 for fiscal years 2006, 2005, 2004, 2003, and 2002, respectively.

(3)	Includes $3,600 in fiscal year 2002 related to the gain on sale of patents. Includes $1,200 in fiscal year 2003 related to the gain on sale of SCO common stock.

(4)	Includes tax expense related to a deferred tax asset valuation allowance adjustment of $24,300 in fiscal year 2002. Fiscal year 2004 includes a tax benefit of $(3,200) related to an IRS settlement refund. See Note 6 to the Notes to the Consolidated Financial Statements.

(5)	Selling, general and administrative expenses for fiscal year 2006 noted above were $132 higher than what was reported in our press release dated May 25, 2006 due to the fact that a customer filed for Chapter 11 bankruptcy subsequent to the press release but prior to the filing of this Annual Report on Form 10-K. As such, the accounts receivable from that customer was written-off as of April 1, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      This discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto contained elsewhere in this report and in conjunction with Item 1A “Risk Factors.”
      Management’s discussion and analysis that follows is designed to provide information that will assist readers in understanding our consolidated financials statements, changes in certain items in those statements from year to year and the primary factors that caused those changes and how certain accounting principles, policies and estimates affect our financial statements.
OVERVIEW AND EXECUTIVE SUMMARY
      In March 2003, we became a reseller and service provider of EMC storage systems and software, pursuant to a reseller agreement with EMC Corporation. The shift in strategy from a developer of technology to a reseller and service provider of third-party solutions has had the following primary financial implications:

•	We have increased product revenue significantly during the past two fiscal years. We recorded product revenue of $93.7 million in fiscal 2005, a 102% increase from fiscal 2004. Furthermore, we recorded product revenue of $116.3 million in fiscal 2006, a 24% increase from fiscal 2005. In order to achieve this revenue growth, we invested heavily in sales and service resources which led to increased losses in fiscal 2005. In fiscal 2006, we moderated headcount additions and reduced spending which led to decreased operating losses as compared to fiscal 2005.

•	Maintenance revenue has been negatively impacted due to the comprehensive warranty provided on EMC products. We resell EMC hardware products with up to a three-year warranty and a seven-day, twenty-four hour service level. In contrast, MTI proprietary products were generally sold with a one year warranty and a five day, nine hour service level. Therefore, the sale of proprietary products provided an opportunity to generate maintenance revenue earlier due to the shorter warranty period and allowed the Company to generate maintenance revenue during the warranty period by selling maintenance contracts increasing the service level to seven days a week, twenty-four hours a day. We expect the loss of hardware maintenance revenue to be mitigated by an increase in professional service revenue as well as software maintenance revenue on new technology installations.
      Our exclusive reliance on EMC products as our core product solution has inherent challenges, such as obtaining sufficient product quantities to satisfy customer requirements, developing the ability to ship products to meet customer imposed deadlines, developing the ability to control the cost of the product, reliance on the ability of EMC to respond to changing technology and our reliance on EMC to continue to provide an adequate purchasing credit line.
      Some of the key financial highlights for fiscal 2006 include:

•	Revenue — We recorded total revenue of $155.0 million in fiscal 2006, an increase of 17% from fiscal 2005;

•	Service Gross Profit — We recorded service gross profit percentage of 23.5% in fiscal 2006 compared to 14.7% in fiscal 2005;

•	Operating Loss — We recorded an operating loss of $7.2 million in fiscal 2006 compared to $15.6 million in fiscal 2005.
OUTLOOK
      The following information summarizes management’s outlook for fiscal 2007:

•	We expect product revenue to continue to grow in fiscal 2007. We expect product revenue to follow, to some extent, the seasonal patterns experienced in fiscal 2006.

•	If we are able to achieve the performance based rebates from EMC, we expect our product margin percentage to increase modestly as compared to fiscal 2006, however, our product margins can be volatile and are subject to many factors including competitive market forces.

•	We expect that service revenue will increase sequentially due to anticipated growth in our professional service business as well as continued sales of software maintenance contracts. If our acquisition of Collective is consummated as planned, professional services revenue is expected to increase beginning in our second quarter of fiscal 2007. We also expect service revenue to be driven by sales of hardware maintenance contracts as the warranty period on EMC products sold in previous years begin to expire. If we are able to achieve growth in service revenue, we expect service margins to improve as we are able to further leverage our existing service resources.
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

Other
      Certain of our sales transactions are initiated by EMC and jointly negotiated and closed by EMC and MTI’s sales force. We recognize revenue related to these transactions on a gross basis, in accordance with EITF 99-19, because we bear the risk of returns and collectability of the full accounts receivable. Product revenue for the delivered items is recorded at residual value upon pickup by a common carrier for Free Carrier (FCA) origin shipments. For FCA destination shipments, product revenue is recorded upon delivery to the customer. If we subcontract the undelivered items such as maintenance and professional services to EMC or other third parties, we record the costs of those items as deferred costs and amortize the costs using the straight-line method over the life of the contract. We defer the revenue for the undelivered items at fair value based upon list prices with EMC according to EITF 00-21. At times, our customers prefer to enter into service agreements directly with EMC. In such instances, we may assign the obligation to perform services to EMC, or other third parties, and therefore we do not record revenue nor defer any costs related to the services.

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
      Valuation of goodwill. We assess the impairment of goodwill in accordance with Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (Statement 142), on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends. We completed our annual assessment for goodwill impairment in the fourth quarter of fiscal year 2006. Based upon factors such as the market valuation approach, comparison between the reporting units’ estimated fair value using discounted cash flow projections over the next three years, and carrying value, we concluded that there was no impairment of our goodwill. Changes in assumptions and estimates included within this analysis could produce significantly different results than those identified above and those recorded in the consolidated financial statements.
      Inventories. Our inventory consists of spare parts inventory and production inventory. Spare parts inventory is used for product under maintenance contracts and warranty, and is not held for re-sale. As of April 1, 2006, we had net spare parts inventory of $0.9 million and net production inventory of $9.6 million. Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and future sales forecasts. Historically, we used rolling forecasts based upon anticipated product orders to determine our component and product inventory requirements. As a reseller, we primarily procure inventory upon receipt of purchase orders from customers and as a result we believe the risk of EMC production inventory obsolescence is low. At times, in order to take advantage of favorable pricing, we may procure inventory in advance of receiving customer orders. Our allowance for spare parts inventory is calculated based on a review of product lifecycles and comparison to current and projected maintenance revenue. As maintenance contracts expire and are not renewed, the amount of spare parts inventory needed to support the legacy installed base decreases. Management regularly evaluates the carrying value of the spare parts inventory relative to the remaining legacy maintenance contracts. If we overestimate our product or component requirements, we may have excess inventory, which could lead to additional excess and obsolete charges.
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

	Fiscal Year Ended

	April 1,	April 2,	April 3,
	2006	2005	2004

Net product revenue	75.0%	70.7%	55.8%
Service revenue	25.0	29.3	44.2

Total revenue	100.0	100.0	100.0
Product gross profit	18.8	21.1	24.7
Service gross profit	23.5	14.7	28.1

Gross profit	20.0	19.2	26.2
Selling, general and administrative	23.9	29.4	34.8
Research and development	—	—	0.9
Restructuring charges	0.7	1.5	(0.3)

Operating loss	(4.7)	(11.7)	(9.2)
Other income (expense), net	(0.1)	(0.4)	0.8
Gain (loss) on foreign currency transactions	(0.4)	0.2	—
Income tax benefit	—	—	3.8

Net loss	(5.2)%	(11.9)%	(4.6)%

Fiscal year 2006 compared to Fiscal year 2005
      Net product revenue: The components of product revenue by geographic region for fiscal 2006 and 2005 are shown in the table below (in millions):

	Fiscal Year 2006			Fiscal Year 2005

	US	Europe	Total	US	Europe	Total

Server revenue	$47.1	$31.5	$78.6	$43.2	$25.7	$68.9
Software revenue	17.6	3.5	21.1	12.5	2.8	15.3
Tape library revenue	10.3	6.3	16.6	2.5	7.0	9.5

Total product revenue	$75.0	$41.3	$116.3	$58.2	$35.5	$93.7

      Net product revenue for fiscal 2006 increased $22.6 million, or 24% from fiscal 2005. This increase was comprised of a $16.8 million and $5.8 million increase in domestic and international product revenue, respectively. The increase in product revenue was comprised of an increase in server, software and tape library revenue of $9.7 million, $5.8 million and $7.1 million, respectively. We believe the increase in product revenue is a result of our continued effort to reach new customers through new and existing sales channels. During fiscal year 2006 we increased our marketing and inside-sales teams, adding 12 new telemarketing employees and expanding our marketing exposure through attendance at tradeshows and increased advertising campaigns. We believe this has helped to generate new name accounts and provide further opportunities for our outside-sales teams. In fiscal year 2006 our product mix percentage of EMC product remained comparable to fiscal 2005. In fiscal 2006, sales of EMC products represented $94.6 million, or 81% of total product revenue compared with $76.3 million or 81% of total product revenue for fiscal 2005. We ended fiscal 2006 with a product order backlog of $5.1 million compared to $4.1 million at the end of fiscal 2005. It should be noted that backlog is not necessarily indicative of future revenue.
      Service Revenue: The components of service revenue for fiscal 2006 and 2005 are shown in the table below (in millions):

	Fiscal Year 2006			Fiscal Year 2005

	US	Europe	Total	US	Europe	Total

Professional services revenue	$7.8	$4.4	$12.2	$5.6	$2.9	$8.5
Maintenance revenue	10.2	16.3	26.5	12.9	17.5	30.4

Total service revenue	$18.0	$20.7	$38.7	$18.5	$20.4	$38.9

      Total service revenue in fiscal 2006 remained comparable to fiscal 2005 decreasing $0.2 million or 0.5%. The net decrease was attributable to a decrease in maintenance revenue of $3.9 million, partially offset by an increase in professional services revenue of $3.7 million.
      Most EMC hardware products are sold with up to a 3-year, 24x7 warranty. As a result, any revenue associated with post-warranty service contracts for those hardware product sales would not occur until expiration of the warranty period. We believe this factor, along with declining renewal rates of legacy maintenance contracts, caused maintenance revenue to decrease compared to fiscal 2005. The decline in hardware maintenance revenue was partially offset by new maintenance contracts sold on software products.
      Professional services revenue for fiscal 2006 increased $3.7 million or 44% from fiscal 2005. One factor which contributed to the growth in professional services revenue was increased product sales which provided the opportunity to generate service revenue through the performance of installation and configuration services. We have made a focused effort to grow our professional service business. In 2006, we created a new service-sales team focused exclusively on selling service engagements to new and existing customers. We believe that this has also contributed to the increase in professional services revenue. Through increased capabilities of our service engineers, we believe we are better positioned to sell more complex professional service projects such as design and architecture, which generally drive more revenue than implementation and installation projects.

      Product Gross Profit: Product gross profit was $21.9 million for fiscal 2006, an increase of $2.1 million or 11% from fiscal 2005. The gross profit percentage for net product sales was 18.8% for fiscal 2006 compared to 21.1% for fiscal 2005. There were two primary factors that impacted the product gross profit percentage during fiscal 2006, rebates earned and lower margins on a transaction-by-transaction basis due to competitive market forces. In the first quarter of fiscal 2005, we became an EMC Premier Velocity Partner, which allowed us to earn certain performance based rebates. In fiscal 2005, we recorded EMC performance rebates of $1.4 million. In fiscal 2006, although our product revenue was higher, we only recorded EMC performance rebates of $0.5 million as our purchases of certain products from EMC were lower than the rebate goals. Also contributing to the lower product gross profit percentage were several large product fulfillment transactions which carried lower than normal product margins.
      Service Gross Profit: Service gross profit was $9.1 million for fiscal 2006, an increase of $3.4 million, or 59.2% from fiscal 2005. The service gross profit percentage was 23.5% in fiscal 2006 compared to 14.7% in fiscal 2005. We believe the increase in service gross profit percentage was mainly due to cost reduction measures and improved service utilization in the third quarter of fiscal 2006. The majority of the cost reductions were due to decreased third-party subcontractor expenses. Through additional training and certification, we were able to decrease our reliance on third-party subcontractors to deliver certain professional services. We also focused on better aligning our service headcount in the most effective geographic areas to help improve utilization and reduce costs. Worldwide service headcount was 130 at the end of fiscal 2006 compared to 152 at the end of fiscal year 2005. Service utilization was also improved by increased professional service bookings as noted above in the discussion of service revenue. The capabilities of our service engineers have also increased, allowing us to perform more complex service projects including design and architecture which generally are expected to yield higher profit than implementation and installation projects. Service costs benefited in the fourth quarter of fiscal 2006 from a non-recurring beneficial adjustment to a long-term subcontract arrangement. Also contributing to the increase in service gross profit percentage was a reduction in spare parts inventory charges. Service gross profit in fiscal 2005 was negatively impacted by a write-down of spare parts inventory of $2.6 million compared to a write-down of $0.5 million in fiscal 2006. The 2005 write down was due to the continued decline in our legacy maintenance base which resulted in a revised estimate of the carrying value of certain spare parts.
      Selling, General and Administrative: Selling, general and administrative expenses for fiscal 2006 decreased $2.0 million, or 5% from fiscal 2005. As a percentage of total revenue, selling, general and administrative expenses for fiscal 2006 were 24% as compared to 29% for fiscal 2005. The decrease in selling, general and administrative expenses was primarily due to the closure of our Dublin, Ireland facility in the fourth quarter of fiscal 2005 and a decrease in headcount. Worldwide headcount decreased from 342 at April 2, 2005 to 302 at April 1, 2006. More specifically, the decrease in selling, general and administrative expense was due to a decrease in fixed charges of $1.0 million, travel and lodging of $0.6 million and outside purchases of $0.2 million. The decrease in fixed charges primarily related to a decrease in rent and depreciation expense due to the closure of the Ireland facility and the relocation of the corporate headquarters in the second quarter of fiscal 2006. Selling, general and administrative expenses noted above for fiscal 2006 were $0.1 million higher than as reported in our press release dated May 25, 2006 due to the fact that a customer filed for Chapter 11 bankruptcy subsequent to the press release but prior to the filing of this Annual Report on Form 10-K. As such, the accounts receivable from that customer was written-off as of April 1, 2006.
      Restructuring: In the fourth quarter of fiscal 2005, we announced plans to restructure our European operations. This plan was initiated primarily in order to reduce operating costs and simplify processes throughout the European operations. The 2005 restructuring plan primarily involved the closure of the Dublin, Ireland facility and the consolidation of European finance functions within the Weisbaden, Germany facility. We recorded a restructuring charge of $2.0 million in fiscal 2005 for abandoned lease and severance payments related to this restructuring plan. In fiscal 2006, we recorded additional restructuring charges of $1.1 million primarily due to additional severance costs related to the 2005 restructuring plan.
      Interest and Other Expense, Net: Interest and other expense, net for fiscal 2006 was a net expense of $0.1 million as compared to $0.5 million for fiscal 2005. The decreased expense in fiscal 2006 was primarily related to higher interest income earned as a result of the cash proceeds of the Series B offering. This increased interest income was partially offset by increased interest expense due to higher interest rates on our credit facility.
      Gain on Foreign Currency Transactions: We recorded a loss on foreign currency transactions of $0.7 million in fiscal 2006 compared to a gain of $0.3 million in fiscal 2005. The loss in fiscal 2006 was the result of the strengthening value of the US Dollar as compared to the Euro and the British Pound Sterling primarily in the first quarter of fiscal year 2006. The gain in fiscal 2005 was the result of the weakening value of the US Dollar during fiscal year 2005.
      Income Tax Expense (Benefit): We recorded tax expense of $0.05 million in fiscal 2006 compared to tax expense of $0.02 million in fiscal 2005. The tax expense in both fiscal 2006 and 2005 is primarily related to various state and foreign taxes. Due to losses incurred, the Company was not subject to Federal income tax expense in fiscal 2006 nor 2005.

Fiscal year 2005 compared to Fiscal year 2004
      Net product revenue: The components of product revenue by geographic region for fiscal 2005 and 2004 are shown in the table below (in millions):

	Fiscal Year Ended

	April 2, 2005	April 3, 2004	Change

US	$58.2	$23.3	$34.9
Europe	35.5	23.1	12.4

Total product revenue	$93.7	$46.4	$47.3

      Net product revenue for fiscal 2005 increased $47.3 million, or 102% from fiscal 2004. This increase was comprised of a $34.9 million and $12.4 million increase in domestic and international product revenue, respectively. We experienced a greater percentage increase in domestic product sales primarily due to a more focused effort on adding headcount to the US sales force in fiscal 2005. The increase in net product revenue was primarily the result of further leveraging our reseller relationship with EMC. Our EMC reseller agreement was entered into in the fourth quarter of fiscal year 2003. Our ability to sell EMC products enabled us to further penetrate the mid-range storage market. As of April 2, 2005, we had a total worldwide sales headcount of 132 compared to 80 as of April 3, 2004. This increase in headcount enabled us to sell products to hundreds of new name accounts across a number of new regions. The increase was driven primarily by strong demand for EMC server and software products, which generally have a higher average selling price than our former, proprietary products. Server and software product revenue for fiscal 2005 increased from fiscal 2004 by $40.1 million and $9.7 million, respectively. These increases were offset by a $2.6 million decrease in tape library product revenue. The decrease in tape library revenue is attributable to a shift in focus towards developing expertise selling the EMC product set. Server, software and library revenue accounted for 73%, 16% and 10% of total product revenue in fiscal 2005 as compared to 62%, 12% and 26% in fiscal 2004, respectively. For fiscal year 2005, sales of EMC products represented $76.3 million, or 81% of total product revenue compared with $26.1 million or 56% of total product revenue for fiscal 2004.
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
      Service Gross Profit: Service gross profit was $5.7 million for fiscal 2005, a decrease of $4.6 million, or 45% from fiscal 2004. The service gross profit percentage was 14.7% in fiscal 2005 compared to 28.1% in fiscal 2004. The decrease in service gross profit percentage was primarily due to the combination of a shift in the composition of service revenue, an increase in service expenses related to additional professional services personnel added and the impact of spare parts inventory provision of $2.7 million. As noted above, in fiscal 2005 maintenance revenue decreased $3.5 million and professional service revenue increased $5.7 million compared to fiscal 2004. Professional services revenue represented 22% of total service revenue for fiscal 2005 compared to 8% for fiscal 2004. In order to drive increased professional services revenue and as an investment in growing our professional services business, we incurred increased expenses related to salary and benefits and travel and lodging. Also contributing to the decrease in service gross profit percentage was the decrease in maintenance revenue which is supported by a relatively fixed cost structure. Service gross profit in fiscal 2005 was negatively impacted by a write-down of spare parts inventory of $2.6 million in fiscal 2005 compared to $1.2 million in fiscal 2004. The 2005 write down was due to the continued decline in our legacy maintenance base which resulted in a revised estimate of the remaining useful life of certain spare parts.
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
LIQUIDITY AND CAPITAL RESOURCES
      As of April 1, 2006, working capital was $13.5 million, compared to $2.3 million as of April 2, 2005. We had cash and cash equivalents of $21.7 million as of April 1, 2006, compared to $12.2 million as of April 2, 2005. The $9.5 million increase in cash and cash equivalents was primarily the result of $19.1 million in net proceeds received from the issuance of Series B, borrowings on our line of credit of $1.5 million and $0.8 million in proceeds from the exercise of stock options. These increases in cash and cash equivalents were partially offset by $11.2 million in cash used in operating activities, mainly due to the net loss of $8.1 million coupled with a decrease in accrued liabilities and deferred revenue of $4.8 million and an increase in accounts receivable of $3.9 million. The increase in accounts receivable was due to increased sales, particularly in the last quarter of fiscal 2006. Deferred revenue decreased $1.6 million due to the expiration of maintenance contracts on our legacy products, partially offset by new sales of software maintenance contracts. The increase in accounts payable and inventory resulted in a favorable cash impact of $5.3 million. The increase was mainly the result of increased purchases from EMC and other vendors, particularly in the last month of fiscal 2006.

      In fiscal 2006, cash was also negatively impacted by payments of $0.4 million for capital expenditures. We expect capital expenditures in fiscal 2007 to be comparable to 2006.
      In November 2002, we entered into an agreement with Comerica Bank for a line of credit of $7.0 million at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by Canopy. The line of credit with Comerica was set to expire on May 31, 2006 and the letter of credit from Canopy was to expire on June 30, 2006. However, on June 20, 2006, we renewed the Comerica line of credit through November 30, 2006 and Canopy renewed its letter of credit guarantee through December 31, 2006. Until December 30, 2004, as discussed below, the Canopy letter of credit was secured by substantially all the assets of the Company. As of April 1, 2006, there was $5.2 million and $0.4 million in borrowings and letters of credit outstanding, respectively, under the Comerica Loan Agreement and $1.4 million was available for borrowing.
      On December 30, 2004, we entered into a security agreement with EMC whereby we granted EMC a security interest in certain assets of the Company to secure our obligations to EMC under our existing supply agreements. The assets pledged as collateral consisted primarily of the Company’s accounts receivable generated from the sale of EMC products and services, related inventory and the proceeds of such accounts receivable and inventory. In exchange for this security interest, EMC increased our purchasing credit limit to $20.0 million. On June 7, 2006, due to our improved financial position and established payment history, EMC terminated the security agreement and released its security interest in all of our assets. On a go-forward basis, our purchasing credit limit with EMC will be determined based on the needs of our business and our financial position. Our payment terms with EMC will remain at net 45 days from shipment.
      We had previously granted a security interest in all of our personal property assets to Canopy as security for our obligations to Canopy in connection with Canopy’s guaranty of our indebtedness to Comerica Bank. To enable us to pledge the collateral described above to EMC, Canopy delivered a waiver and consent releasing Canopy’s security interest in the collateral to be pledged to EMC and consenting to the transaction. As part of the waiver and consent, we agreed not to increase our indebtedness to Comerica Bank above our then-current outstanding balance of $5.5 million, and to make a principal repayment to Comerica equal to $1.8 million on each of February 15, 2005, May 15, 2005 and August 15, 2005 in order to eliminate our outstanding indebtedness to Comerica. In connection with our renewal of the Comerica agreement noted above, Canopy amended its waiver and consent which terminated the requirement to pay-down the indebtedness to Comerica and extended their letter of credit guarantee through December 31, 2006. In exchange for this waiver and consent amendment, we agreed to issue a warrant to purchase 125,000 shares of our common stock at an exercise price of $1.23 per share, the market price on the date of grant. The warrant is exercisable immediately and has a ten year life.
      The Comerica loan agreement contains negative covenants placing restrictions on our ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. Comerica has issued a consent related to our pending acquisition of Collective Technologies discussed below. We are currently in compliance with all of the terms of the Comerica loan agreement and believe that we will remain in compliance. Upon an event of default, Comerica may terminate the Comerica loan agreement and declare all amounts outstanding immediately due and payable.
      On August 19, 2005, we entered into an agreement to sell shares of Series B in a private placement financing, which is referred to as the “Series B financing,” for $20.0 million in gross proceeds, before payment of professional fees. The purchasers in the private placement were the Series A holders. The sale of Series B was subject to stockholder approval and was approved by stockholders at our annual stockholder meeting on November 1, 2005.
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
      On June 6, 2006, we entered into an Asset Purchase Agreement with Collective Technologies, LLC. Pursuant to the Asset Purchase Agreement, we will acquire specified assets and liabilities of Collective for a purchase price consisting of:

•	$6.0 million in cash;

•	a note in the amount of $2.0 million bearing interest at 5% and due in twelve quarterly payments beginning 90 days after closing;

•	2,272,727 shares of our common stock;

•	a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.32 per share;

•	assumptions of certain liabilities.
      The shares issued as consideration in the transaction will be subject to a 12 month lock-up agreement and will have piggyback registration rights. We will also issue up to 306,303 shares of restricted stock and up to 1,608,481 stock options to former employees of Collective that we acquire in the transaction, or increase the purchase price in lieu thereof in certain instances. The purchase price is subject to certain adjustments specified in the Asset Purchase Agreement. The transaction is subject to customary closing conditions. See further discussion in Note 13 of the Notes to the Consolidated Financial Statements of this Form 10-K.
      At various times from March 2005 through March 2006, we issued options to purchase shares of our common stock under our 2001 Stock Incentive Plan to our directors, employees and consultants, with exercise prices ranging from a minimum of $1.44 per share to a maximum of $2.45 per share, for the purpose of providing incentive compensation to those directors, employees and consultants. The aggregate exercise price of the issued options is $1.2 million. The options were issued in accordance with applicable federal securities laws and registered on Form S-8. We believed in good faith that we could rely on a prior qualification order issued pursuant to Section 25111 of the Code or an exemption from the qualification requirements thereof; however, the options may not in fact have been issued in compliance with the provisions of Section 25110 of the Code. In order to comply with the securities laws of California, where we have our headquarters, we have applied for approval of the terms of a repurchase offer. Under the terms submitted to the California Department of Corporations, we would offer to repurchase any outstanding options issued during such period for a cash price equal to 20% of the aggregate exercise price of the option, plus interest at an annual rate of 7%. There is no assurance that the terms of the repurchase offer will be approved, and we could be required to offer a higher repurchase price or to extend the offer to a greater number of persons.
      The Company’s principal sources of liquidity are cash and cash equivalents. We believe that our current cash and receivable balances will be adequate to fund operations for at least the next 12 months. Our credit terms with EMC are net 45 days from shipment. Our credit terms with our customers generally range from 30 to 60 days. Often there is a gap between when we pay EMC and when we ultimately collect the receivable from our customer. This gap is funded by our working capital. If we experience a significant deterioration in our receivable collections, or if we are not successful in growing revenues and improving operating margins, we may need to seek additional sources of liquidity to fund operations. Our future is dependent upon many factors, including but not limited to, improving revenues and margins, continuing our relationship with EMC, expanding our service offerings, completing and successfully integrating our recently announced acquisition of Collective, receiving market acceptance of new products and services, recruiting, hiring, training and retaining qualified personnel, forecasting revenues, controlling expenses and managing assets. If we are not successful in these areas, our future results of operations could be adversely affected. If we need additional funds such as for acquisition or expansion or to fund a downturn in sales or increase in expenses, there are no assurances that adequate financing will be available on acceptable terms, if at all. We may in the future seek additional financing from public or private debt or equity financing. There can be no assurance such financing will be available on terms favorable to us or at all, or that necessary approvals to obtain any such financing will be received. To the extent any such financing involves the issuance of equity securities, existing stockholders could suffer dilution.
      The following represents a comprehensive list of our contractual obligations and commitments as of April 1, 2006:

	Payments Due by Fiscal Period

	Total	2007	2008	2009	2010	2011	Thereafter

	(In millions)
Line of Credit	$5.2	$5.2	—	—	—	—	—
Operating Leases(1)	8.1	3.1	2.7	1.1	1.0	0.3	—

	$13.4	$8.3	$2.7	$1.1	$1.0	$0.3	—

(1)	Represents lease obligations, net of anticipated sublease cash receipts.
      We enter into agreements in the ordinary course of business with customers, OEM’s, system distributors and integrators. Certain of these agreements require us to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions of the Company, its employees, agents or representatives. In addition, from time to time the Company may have made certain guarantees regarding the performance of our systems to our customers.
INFLATION AND FOREIGN CURRENCY EXCHANGE
      We recorded a $0.7 million foreign exchange loss during fiscal year 2006, which resulted primarily from the strengthening U.S. dollar against the Euro and the British Pound Sterling during the first quarter of fiscal 2006. In fiscal 2006, approximately 40% of total revenue was generated outside the United States, particularly in Germany, France and the United Kingdom. Sales denominated in currencies other than the U.S. dollar expose us to market risk from unfavorable movements in foreign exchange rates between the U.S. dollar and the foreign currency, particularly the British Pound Sterling and the Euro. Also, our European subsidiaries pay EMC in U.S. dollars. This exposes us to currency movements while these payables are outstanding. In fiscal year 2006, we did not enter into forward exchange contracts to sell foreign currency to fix the U.S. dollar amount we will receive on sales denominated in that currency.
      The Company has assets and liabilities outside the United States that are subject to fluctuations in foreign currency exchange rates. Assets and liabilities outside the United States are primarily located in Germany, France and the United Kingdom. The Company’s investments in foreign subsidiaries with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, the Company does not hedge these net investments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
      Our European operations transact in foreign currencies, which exposes us to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound Sterling and the Euro. We have used and may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks. In order to conserve cash, we decided to end our hedging program as of the end of May 2003. As of April 1, 2006, we had no outstanding forward contracts. Should we decide to use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks, there can be no assurance that such actions will successfully reduce our exposure to financial market risks.
      Our exposure to short-term interest rate fluctuations is limited to our short-term borrowings under our line of credit. As of April 1, 2006, the balance on our line of credit was $5.2 million. Therefore, a 1% increase in interest rates would increase annual interest expense by $0.05 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The information required by this Item is incorporated herein by reference to the Consolidated Financial Statements and supplementary data listed in Item 15(a)(1) and 15(a)(2) of Part IV of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective to ensure that we are able to accumulate and communicate to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, information that we are required to disclose in the reports that we file with the Securities Exchange Commission , and to record, process, summarize and report that information within the required time periods.
Changes in Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      In the second quarter of fiscal year 2005, we began implementation of our project to document and test our internal control procedures in order to satisfy the requirements of section 404 of the Sarbanes-Oxley Act. We have engaged a third party consulting firm to assist us in this effort. We are currently in the documentation phase of the project. If our public float at the end of our second quarter of fiscal 2007 is less than $75 million, we may not need to comply with section 404 until the end of fiscal 2008. However, if our public float at the end of our second quarter of fiscal 2007 is greater than $75 million, we may be required to comply with section 404 by the end of fiscal 2007. Management has not identified any deficiencies in internal control that would constitute a material weakness. There have not been significant changes in our internal control over financial reporting as a result of our documentation efforts. However, as we move into the remediation phase of the project we expect that there will be changes to our internal control structure in order to comply with section 404.
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

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required hereunder is incorporated by reference from the information contained in the sections entitled “Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in MTI’s definitive Proxy Statement for its 2006 Annual Meeting of the Stockholders to be filed with the Securities and Exchange Commission.
      We have a code of ethics that applies to all of our employees. This code, which is available on our website at www.mti.com, satisfies the requirements set forth in Item 406 of Regulation S-K and applies to all relevant persons set forth therein.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required hereunder is incorporated by reference from the information contained in the sections entitled “Compensation of Directors and Executive Officers and Other Information,” in MTI’s definitive Proxy Statement for its 2006 Annual Meeting of the Stockholders to be filed with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required hereunder is incorporated by reference from the information contained in the section entitled “Voting Securities and Principal Holders Thereof” in MTI’s definitive Proxy Statement for its 2006 Annual Meeting of the Stockholders to be filed with the Securities and Exchange Commission.
SECURITIES AUTHORIZED FOR ISSUANCE
      The following table sets forth certain information as of April 1, 2006, with respect to equity compensation plans under which our equity securities are authorized for issuance:

Number of Securities
	Number of Securities		Weighted-Average	Remaining Available
	to be Issued Upon		Exercise Price of	for Future Issuance
	the Exercise of		Outstanding	under Equity
	Outstanding Options,		Options,	Compensation Plans
	Warrants and		Warrants and	(Excluding
	Rights(1)		Rights(1)	Securities Reflected
Plan Category	(#)		($)	in Column (a))

	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders:
2001 Stock Option Plan which includes the 2001 Director Plan	6,790,013	(2)	$1.78	2,497,075	(3)
All other terminated stock plans	2,818,897		$8.28	—
Warrants:
Ralph Yarro	150,000		$18.75	—
Equity Compensation Plans Not Approved by Security Holders:
None	—		—	—

Total:	9,758,910			2,497,075

(1)	The 2001 Non-Employee Director Option Program functions as part of the 2001 Stock Incentive Plan.

(2)	6,265,013 shares and 525,000 shares related to the 2001 Stock Incentive Plan (the “SIP”) and the 2001 Non-Employee Director Option Program (the “Program”), respectively.

(3)	The maximum aggregate number of shares allocated for the SIP increases by 3% annually, subject to terms and conditions of the SIP. 2,415,431 and 81,644 shares related to the SIP and the Program.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required hereunder is incorporated by reference from the information contained in the section entitled “Certain Transactions and Related Transactions” in MTI’s definitive Proxy Statement for its 2006 Annual Meeting of the Stockholders to be filed with the Securities and Exchange Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required hereunder is incorporated by reference from the information contained in the section entitled “Ratification of the Appointment by the Audit Committee of Independent Auditors” in MTI’s definitive Proxy Statement for its 2006 Annual Meeting of the Stockholders to be filed with the Securities and Exchange Commission.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      The following Consolidated Financial Statements of MTI and the Reports of Independent Registered Public Accounting Firms are attached hereto beginning on pages 43 and 41, respectively.
      (a)(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm — Grant Thornton LLP

Independent Auditors’ Report — BDO Simpson Xavier

Consolidated Balance Sheets as of April 1, 2006 and April 2, 2005

Consolidated Statements of Operations for the fiscal years ended 2006, 2005, and 2004

Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the fiscal years ended 2006, 2005 and 2004

Notes to Consolidated Financial Statements
      (2) The following financial statement schedule for fiscal years 2006, 2005, and 2004 is submitted herewith:

Schedule II — Valuation and Qualifying Accounts (See page 70)

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
      (3) Exhibits

An exhibit index has been filed as part of this report and is incorporated herein by this reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of June 2006.

MTI TECHNOLOGY CORPORATION

By:	/s/ THOMAS P. RAIMONDI, JR.

Thomas P. Raimondi, Jr.
Chairman, President and Chief Executive Officer
POWER OF ATTORNEY
      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below, constitutes and appoints Thomas P. Raimondi, Jr. and Scott Poteracki jointly and severally, attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, and his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS P. RAIMONDI, JR. (Thomas P. Raimondi, Jr.)	Chairman, President and Chief Executive Officer (Principal Executive Officer)	June 29, 2006

/s/ SCOTT POTERACKI (Scott Poteracki)	Chief Financial Officer and Secretary (Principal Financial Officer)	June 29, 2006

/s/ TODD WILLIAMS (Todd Williams)	Vice President and Corporate Controller (Principal Accounting Officer)	June 29, 2006

/s/ LAWRENCE P. BEGLEY (Lawrence P. Begley)	Director	June 29, 2006

/s/ FRANZ L. CRISTIANI (Franz L. Cristiani)	Director	June 29, 2006

/s/ WILLIAM MUSTARD (William Mustard)	Director	June 29, 2006

/s/ MICHAEL PEHL (Michael Pehl)	Director	June 29, 2006

Signature	Title	Date

/s/ JOHN REPP (John Repp)	Director	June 29, 2006

/s/ KENT D. SMITH (Kent D. Smith)	Director	June 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
MTI Technology Corporation
      We have audited the accompanying consolidated balance sheets of MTI Technology Corporation and subsidiaries as of April 1, 2006 and April 2, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three fiscal years in the period ended April 1, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. For the year ended April 3, 2004, we did not audit the financial statements of MTI France SA, a consolidated subsidiary, which statements reflect total revenue constituting 16%,in 2004, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the 2004 amounts included for MTI France SA, is based solely on the report of the other auditors.
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
      In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of MTI Technology Corporation and subsidiaries as of April 1, 2006 and April 2, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three year period ended April 1, 2006, in conformity with accounting principles generally accepted in the United States of America.
      Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II — Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton LLP
Irvine, California
June 27, 2006

INDEPENDENT AUDITORS’ REPORT
To the Board of Directors and Shareholders
MTI France SA:
      We have audited the statements of operations, stockholder’s equity and cash flows of MTI France SA as of April 3, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
      In our opinion, such financial statements present fairly, in all material respects, the results of its operations and cash flows for the year ended April 3, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Simpson Xavier
Dublin, Ireland
June 4, 2004

MTI TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 1,	April 2,
	2006	2005

	(In thousands except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,660	$12,191
Accounts receivable, less allowance for doubtful accounts and sales returns of $514 and $451 in 2006 and 2005, respectively	37,803	33,866
Inventories, net	10,466	3,723
Prepaid expenses and other receivables	8,712	6,971

Total current assets	78,641	56,751
Property, plant and equipment, net	555	708
Goodwill, net	5,184	5,184
Other assets	242	223

Total assets	$84,622	$62,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$5,167	$3,667
Current portion of capital lease obligations	—	78
Accounts payable	36,952	24,474
Accrued liabilities	10,315	9,489
Accrued restructuring charges	847	2,767
Deferred revenue, current	11,820	14,020

Total current liabilities	65,101	54,495
Deferred revenue, noncurrent	4,305	3,695

Total liabilities	69,406	58,190

Series A redeemable convertible preferred stock, 567 shares issued and outstanding at April 1, 2006 and April 2, 2005 net of discount of $6,584 and $7,955 at April 1, 2006 and April 2, 2005, respectively	8,416	7,045
Series B redeemable convertible preferred stock, 1,582 shares issued and outstanding April 1, 2006, net of discount of $9,570	10,430	—
Stockholders’ deficit:
Preferred stock, $.001 par value; 5,000 shares authorized; issued and outstanding 2,149 and 567 shares at April 1, 2006 and April 2, 2005, respectively, included in redeemable convertible preferred stock	—	—
Common stock, $.001 par value; 80,000 shares authorized; issued and outstanding 36,024 and 35,159 shares at April 1, 2006 and April 2, 2005, respectively	36	35
Additional paid-in capital	155,365	145,345
Deferred Compensation	(326)	(605)
Accumulated deficit	(155,779)	(143,768)
Accumulated other comprehensive loss	(2,926)	(3,376)

Total stockholders’ deficit	(3,630)	(2,369)

	$84,622	$62,866

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED APRIL 1, 2006, APRIL 2, 2005 AND APRIL 3, 2004

	2006	2005	2004

	(In thousands, except per share data)
Net product revenue	$116,326	$93,703	$46,442
Service revenue	38,717	38,910	36,723

Total revenue	155,043	132,613	83,165

Product cost of revenue	94,468	73,898	34,969
Service cost of revenue	29,620	33,196	26,390

Total cost of revenue	124,088	107,094	61,359

Gross profit	30,955	25,519	21,806

Operating expenses:
Selling, general and administrative	37,091	39,078	28,935
Research and development	—	—	776
Restructuring charges	1,091	2,024	(211)

Total operating expenses	38,182	41,102	29,500

Operating loss	(7,227)	(15,583)	(7,694)
Interest and other income (expense), net	(104)	(500)	631
Gain (loss) on foreign currency transactions	(720)	318	29

Loss before income tax expense (benefit)	(8,051)	(15,765)	(7,034)
Income tax expense (benefit)	51	22	(3,168)

Net loss	(8,102)	(15,787)	(3,866)
Amortization of preferred stock discount	(1,970)	(880)	—
Dividend on preferred stock	(1,939)	(953)	—

Net loss applicable to common shareholders	$(12,011)	$(17,620)	$(3,866)

Net loss per share applicable to common shareholders:
Basic and diluted	$(0.34)	$(0.51)	$(0.12)

Weighted average shares used in per share computations:
Basic and diluted	35,541	34,746	33,482

See accompanying notes to consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FISCAL YEARS ENDED APRIL 1, 2006, APRIL 2, 2005 AND APRIL 3, 2004

						Accumulated	Total	Total
	Common Stock		Additional			Other	Stockholders’	Comprehensive
			Paid-In	Deferred	Accumulated	Comprehensive	Equity	Income
	Shares	Amount	Capital	Compensation	Deficit	Loss	(Deficit)	(Loss)

	(In thousands)
Balance at April 5, 2003	32,969	$33	$134,931	—	$(122,282)	$(3,708)	$8,974
Net loss	—	—	—	—	(3,866)	—	(3,866)	$(3,866)
Foreign currency translation adjustments	—	—	—	—	—	648	648	648

Comprehensive loss for the year ended April 3, 2004								(3,218)

Shares issued under Employee Stock Purchase Plan	133	—	76	—	—	—	76
Exercise of stock options	1,331	1	1,269	—	—	—	1,270
Issuance of restricted stock	—	—	271	(271)	—	—	—
Deferred compensation	—	—	—	40	—	—	40
Warrant conversion	40	—	—	—	—	—	—

Balance at April 3, 2004	34,473	34	136,547	(231)	(126,148)	(3,060)	7,142
Net loss	—	—	—	—	(15,787)	—	(15,787)	(15,787)
Foreign currency translation adjustments	—	—	—	—	—	(316)	(316)	(316)

Comprehensive loss for the year ended April 2, 2005								(16,103)

Shares issued under Employee Stock Purchase Plan	104	—	161	—	—	—	161
Exercise of stock options	582	1	698	—	—	—	699
Issuance of restricted stock	—	—	540	(540)	—	—	—
Deferred compensation	—	—	—	166	—	—	166
Discount related to Series A preferred stock	—	—	8,835	—	—	—	8,835
Issuance fees related to preferred stock	—	—	(1,436)	—	—	—	(1,436)
Dividend on preferred stock	—	—	—	—	(953)	—	(953)
Amortization of preferred stock discount	—	—	—	—	(880)	—	(880)

Balance at April 2, 2005	35,159	35	145,345	(605)	(143,768)	(3,376)	(2,369)
Net loss	—	—	—	—	(8,102)	—	(8,102)	(8,102)
Foreign currency translation adjustments	—	—	—	—	—	450	450	450

Comprehensive loss for the year ended April 1, 2006								$(7,652)

Shares issued under Employee Stock Purchase Plan	140	—	193	—	—	—	193
Exercise of stock options	610	1	560	—	—	—	561
Deferred compensation	115	—	(42)	279	—	—	237
Discount related to Series B preferred stock	—	—	10,169	—	—	—	10,169
Issuance fees related to preferred stock	—	—	(860)	—	—	—	(860)
Dividend on preferred stock	—	—	—	—	(1,939)	—	(1,939)
Amortization of preferred stock discount	—	—	—	—	(1,970)	—	(1,970)

Balance at April 1, 2006	36,024	$36	$155,365	$(326)	$(155,779)	$(2,926)	$(3,630)

See accompanying notes to consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED APRIL 1, 2006, APRIL 2, 2005 AND APRIL 3, 2004

	2006	2005	2004

	(In thousands)
Cash flows from operating activities:
Net loss	$(8,102)	$(15,787)	$(3,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	487	1,282	1,419
Provision for losses on accounts receivable, net	197	14	25
Provision for inventory obsolescence	589	2,681	1,469
Loss on disposal of fixed assets	—	96	210
Restructuring charges	1,091	2,024	(211)
Non-cash compensation from issuance of restricted stock	237	166	40
Changes in assets and liabilities:
Accounts receivable	(3,886)	(11,323)	(8,540)
Inventories	(7,301)	(233)	625
Prepaid expenses, other receivables and other assets	(1,654)	1,213	(4,087)
Accounts payable	12,648	10,706	5,052
Deferred revenue	(1,592)	1,387	(887)
Accrued and other liabilities	(3,887)	3,422	(2,202)

Net cash used in operating activities	(11,173)	(4,352)	(10,953)

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(360)	(661)	(157)
Proceeds from the sale of property, plant and equipment	—	—	50

Net cash used in investing activities	(360)	(661)	(107)

Cash flows from financing activities:
Net borrowings (payments) on line of credit	1,500	(266)	2,193
Proceeds from exercise of stock options	753	860	1,346
Proceeds from issuance of preferred stock, net	19,140	13,564	—
Payment of capital lease obligations	(78)	(193)	(176)

Net cash provided by financing activities	21,315	13,965	3,363

Effect of exchange rate changes on cash	(313)	222	881

Net increase (decrease) in cash and cash equivalents	9,469	9,174	(6,816)
Cash and cash equivalents at beginning of year	12,191	3,017	9,833

Cash and cash equivalents at end of year	$21,660	$12,191	$3,017

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$285	$432	$241
Income taxes	64	7	166
Non-cash investing and financing activities:
Accrued dividends on preferred stock	$1,939	$953	—
See accompanying notes to consolidated financial statements.

MTI TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company
      MTI Technology Corporation (MTI or the “Company”) is a multinational total information storage infrastructure solutions provider that offers a wide range of storage systems, software, services and solutions that are designed to help organizations get more value from their information and maximize their information technology (IT) assets. In March 2003, MTI became a reseller and service provider of EMC Automated Networked Storagetm systems and software pursuant to a reseller agreement with EMC Corporation, a world leader in information storage systems software, networks and services. Although it focuses primarily on EMC products, the Company also supports and services customers that continue to use MTI-branded RAID controller technology and partnered independent storage technology. The terms of the EMC reseller agreement do not allow the Company to sell data storage hardware that competes with EMC products. As an EMC reseller, MTI combines its core services capabilities, including storage networking assessment, installation, resource management and enhanced data protection, with the complete line of EMC Automated Networked Storage systems and software, focusing on the CLARiiON® family of systems. MTI designs and implements solutions that incorporate a broad array of third party products to meet customer requirements in the areas of storage area networks, network attached storage, high-availability systems for enhanced business continuance, data protection systems incorporating enhanced backup and recovery, Information Lifecycle Management, archiving and tape automation. The Company also enhances the value of its storage solutions through its 24 hour, seven days per week support and service infrastructure, which includes an international network of on-site field engineers, a storage solution laboratory, and global technical support centers. The sale of EMC products accounted for 81% of product revenue for both 2006 and 2005 fiscal years and 56% of product revenue in fiscal year 2004.

Basis of Financial Statement Presentation
      The accompanying consolidated financial statements include the accounts of MTI Technology Corporation and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to the fiscal year 2004 and 2005 financial statements to conform to the fiscal year 2006 presentation.
      References to dollar amounts in this financial statement section are in thousands, except per share data, unless otherwise specified.

Fiscal Year
      The Company’s year-end is the first Saturday following March 31. Fiscal years 2006, 2005, and 2004 ended on April 1, April 2, and April 3, respectively, and consisted of 52 weeks.

Use of Estimates
      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and as such, include amounts based upon informed estimates and judgments of management. Actual results could differ from these estimates. Significant estimates include fair value of contract elements, valuation of goodwill, inventory reserves, allowance for doubtful accounts and sales returns, warranty reserve and deferred tax assets.

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
      Generally, product sales are not contingent upon customer testing, approval and/or acceptance. However, if sales require customer acceptance, revenue is recognized upon customer acceptance. Product sales with post-delivery obligations generally relate to professional services, including installation services or other projects. Professional services revenue is not recognized until the services have been performed, while product revenue is recognized at time of shipment as the services do not affect the functionality of the delivered items. In sales transactions directly to an end user, generally there are no acceptance clauses. However, the Company also sells to leasing companies who in turn lease the product to their lessee, the end user. For this type of sale, generally there are lessee acceptance criteria in the purchase order or contract. For these transactions, revenue is deferred until written acceptance is received from the lessee. Credit terms to customers typically range from net 30 to net 60 days after shipment.
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

Software revenue
      The Company sells various software products ranging from software that is embedded in the hardware to add-on software that can be sold on a stand-alone basis. Software that is embedded in the hardware consists of tools that provide a user-interface and assist the customer in the configuration of storage disks as well as provide performance monitoring and troubleshooting features. This software cannot be sold on a stand-alone basis and is not a significant part of sales or marketing efforts. This embedded software is considered incidental to the hardware and is not recognized as a separate unit of accounting apart from the hardware. If a maintenance contract is sold related to this software, it is accounted for in accordance with EITF 00-21, whereby the total arrangement revenue is first allocated to the maintenance contract based on fair value and the remaining arrangement revenue is allocated to the hardware elements in the transaction. Revenue from maintenance contracts is recognized ratably over the term of the contract.

      The Company also sells application software that is sold as add-on software to existing hardware configurations. This software is generally loaded onto a customers’ host CPU and provides additional functionality to the storage environment, such as assisting in data back-up, data migration and mirroring data to remote locations. Based on the factors described in footnote two of AICPA Statement of Position (SOP) 97-2 “Software Revenue Recognition,” the Company considers this type of software to be more-than-incidental to hardware components in an arrangement. This assessment is based on the fact that the software can be sold on a stand-alone basis and that maintenance contracts are generally sold with the software. Software products that are considered more-than-incidental are treated as a separate unit of accounting apart from the hardware and the related software product revenue is recognized upon delivery to the customer. The Company accounts for software that is more-than-incidental in accordance with SOP 97-2, as amended by SOP 98-9, whereby the total arrangement revenue is first allocated to the software maintenance contract based on vendor specific objective evidence (VSOE) of fair value and is recognized ratably over the term of the contract. VSOE is established based on stand-alone renewal rates. The remaining revenue from the sale of software products is recognized at the time the software is delivered to the customer, provided all the revenue recognition criteria noted above have been met, except collectability must be deemed probable under SOP 97-2 versus reasonably assured under SAB 104.
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

Multiple element arrangements
      The Company considers sales contracts that include a combination of systems, software or services to be multiple element arrangements. Revenue related to multiple element arrangements is separated in accordance with EITF 00-21 and SOP 97-2. If an arrangement includes undelivered elements, the residual method is used, whereby the fair value of the undelivered elements is deferred and the residual revenue is allocated to the delivered elements. Discounts are allocated only to the delivered elements. Fair value is determined by examining renewed service contracts and based upon the price charged when the element is sold separately or, for transactions accounted for under EITF 00-21, prices provided by vendors if sufficient stand-alone sales information is not available. Undelivered elements typically include installation, training, warranty, maintenance and professional services.

Other
      Certain sales transactions are initiated by EMC and jointly negotiated and closed by EMC and MTI’s sales force. The Company recognizes revenue related to these transactions on a gross basis, in accordance with EITF 99-19, because it bears the risk of returns and collectability of the full accounts receivable. Product revenue for the delivered items is recorded at residual value upon pickup by a common carrier for Free Carrier (FCA) origin shipments. For FCA destination shipments, product revenue is recorded upon delivery to the customer. If the Company subcontracts the undelivered items such as maintenance and professional services to EMC or other third parties, it records the costs of those items as deferred costs and amortizes the costs using the straight-line method over the life of the contract. The Company defers the revenue for the undelivered items at fair value based upon list prices with EMC according to EITF 00-21. At times, MTI’s customers prefer to enter into service agreements directly with EMC. In such instances, the Company may assign the obligation to perform services to EMC, or other third parties, and therefore does not record revenue nor defer any costs related to the services.
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

Cash and Cash Equivalents
      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at April 1, 2006 and April 2, 2005.

Inventories
      Inventories are stated at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and future sales forecasts. The Company uses rolling forecasts based upon anticipated product orders to determine its component and product inventory requirements. As a reseller, the Company primarily procures inventory upon receipt of purchase orders from customers; as such, management believes the risk of production inventory obsolescence is low. At times, in order to take advantage of favorable pricing, the Company may procure inventory in advance of receiving customer orders. The Company’s spare parts inventory reserve is determined based on the estimated carrying value of the spare parts used in supporting products under maintenance contracts and warranty.

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
      The following table shows pro forma net loss as if the fair value method of Statement 123 had been used to account for stock-based compensation expense:

	2006	2005	2004

Net loss applicable to common shareholders, as reported	$(12,011)	$(17,620)	$(3,866)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	237	166	40
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,512)	(2,945)	(5,571)

Pro forma net loss applicable to common shareholders	$(14,286)	$(20,399)	$(9,397)

Net loss per share:
Basic and diluted, as reported	$(0.34)	$(0.51)	$(0.12)

Basic and diluted, pro forma	$(0.40)	$(0.59)	$(0.28)

      The fair value of the options granted has been estimated at the date of grant using the Black-Scholes option-pricing model. The following represents the weighted-average fair value of options granted and the assumptions used for the calculations:

	2006	2005	2004

Weighted-average fair value of options granted	$1.11	$1.54	$1.49
Expected volatility	0.8	0.7	0.9
Risk-free interest rate	4.22%	3.86%	3.15%
Expected life (years)	5.0	5.0	5.0
Dividend yield	—	—	—

      The Black-Scholes option valuation model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.
      In December 2004, the FASB issued Statement 123R, “Share-Based Payment.” Statement 123R is a revision of Statement 123 and supersedes APB 25. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the service period, generally the vesting period. The Company is required to adopt Statement 123R in the first quarter of fiscal year 2007. Management has not yet finalized its adoption of Statement 123R and therefore the impact on the consolidated financial statements has yet to be determined. The future results will be impacted by the number and value of additional stock option grants as well as the value of existing unvested stock options.

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

Intangible assets and goodwill
      The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. This impairment test is performed in the fourth quarter of the Company’s fiscal year in accordance with Statement 142, “Goodwill and Other Intangible Assets.” Factors the Company considers important which could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. The Company completed its annual assessment for goodwill impairment in the fourth quarter of fiscal year 2006. Based upon factors such as the market valuation approach, comparison between the reporting units’ estimated fair value using discounted cash flow projections over the next three years, and carrying value, the Company concluded that there was no impairment of goodwill as of April 1, 2006.

Foreign currency
      The Company follows the principles of Statement 52, “Foreign Currency Translation,” using the local currencies as the functional currencies of its foreign subsidiaries. Accordingly, all assets and liabilities outside the U.S. are translated into dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted-average exchange rates prevailing during the period. Net foreign-currency translation adjustments accumulate as other accumulated comprehensive loss in stockholders’ equity. A net foreign currency transaction exchange gain (loss) of $(720), $318, and $29 was recognized in the statement of operations in fiscal years 2006, 2005 and 2004, respectively.

Concentration of credit risk and dependence upon suppliers
      Credit is extended to all customers based on financial condition and, generally, collateral is not required. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers comprising the Company’s customer base and dispersion across many different industries and geographies. As of April 1, 2006, no single customer represented 10% or more of accounts receivable. No single customer represented 10% or more of total revenue for fiscal years 2006, 2005 and 2004.

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

Fair value of financial instruments
      Statement 107, “Disclosure about Fair Value of Financial Instruments,” requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. Statement 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of April 1, 2006, the fair value of all financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and line of credit approximate carrying value due to their short-term nature and variable market interest rates.

Recently Issued Accounting Standards
      In March 2005, the Securities Exchange Commission issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the Securities Exchange Commission’s view on the interaction between Statements 123R and certain Securities Exchange Commission rules and regulations. Specifically, SAB 107 provides guidance on share-based payment transactions with non-employees, valuation methods, accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of Statement 123R. Management does not believe that the adoption of SAB 107 will have a material impact on the Company’s implementation of Statement 123R.
      In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion (“APB”) No. 20 “Accounting Changes” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements — an Amendment of APB Opinion No. 28” and changes the requirements for the accounting for, and reporting of, a change in accounting principle. Statement 154 requires retrospective application to prior period financial statements (to the extent practicable) of changes in accounting principle instead of recognition of the cumulative effect of the change in net income in the period of the change as required by APB No. 20. Statement 154 also requires that a change in depreciation or amortization be accounted for as a change in accounting estimate affected by a change in accounting principle. Statement 154 is effective for accounting changes made by MTI after April 2, 2006. Management does not believe that adoption of Statement 154 will have a material impact on the Company’s consolidated results of operations and financial position.

(2)	RESTRUCTURING
      The Company implemented restructuring programs to reduce its cost structure as a result of a shift in focus from developing technology to becoming a product integrator and reseller as well as to simplify the European operating structure. The Company recorded a net restructuring charge (benefit) of $1,091, $2,024 and $(211) in fiscal years 2006, 2005 and 2004, respectively. The activity for each restructuring plan is described below:

2005 Restructuring Program
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
      The activity for the 2005 restructuring plan for the years ended April 1, 2006 and April 2, 2005 is presented below:

Fiscal 2006

		Additional
	Beginning	Charges During	Utilization	Ending
Category	Balance	2006	During 2006	Balance

Facilities actions	$930	$—	$(327)	$603
Workforce reduction	941	941	(1,853)	29

Total	$1,871	$941	$(2,180)	$632

Fiscal 2005

		Additional
	Initial	Charges During	Utilization	Ending
Category	Provision	2005	During 2005	Balance

Facilities actions	$1,011	$—	$(81)	$930
Workforce reduction	1,161	—	(220)	941

Total	$2,172	$—	$(301)	$1,871

      The additional restructuring charge of $941 in 2006 was primarily related to severance costs for employees not notified of termination as of April 1, 2005 as well as additional costs related to the liquidation of the Irish subsidiary.
      The 2005 facilities charge of $1,011 was due to the closure of the Dublin, Ireland facility. As of April 2, 2005, the Company had secured a sub-lease tenant and this charge is net of estimated sub-lese rental payments. The Company is liable on the lease of the Ireland facility through April 2, 2008. The 2005 workforce reduction charge of $1,161 was related to the termination of certain positions within the Europe, and domestic operations.

2002 Restructuring Program
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

      The activity for the 2002 restructuring plan for the years ended April 1, 2006, April 2, 2005, and April 3, 2004 is presented below:

Fiscal 2006

		Additional
	Beginning	Charges During	Utilization	Ending
Category	Balance	2006	During 2006	Balance

Facilities actions	$896	$150	$(831)	$215
Workforce reduction	—	—	—	—

Total	$896	$150	$(831)	$215

Fiscal 2005

		Additional
	Beginning	Charges During	Utilization	Ending
Category	Balance	2005	During 2005	Balance

Facilities actions	$1,830	$(148)	$(786)	$896
Workforce reduction	—	—	—	—

Total	$1,830	$(148)	$(786)	$896

Fiscal 2004

		Additional
	Beginning	Charges During	Utilization	Ending
Category	Balance	2004	During 2004	Balance

Facilities actions	$2,931	$(211)	$(890)	$1,830
Workforce reduction	—	—	—	—

Total	$2,931	$(211)	$(890)	$1,830

      The 2006 facilities charge of $150 was due to lower than expected sublease income related to our former research and development facility in Sunnyvale, CA. The remaining accrual at April 1, 2006 is related to remaining lease payments at abandoned or under-utilized office facilities. The Company remains liable on the leases related to the 2002 restructuring plan through 2012.
      The $(148) benefit in 2005 was due to the closure of the Ireland facility for which the Company had previously established a reserve for the un-occupied portion of the facility. The $(211) benefit in 2004 was due to higher than anticipated lease payments from sub-leases in the Company’s Westmont, Illinois facility.

(3)	INVENTORIES
      Inventories consist of the following:

	April 1,	April 2,
	2006	2005

Finished goods	$9,611	$2,846
Service spares and components	854	877

	$10,466	$3,723

      The Company recorded an inventory provision of $589, $2,681 and $1,200 during the fiscal years ended April 1, 2006, April 2, 2005, and April 3, 2004, primarily related to spare parts inventory. The spare parts inventory was written down due to the continued decline in our legacy product installed base, and related maintenance renewals, which led to a revised estimate of the carrying value of certain spare parts. As maintenance contracts expire and are not renewed, the amount of spare parts inventory needed to support the legacy installed base decreases. In fiscal 2004, the Company also recorded a $269 inventory provision related to finished goods inventory due to technological obsolescence of certain legacy products. The majority of the inventory that was written-down was either scrapped or sold to scrap dealers.

(4)	COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
      Prepaid expenses and other receivables are summarized as follows:

	April 1,	April 2,
	2006	2005

Prepaid maintenance contracts	$6,312	$5,252
Other	2,400	1,719

	$8,712	$6,971

      Property, plant and equipment, at cost, are summarized as follows:

	April 1,	April 2,
	2006	2005

Office furniture and fixtures	$10,977	$10,951
Machinery and equipment	8,580	8,706
Leasehold improvements	2,098	2,160

	21,656	21,817
Less accumulated depreciation and amortization	(21,101)	(21,109)

	$555	$708

      Property under capitalized leases in the amount of $846 at April 2, 2005, is included in office furniture and fixtures. Accumulated amortization amounted to and $768 at April 2, 2005. The capital lease expired in fiscal year 2006.
      Accrued liabilities are summarized as follows:

	April 1,	April 2,
	2006	2005

Salaries and benefits	$2,661	$3,273
Sales tax	2,236	2,602
Preferred stock dividends	2,892	953
Customer deposits	519	990
Commissions	684	694
Warranty costs	662	598
Other	661	379

	$10,315	$9,489

Product warranties
      Generally, the Company sells EMC hardware products with a two or three year warranty. For legacy hardware products, the Company provided its customers with a warranty against defects for one year domestically and for two years internationally. The Company maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. Upon expiration of the warranty, the Company may sell extended maintenance contracts to its customers. The Company records revenue from equipment maintenance contracts as deferred revenue when billed and it recognizes this revenue as earned over the period in which the services are provided, primarily straight-line over the term of the contract.

      The changes in the Company’s warranty obligation for fiscal 2006 and 2005 are as follows:

	April 1,	April 2,
	2006	2005

Balance at the beginning of the period	$598	$603
Current year warranty charges	833	650
Utilization	(769)	(655)

Balance at the end of the period	$662	$598

(5)	DEBT

Credit Agreement and Lines of Credit
      In November 2002, the company entered into an agreement with Comerica Bank for a line of credit of $7,000 million at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by The Canopy Group, Inc. (“Canopy”). The line of credit with Comerica was set to expire on May 31, 2006 and the letter of credit from Canopy was to expire on June 30, 2006. See Note 13 for renewal status. Until December 30, 2004, as discussed below, the Canopy letter of credit was secured by substantially all the assets of the Company. As of April 1, 2006 there was $5,167 and $390 in borrowings and letters of credit outstanding, respectively, under the Comerica agreement and $1,443 was available for borrowing.
      On December 30, 2004, the Company entered into a security agreement with EMC whereby the Company granted EMC a security interest in certain of its assets to secure the Company’s obligations to EMC under its existing supply agreements. The assets pledged as collateral consisted primarily of the Company’s accounts receivable generated from the sale of EMC products and services, related inventory and the proceeds of such accounts receivable and inventory. In exchange for this security interest, EMC increased the Company’s purchasing credit limit to $20,000. The Company’s payment terms to EMC remained at net 45 days from shipment. Subsequent to year-end, EMC terminated this security agreement. See Note 13.
      The Company had previously granted a security interest in all of its personal property assets to Canopy as security for the Company’s obligations to Canopy in connection with Canopy’s guaranty of the Company’s indebtedness to Comerica Bank. To enable the Company to pledge the collateral described above to EMC, Canopy delivered to the Company a waiver and consent releasing Canopy’s security interest in the collateral to be pledged to EMC and consenting to the transaction. As part of the waiver and consent, the Company agreed not to increase its indebtedness to Comerica Bank above its then-current outstanding balance of $5,500, and to make a principal repayment to Comerica equal to $1,833 on each of February 15, 2005, May 15, 2005 and August 15, 2005 in order to eliminate the Company’s outstanding indebtedness to Comerica. The Company made the first payment but did not make the May 15, 2005 or august 15, 2005 payments. Subsequent to year-end, Canopy amended its waiver and consent which terminated the requirement to pay-down the outstanding indebtedness to Comerica. See Note 13.
      The Comerica loan agreement contains negative covenants placing restrictions both on our ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. The Company believes it is currently in compliance with all of the terms of the Comerica loan agreement. Upon an event of default, Comerica may, in its sole discretion and without notice or opportunity to cure, terminate the Comerica loan agreement and declare all amounts outstanding immediately due and payable.

(6)	INCOME TAXES
      The components of loss before income taxes are as follows:

	Fiscal Year Ended

	April 1,	April 2,	April 3,
	2006	2005	2004

U.S.	$(5,737)	$(8,948)	$(5,554)
Foreign	(2,314)	(6,817)	(1,480)

	$(8,051)	$(15,765)	$(7,034)

      Income tax expense (benefit) consists of the following:

	Current	Deferred	Total

2006:
Federal	$—	$—	$—
State	39	—	39
Foreign	12	—	12

	$51	$—	$51

2005:
Federal	$—	$—	$—
State	3	—	3
Foreign	19	—	19

	$22	$—	$22

2004:
Federal	$(3,127)	$—	$(3,127)
State	6	—	6
Foreign	(47)	—	(47)

	$(3,168)	$—	$(3,168)

      Reconciliations of the federal statutory tax rate to the effective tax rate are as follows:

	Fiscal Year Ended

	April 1,	April 2,	April 3,
	2006	2005	2004

Federal statutory rate	(34.0)%	(34.0)%	(35.0)%
Effect of foreign operations	2.6	0.1	(0.6)
State taxes, net of federal benefit	(3.4)	(3.3)	(5.8)
Change in valuation allowance	(10.6)	30.4	37.9
Elimination of reserve for tax audit	—	—	(20.8)
Tax benefit from NOL carry-back	—	—	(23.7)
Non-deductible expenses	2.2	0.7	2.9
Change to beginning deferred tax assets	33.4	3.5	—
Expiration of NOL	24.4	—	—
Change in effective state tax rate in valuing deferred tax assets	(11.9)	—	—
Other	(2.1)	2.7	0.1

	0.6%	0.1%	(45.0)%

      Deferred-tax assets and liabilities result from differences between the financial-statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of the deferred income tax assets and liabilities are as follows:

	2006	2005	2004

Tax operating loss carryforwards	$51,523	$49,951	$43,588
Intangible assets	1,912	2,304	2,707
Accrued expenses	415	2,389	2,174
Inventory reserves	161	378	1,398
Depreciation	268	643	1,306
Deferred income	612	559	403
Other	4,109	3,617	3,466

	59,000	59,839	55,042
Less valuation allowance	59,000	59,839	55,042

	$—	$—	$—

      At April 1, 2006, the Company had federal, state and foreign net operating loss (“NOL”) carryforwards, available to offset future taxable income of $116,448, $82,570 and $28,443, respectively. The federal, state and foreign carryforwards begin to expire in fiscal year 2007. The utilization of these carryforwards may be limited based upon changes in the Company’s ownership. Approximately $5,635 of federal carryforwards expired unused in 2006.
      At April 1, 2006, the Company had federal and state general business credits and alternative minimum tax credit carryforwards of $1,204 and $119, respectively. The general business credits begin to expire in varying years and the alternative minimum tax credits have an indefinite life.
      The change in the valuation allowance from fiscal year 2005 to fiscal year 2006 was $839 and the change in the valuation allowance from fiscal year 2004 to fiscal year 2005 was $4,797. Management believes that it is more likely than not that the Company will not realize the benefits of the net deferred tax asset existing on April 1, 2006.
      Subsequent to fiscal 2006, the company recorded a settlement with the IRS related to the examination of the Company’s 1996 federal income tax return. As a result of the settlement, the Company reduced its NOL by $4,154. This matter is considered closed.
      In the third quarter of fiscal year 2004, the Company received notice of reassessment from the French Treasury. The French tax authorities argued that the Company’s French Subsidiary should have paid VAT on the waiver of intercompany debts granted by its U.S. Parent Company and by the Company’s Irish subsidiary. The amount of the re-assessment was estimated at $353 that related to the fiscal years 2002 and 2001. The Company received a request for payment in the second quarter of fiscal 2006 and, in order to avoid penalties and interest, the Company paid $301 to the French Treasury. This payment was charged to selling, general and administrative expenses in the second quarter of fiscal 2006. The company appealed this re-assessment and in the fourth quarter of fiscal 2006, the Company received notice that it was successful in its appeal and the $301 benefit was to be refunded to the Company. Therefore, the Company recorded a $301 benefit to SG&A in the fourth quarter of fiscal 2006. The matter is considered closed.

(7)	STOCKHOLDERS’ EQUITY

Net Loss Per Share
      The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	2006	2005	2004

Numerator:
Net loss	$(8,102)	$(15,787)	$(3,866)
Amortization of preferred stock discount	(1,970)	(880)	—
Dividend on preferred stock	(1,939)	(953)	—

Net loss applicable to common shareholders	$(12,011)	$(17,620)	$(3,866)

Denominator:
Denominator for net loss per share, basic and diluted weighted-average shares outstanding	35,541	34,476	33,482

Net loss per share, basic and diluted	$(0.34)	$(0.51)	$(0.12)

      Options and warrants to purchase 17,373,045, 13,229,400 and 11,068,000 shares of common stock were outstanding at April 1, 2006, April 2, 2005 and April 3, 2004, respectively, but were not included in the computation of diluted earnings per share for the year then ended because the effect would be antidilutive.
      The common share equivalents related to the Company’s convertible preferred stock outstanding during the relevant period were not included in the computation of diluted earnings per share as the effect would be anti-dilutive for all periods presented.

Series A Convertible Preferred Stock
      On June 17, 2004, the Company sold 566,797 shares of Series A Convertible Preferred Stock (the “Series A”) in a private placement financing at $26.46 per share, which raised $13,564 in net proceeds. The sale included issuance of warrants to purchase 1,624,308 shares of the Company’s common stock at an exercise price of $3.10 per share. The warrants are exercisable on or after December 20, 2004, and expire on June 17, 2015. Each share of the Series A is convertible into common stock any time at the direction of the holders. Each share of Series A is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series A was initially convertible into ten shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The issuance of Series B Convertible Preferred Stock (the “Series B”) as discussed below, triggered the anti-dilution provisions of the Series A. Upon issuance of the Series B on November 2, 2005, the conversion price of the Series A was reduced from $2.6465 to $2.0650 per share. As of April 1, 2006, each share of Series A is convertible into approximately 12.8 shares of common stock. As part of the private placement, a representative of the investors joined the Company’s Board of Directors.
      The Series A contains a beneficial conversion discount because the Series A was priced based on 90% of the average closing price of the Company’s common stock during the 20 trading days prior to the Series A issuance. The beneficial conversion discount is computed at $8,835 including $3,000 attributable to the estimated fair value of the warrants. The estimated fair value of the warrants was computed based on the Black-Scholes model using the following assumptions: Risk free rate — 4.71%; Volatility — 87%; Expected life — 10 years. The beneficial conversion discount is amortized as a non-cash charge to retained earnings, and included in the computation of earnings per share, over the five year period using the effective interest method from the Series A issuance date until the first available redemption date. Amortization of the beneficial conversion discount was $1,371 and $880 at April 1, 2006 and April 2, 2005, respectively. At April 1, 2006, the Series A is recorded net of the unamortized discount of $6,584.

      The Series A carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. At April 1, 2006, the Company had accrued dividends of $2,225 for the Series A. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series A will be senior in all respects to all other equity holders of the Company, except that they will be junior to the holders of the Series B. The Company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.
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
      The Series A is entitled to 8.5369 votes per share on all matters, except the election of directors, where the Series A has the right to elect one director to the Board. The Series A has approval rights as well with respect to certain significant corporate transactions. Pursuant to the terms of a related investors’ rights agreement, the Company agreed to register the sale of shares of common stock issuable upon conversion of the Series A. The registration statement for the Series A was declared effective on December 15, 2005. As part of the private placement financing, the Series A investors and Canopy entered into a proxy agreement whereby the Series A investors are able to vote Canopy’s shares as it relates to certain significant corporate transactions (see further discussion in “Risk Factors” in Item 1A of this Form 10-K.

Series B Convertible Preferred Stock
      On August 19, 2005, the Company entered into an agreement to sell shares of Series B in a private placement financing, which is referred to as the “Series B financing,” for $20,000 in gross proceeds, before payment of professional fees. The purchasers in the private placement were the Series A holders. The sale of the Series B was subject to stockholder approval and was approved by stockholders at the Company’s annual stockholder meeting on November 1, 2005.
      Accordingly, on November 2, 2005, 1,582,023 shares of Series B were issued at a purchase price of $12.6420 per share, which was equal to ten times 90% of the average closing price of the Company’s common stock during the 15 trading days prior to the Series B issue date. The sale of Series B raised $19,140 in net proceeds. The Series B is convertible any time at the direction of the holders. Each share of Series B is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series B is initially convertible into ten shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The Series B financing included the issuance of warrants to purchase 5,932,587 shares of the Company’s common stock at an exercise price of $1.26 per share. The warrants are exercisable immediately and have a ten year life. As part of the private placement, the Series B investors have the right to elect a director to the Company’s Board of Directors. As of April 1, 2006, the Series B holders have not yet elected to designate a director nominee. In conjunction with the Series B financing, the rights, preferences and privileges of the Series A were amended to: (i) remove the conversion limitation which previously limited the number of shares of common stock that could be issued upon aggregate conversions of the Series A; (ii) revise the liquidation preferences of the Series A in light of the issuance of the Series B; and (iii) make conforming changes to the preemptive rights of the Series A to reflect the issuance of the Series B.
      The Series B carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. At April 1, 2006, the Company had accrued dividends of $667 for the Series B. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series B is senior in all respects to all other equity holders of the Company. The Company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.

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
      The Series B contains a beneficial conversion discount because the Series B was priced based on 90% of the average closing price of the Company’s common stock during the 15 trading days prior to the Series B issuance. The beneficial conversion discount is computed at $10,169 including $2,490 attributable to the estimated fair value of the warrants. The estimated fair value of the warrants was computed based on the Black-Scholes model using the following assumptions: Risk free rate — 4.58%; Volatility — 84%; Expected life — 10 years. The beneficial conversion discount is amortized as a non-cash charge to retained earnings, and included in the computation of earnings per share, over the five year period using the effective interest method from the Series B issuance date until the first available redemption date. Amortization of the beneficial conversion was $599 at April 1, 2006. At April 1, 2006, the Series B is recorded net of the unamortized discount of $9,570.
      The Series B is entitled to 8.7792 votes per share on all matters, except the election of directors, where the Series B has the right to elect one director to the Board. The Series B has certain approval rights as well. Pursuant to the terms of a related investors’ rights agreement, the Company agreed to register the sale of shares of common stock issuable upon conversion of the Series B. The registration statement for the Series B was declared effective on December 15, 2005. After completion of the Series A and Series B transactions, affiliates of Advent and EMC own approximately 46.3% of the outstanding shares of the Company’s capital stock, on an as converted basis assuming conversion of all the shares of Series A and Series B and exercise of all the warrants they presently hold. On a combined basis, EMC, Canopy and affiliates of Advent own approximately 68.1% of the outstanding shares of the Company’s capital stock on an as converted basis. Furthermore, if the Company has an indemnity obligation under the Securities Purchase Agreement the Company entered into in connection with the Series B financing, then the Company may, if the Company and the Series B investors agree, settle up to $2,000 of that indemnity obligation by issuing up to an additional $2,000 (158,203 shares) of Series B and warrants to purchase 37.5% of the number of shares of common stock into which such additional shares of Series B are convertible when issued. If any such indemnity obligation is not satisfied by issuing shares of Series B and warrants, then it will be satisfied through a cash payment. For additional information regarding the voting agreement and the Series A financing, see “Certain Relationships and Related Transactions.”

Stock Purchase Warrants
      In addition to the warrants granted to the holders of the Series A and Series B noted above, at April 1, 2006, a warrant to purchase 150,000 shares of the Company’s common stock at a price of $18.75 per share was outstanding. The warrant was issued in August 1999 to an individual affiliated with Canopy in connection with services provided to the Company and expires in August 2009. Also at April 1, 2006, warrants to purchase 57,240 shares of the Company’s common stock at a price of $12.00 per share were outstanding. The warrants were issued in February 1998 to GB Storage in connection with a French distribution agreement and expire in February 2008. All of the above warrants were fully exercisable at April 1, 2006.

Stock Options
      The Company granted stock options under its 1987 Incentive Stock Option Plan and Non-Qualified Stock Option Plan, its 1992 Stock Incentive Plan, its 1996 Stock Incentive Plan, and its 2001 Stock Inventive Plan, at prices equal to the fair market value of the Company’s common stock at date of grant.
      The Company’s stockholders approved the 2001 Stock Incentive Plan (SIP), the 2001 Non-Employee Director Option Program (Program) and the 2001 Employee Stock Purchase Plan (Stock Purchase Plan) on

July 11, 2001. Upon approval of these plans, all prior plans were terminated. Therefore, the Company will no longer issue options under its prior plans and has granted stock options under its SIP. Options currently outstanding under prior plans as of April 1, 2006, shall remain in effect in accordance with the respective terms of such plans. In the first quarter of fiscal year 2004, the Board approved the amended Stock Incentive Plan (the Amended SIP) to increase the number of shares issuable by 2,500,000 shares. Under the Amended SIP, the maximum aggregate number of shares of Common Stock available for grant shall be 6,500,000 shares. A maximum of 1,200,000, 450,000 and 9,477,000 shares are authorized for issuance under the Stock Purchase Plan, the Program and the SIP, respectively. The Program functions as part of the SIP.
      In connection with the pending acquisition of Collective Technologies, LLC (see Note 13), on June 2, 2006, the Company adopted the 2006 Stock Incentive Plan (CT), pursuant to which the options and restricted stock to be granted to employees acquired from Collective will be granted.

Non-Employee Directors Option Program
      On July 11, 2001, the Company’s shareholders approved the 2001 Non-Employee Directors Option Program (the “Program”) which functions as part of the SIP described above. Upon approval of the Program, the 1994 Director’s Non-Qualified Stock Option Plan was terminated, although options currently outstanding under the prior plan shall remain in effect in accordance with the respective terms of such plan. Under the Program, each non-employee director first elected to the Board of Directors following the effective date of the SIP will automatically be granted an option to acquire 50,000 shares of Common Stock at an exercise price per share equal to the fair market value of Common Stock on the date of grant. These options will vest and become exercisable in three equal installments on each anniversary of the grant date. Upon the date of each annual stockholders’ meeting, each non-employee director who has been a member of the Board of Directors for at least 11 months prior to the date of the stockholders’ meeting will receive an automatic grant of options to acquire 25,000 shares of the Company’s Common Stock at an exercise price equal to the fair market value of the Company’s Common Stock at the date of grant. These options will vest and become exercisable in three equal installments on each anniversary of the grant date. As of April 1, 2006, there were options to purchase 525,000 shares outstanding under this program.
      Options granted typically vest over a period of three years from the date of grant. At April 1, 2006 and April 2, 2005, the number of options exercisable was 7,463,679 and 7,904,875 respectively, and the weighted-average exercise price of those options was $4.15 and $4.96. As of April 1, 2006 there were 2,497,075 shares available for grant.

      A summary of all stock option transactions follows (in thousands, except per share data):

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at April 6, 2002	10,558	$6.62
Granted	3,556	0.53
Exercised	—	—
Forfeited	(3,881)	5.42

Options outstanding at April 5, 2003	10,233	4.97
Granted	3,385	2.11
Exercised	(1,352)	0.96
Forfeited	(1,434)	4.97

Options outstanding at April 3, 2004	10,832	4.97
Granted	2,331	2.46
Exercised	(501)	1.33
Forfeited	(1,255)	6.34

Options outstanding at April 2, 2005	11,407	4.12
Granted	1,051	1.58
Exercised	(610)	.92
Forfeited	(2,239)	5.74

Options outstanding at April 1, 2006	9,609	$3.70

      The per share weighted average fair value of stock options granted during fiscal years 2006, 2005 and 2004 was $1.11, $1.54, and $1.49, respectively, on the date of grant.
      A summary of stock options outstanding at April 1, 2006 follows (in thousands, except per share data):

				Exercisable(1)
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
	Options	Contractual	Exercise	Number of	Exercise
Range of Exercise Price	Outstanding	Life	Price	Options	Price

$0.27-$0.38	180	6.61	$0.33	180	$0.33
0.55-0.55	1,188	6.25	0.55	1,188	0.55
0.57-1.49	1,129	7.21	1.32	687	1.24
1.54-1.75	1,041	8.51	1.69	550	1.71
1.80-2.12	880	6.20	1.99	803	1.99
2.20-2.20	1,569	7.64	2.20	1,222	2.20
2.25-2.70	1,065	8.36	2.65	434	2.61
2.72-4.12	1,190	5.65	3.64	1,033	3.72
4.56-19.13	970	2.97	7.44	971	7.44
22.38-36.88	397	3.80	30.27	396	30.27

	9,609	6.56	$3.70	7,464	$4.15

Note:

(1)	Options exercisable at April 1, 2006, April 2, 2005 and April 3, 2004, were 7,463,679 7,904,875 and 6,902,848 respectively.

Employee Stock Purchase Plan
      On July 11, 2001, the Company’s shareholders approved the Stock Purchase Plan. A maximum of 1,200,000 shares of common stock is authorized for issuance under the Stock Purchase Plan. Under the Stock Purchase Plan, all employees of the Company, and its designated parents or subsidiaries, whose customary employment is more than five months in any calendar year and more than 20 hours per week are eligible to participate. The Stock Purchase Plan was implemented through overlapping offer periods of 24 months duration commencing each January 1 and July 1, except that the initial offer period commenced on July 11, 2001 and ended on June 30, 2003. Purchase periods generally commence on the first day of each offer period and terminate on the next following June 30 or December 31 respectively. The price per share at which shares of common stock are to be purchased under the Stock Purchase Plan during any purchase period is eighty-five percent (85%) of the fair market value of the common stock on the first day of the offer period or eighty-five percent (85%) of the fair market value of the common stock on the last day of the purchase period, whichever is lower. During fiscal year 2006, 2005 and 2004, 140,334 103,883 and 133,000 shares of common stock, respectively, were issued pursuant to the Stock Purchase Plan.

Issuance of Restricted Stock
      During the fourth quarter of fiscal year 2005, the Company granted 200,000 shares of restricted stock to the Company’s CEO. Based on the fair market value at the date of grant, the Company will record $540 in compensation expense ratably over the vesting period of the restricted stock. The restricted stock vests one-third on the first anniversary date of the grant and the remaining two-thirds vests monthly thereafter over the following two years. The shares will be fully vested on the third anniversary date of the grant. The Company recorded $180 and $30 in compensation expense in fiscal year 2006 and 2005, respectively.
      During the third quarter of fiscal year 2004, the Company granted 85,000 shares of restricted stock to employees. Based on the fair market value at the date of grant, the Company will record $271 in compensation expense ratably over the vesting period of the restricted stock. The restricted stock vests 50% at the end of the first year and the remaining 50% at the end of the second year. The Company recorded $57 and $136 in compensation expense in fiscal year 2006 and 2005 respectively. As of April 1, 2006, these shares were fully vested.

(8)	COMMITMENTS AND CONTINGENCIES

Leases
      The Company leases facilities and certain equipment under non-cancelable operating leases. Under the lease agreements for facilities, the Company is required to pay insurance, taxes, utilities and building maintenance and is subject to certain consumer-price-index adjustments.
      Future minimum lease payments at April 1, 2006 under all non-cancelable operating leases for subsequent fiscal years are as follows:

2007	$3,054
2008	2,698
2009	1,102
2010	947
2011	347
Thereafter	—

$8,148

      Rent expense totaled $2,612, $3,426 and $2,372, for fiscal years 2006, 2005 and 2004, respectively.

Litigation
      The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In its opinion, the ultimate resolution of these matters is not expected to have a materially-adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Employment Agreements/ Indemnification
      The Company has entered into agreements with certain executive officers of the Company that call for payment of compensation totaling 12 month’s base salary and the acceleration of vesting of stock options under certain circumstances related to a change in control of the Company. As of April 1, 2006, the total estimated payout related to these agreements would be $1,404.
      The Company has agreed to indemnify its directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or officer of the Company.
      The Company enters into agreements in the ordinary course of business with customers, OEM’s, system distributors and integrators. Certain of these agreements require the Company to indemnify the other party against certain claims relating to property damage, personal injury or the acts or omissions of the Company, its employees, agents or representatives. In addition, from time to time the Company may have made certain guarantees regarding the performance of our systems to our customers.
      The Company also has agreements with certain vendors, financial institutions, lessors and service providers pursuant to which the Company has agreed to indemnify the other party for specified matters, such as acts and omissions of the Company, its employees, agents or representatives.

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
      A summary of the Company’s operations by geographic area is presented below:

	2006	2005	2004

Revenue:
United States	$92,973	$76,646	$41,408
Germany	23,833	23,383	15,430
France	22,416	21,803	13,248
United Kingdom	15,821	9,706	12,625
Ireland	—	1,075	454

Total revenue	$155,043	$132,613	$83,165

	April 2,	April 2,	April 3,
	2005	2005	2004

Identifiable assets:
United States	$51,297	$29,431	$22,184
Germany	7,722	11,133	6,139
France	13,460	12,985	8,562
United Kingdom	6,765	3,587	4,048
Ireland	194	546	877

Tangible assets	79,438	57,682	41,810
Goodwill — United States	3,059	3,059	3,059
Goodwill — Europe	2,125	2,125	2,125

Total assets	$84,622	$62,866	$46,994

      The Company’s revenues by product type are summarized below:

	2006	2005	2004

Server	$78,573	$68,847	$28,716
Tape libraries	16,555	9,446	12,024
Software	21,198	15,410	5,702
Service	38,717	38,910	36,723

	$155,043	$132,613	$83,165

      No single customer accounted for more than 10% of revenue in fiscal year 2006, 2005 and 2004.

(10)	RELATED-PARTY TRANSACTIONS
      In the normal course of business, the Company sells and purchases goods and services to and from subsidiaries of Canopy. Goods and services purchased from the subsidiaries of Canopy totaled $120 in both fiscal years 2006 and 2005. Goods and services sold to the subsidiaries of Canopy in fiscal year 2004 were $85. There were no sales to subsidiaries of Canopy in fiscal 2006 and 2005. Through December 17, 2004, Ralph J. Yarro III, one of the Company’s Directors, was a Director, President and Chief Executive Officer of Canopy. Also through December 17, 2004, Darcy G. Mott, one of the Company’s Directors, was Vice President, Treasurer and Chief Financial Officer of Canopy. Effective March 10, 2005, Mr. Yarro and Mr. Mott resigned from their positions as Directors of the Company. Mr. Mustard replaced Mr. Yarro as President and CEO of Canopy until December 23, 2005 when Mr. Mustard resigned from Canopy. Mr. Mustard is a Director of the Company. As of April 1, 2006, Canopy beneficially owned 22% of the Company’s common stock, assuming conversion of the Series A and Series B and related outstanding warrants. Canopy also acts as a guarantor related to the Company’s loan agreement with Comerica (see Note 5 and Note 13).
      As discussed in Note 7, EMC was a participating investor in the Series A and Series B offerings. EMC contributed $4,000 of the $15,000 gross proceeds in the Series A offering and $5,000 of the $20,000 gross proceeds in the Series B offering. As of April 1, 2006, EMC beneficially owned 7,808,405 shares, or 12% of the Company’s common stock assuming conversion of the Series A and Series B and related warrants. At April 1, 2006 and April 2, 2005, there was $27,459 and $13,300 payable to EMC and $1,686 and $920 in trade receivables due from EMC, respectively. The sale of EMC products represented 81% of product revenue for both the fiscal years April 1, 2006 and April 2, 2005.
      As discussed in Note 7, the holders of the Series A convertible stock appointed Mr. Pehl to the Company’s Board of Directors. Mr. Pehl is a director at Advent International. As of April 1, 2006, Advent beneficially owned 35% of the company’s common stock, assuming conversion of the Series A and Series B and related outstanding warrants.

(11)	EMPLOYEE BENEFITS
      The Company maintains an employee savings plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Company’s contributions to the plan are determined at the discretion of the Board of Directors. During fiscal years 2006, 2005 and 2004, the Company did not contribute to the plan.

(12)	QUARTERLY FINANCIAL DATA (UNAUDITED)
      Selected quarterly financial data for continuing operations for fiscal years 2006 and 2005 are as follows:

						Net
						Income
					Net Loss	(loss) per
			Operating		Attributable	Share,
	Total	Gross	Income	Net Income	to Common	Basic and
	Revenue	Profit	(loss)	(loss)	Shareholders	Diluted

2006
Fourth quarter	$43,915	$8,589	$(117)	$201	$(1,253)	(0.03)
Third quarter	40,162	7,887	(1,557)	(1,787)	(2,988)	(0.08)
Second quarter	31,635	6,401	(3,463)	(3,513)	(4,148)	(0.12)
First quarter	39,331	8,078	(2,090)	(3,003)	(3,622)	(0.10)

Total	$155,043	$30,955	$(7,227)	$(8,102)	$(12,011)

2005
Fourth quarter	$35,562	$4,487	$(8,223)	$(8,908)	$(9,515)	(0.27)
Third quarter	39,515	7,772	(3,255)	(2,612)	(3,205)	(0.09)
Second quarter	31,500	7,213	(2,408)	(2,478)	(2,981)	(0.09)
First quarter	26,036	6,047	(1,697)	(1,789)	(1,919)	(0.06)

Total	$132,613	$25,519	$(15,583)	$(15,787)	$(17,620)

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
      In the fourth quarter of fiscal 2006, the Company recorded approximately $600 in non-recurring beneficial adjustments primarily due to a favorable VAT tax settlement in France, recorded to selling, general and administrative expense (See Note 6), and an adjustment to a long-term subcontract arrangement recorded to service cost of sales.
      In the fourth quarter of fiscal 2005, the Company recorded an inventory provision of $1,567 related to excess spare parts inventory (See Note 3). Also in the fourth quarter of fiscal 2005, the Company recorded a restructuring charge of $2,024 primarily related to the restructuring of the European operations (See Note 2).
      The Company had historically operated without a significant backlog of orders and, as a result, net product revenue in any quarter was dependent upon orders booked and products shipped during that quarter. However, as a result of the EMC relationship, the Company operates with a more significant backlog since its order shipments depend on the availability of EMC products and both the Company and EMC have concurrent quarter ends. Even though the orders shipped determines the Company’s revenue for any given quarter, its order backlog may not be a reliable indicator of its future revenue since its customers have the rights to cancel or delay shipment of their orders. A significant portion of the Company’s operating expenses are relatively fixed in nature and planned expenditures are based primarily upon sales forecasts. If revenue does not meet the Company’s expectations in any given quarter, the adverse effect on the Company’s liquidity and operating results may be magnified by the Company’s inability to reduce expenditures quickly enough to compensate for the revenue shortfall. Further, as is common in the computer industry, the Company historically has experienced an increase in the number of orders and shipments in the latter part of each quarter and it expects this pattern to continue into the future. The Company’s failure to receive anticipated orders or to complete shipments in the latter part of a quarter could have a materially adverse effect on the Company’s results of operations for that quarter.

(13)	SUBSEQUENT EVENTS
      On June 6, 2006, the Company entered into an Asset Purchase Agreement with Collective Technologies, LLC. Pursuant to the Asset Purchase Agreement, the Company will acquire specified assets and liabilities of Collective for a purchase price consisting of:

•	$6,000 in cash;

•	a note in the amount of $2,000 bearing interest at 5% and due in twelve quarterly payments beginning 90 days after closing;

•	2,272,727 shares of the Company’s common stock;

•	a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.32 per share;

•	assumption of certain liabilities.
      The shares issued as consideration in the transaction will be subject to a 12 month lock-up agreement and will have piggyback registration rights. The purchase price is subject to certain adjustments specified in the Asset Purchase Agreement. The Company will also issue up to 306,303 shares of restricted stock and up to 1,608,481 stock options to former employees of Collective that it acquires in the transaction, or increase the purchase price in lieu thereof in certain instances. The transaction is subject to customary closing conditions.
      On June 7, 2006, due to the Company’s improved financial position and established payment history, EMC terminated its security agreement and released its security interest in all of the Company’s assets. On a go-forward basis the Company’s purchasing credit limit with EMC will be determined based on the needs of the business and the Company’s financial position.
      On June 20, 2006, the Company entered into the Fourth Amendment to the Comerica loan agreement extending the maturity date to November 30, 2006. All other terms of the Comerica loan agreement remained in place (See Note 5). Also, on June 20, 2006, the Company executed an amendment to its waiver and consent agreement with Canopy which terminated the requirement to pay-down the Company’s indebtedness to Comerica and extended Canopy’s letter of credit guarantee through December 31, 2006. In exchange for this amendment, the Company agreed to issue a warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $1.23 per share, the market price on the date of grant. The warrant is exercisable immediately and has a ten year life.

SCHEDULE II
MTI TECHNOLOGY CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED APRIL 1, 2006, APRIL 2, 2005 AND APRIL 3, 2004

		Allowance for	Amounts
	Balance at	Bad Debts	Charged	Balance at
	Beginning of	and Sales	Against	End of
	Period	Returns	Reserve	Period

	(In thousands)
Description
Year ended April 1, 2006
Allowance for doubtful accounts	$251	$197	$(87)	$361
Allowance for sales returns	200	402	(449)	153

	$451	$599	$(536)	$514

Year ended April 2, 2005
Allowance for doubtful accounts	$237	$14	$—	$251
Allowance for sales returns	200	170	(170)	200

	$437	$184	$(170)	$451

Year ended April 3, 2004
Allowance for doubtful accounts	$276	$25	$(64)	$237
Allowance for sales returns	200	—	—	200

	$476	$25	$(64)	$437

EXHIBIT INDEX
      (a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Financial Statements and Financial Statement Schedule. See Index to Consolidated Financial Statements and Financial Statement Schedule at Item 15(a)(1) and 15(a)(2) on Page 36 of this Report.

(2) Exhibits. Exhibits identified below as on file with the Securities and Exchange Commission are incorporated herein by reference as exhibits hereto.

		Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	Exhibit(s)	Filing Date

2.1	Asset Purchase Agreement, dated June 6, 2006, between MTI Technology Corporation and Collective Technologies, LLC
3.1	Restated Certificate of Incorporation of the Company	S-1	3.1	February 11, 1994
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company	14-C	A	April 3, 2000
3.3	Amended and Restated Bylaws of the Company	10-Q	3.3	February 19, 2002
3.4	Certificate of Designation of Series B Convertible Preferred Stock	8-K	3.1	November 3, 2005
3.5	Certificate of Designation of Series A Convertible Preferred Stock	8-K	3.2	November 3, 2005
4.1	Specimen of Amended Stock Certificate	10-K	4.2	July 11, 2003
4.2	Form of Common Stock Purchase Warrant	8-K	4.1	November 3, 2005
4.3	Amended and Restated Investor Rights Agreement, dated November 2, 2005, by and among the Company and the Investors set forth therein	8-K	10.1	November 3, 2005
4.4	Amended and Restated Registration Rights Agreement, dated January 11, 2002, between the Company and Silicon Valley Bank	10-Q	4.8	February 19, 2002
10.1	Letter Agreement, dated October 11, 2005, by and among the Company, EMC Corporation and certain affiliates of Advent International Corporation	8-K	10.1	October 12, 2005
10.2	Severance and Release Agreement dated November 21, 2005 by and between the Company and Jon Caputo	8-K	10.1	November 22, 2005
10.3*	Form of Nonqualified Stock Option Agreement under the Stock Incentive Plan	S-1	10.14	March 21, 1994
10.4*	Form of Indemnification Agreement for Officers of the Company	10-K	10.2	July 11, 2003
10.5*	Form of Indemnification Agreement for Directors of the Company	10-K	10.3	July 11, 2003
10.6 *	Form of Change of Control Agreement 1987 Incentive Stock Option and Nonqualified	8-K	10.1	February 13, 2006
10.7*	Stock Option Plan of the Company	S-1	10.21	February 11, 1994
10.8*	Form of Incentive Stock Option Agreement under the Stock Incentive Plan	S-1	10.30	March 21, 1994
10.9*	Form of Nonqualified Common Stock Option Agreement under the 1987 Stock Option Plan	S-1	10.23	February 11, 1994
10.10	Directors’ Non-Qualified Stock Option Plan	S-1	10.32	March 21, 1994

		Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	Exhibit(s)	Filing Date

10.11	Loan and Security Agreement, dated November 13, 2002, by and between Comerica Bank California and the Company	10-Q	10.70	November 19, 2002
10.12*	1996 Stock Incentive Plan, as amended	10-Q	10.29	November 16, 1999
10.13	Severance Agreement, dated as of July 15, 1998, between the Company and Tom Raimondi	10-K	10.30	August 2, 1999
10.14	Severance Agreement, dated as of February 7, 2001, between the Company and Keith Clark	10-K	10.24	June 12, 2001
10.15*	MTI Technology Corporation 2001 Stock Incentive Plan	10-K	10.30	June 12, 2001
10.16*	MTI Technology Corporation 2001 Non-Employee Director Option Program	10-K	C	July 15, 2003
10.17*	MTI Technology Corporation 2001 Employee Stock Purchase Plan	10-K	10.32	June 12, 2001
10.18	Third Amendment to Loan and Security Agreement, dated as of June 15, 2005, by and between Comerica Bank and the Company	10-K	10.95	July 18, 2005
10.19*	Summary of Executive Compensation and Bonus Arrangements
10.20*	Summary of Director Compensation Arrangements
10.21	Contract of Employment between the Company and Keith Clark	10-K	10.1	August 1, 2005
10.22	Lease Agreement, dated August 2, 2005, by and between CalWest Industrial Holdings, LLC and the Company	8-K	10.1	August 8, 2005
10.23	Securities Purchase Agreement, dated August 19, 2005, by and among the Company, EMC Corporation, and certain affiliates of Advent International Corporation	8-K	10.1	August 22, 2005
10.24*	Form of Restricted Stock Award Agreement under the 2001 Stock Incentive Plan
10.25*	Form of Stock Option Award Agreement (Officers) under the 2001 Stock Incentive Plan
10.26*	Form of Stock Option Award Agreement (Employees) under the 2001 Stock Incentive Plan
10.27	EMC Security Agreement, dated December 30, 2004	8-K	99.1	January 6, 2005
10.28	Termination of EMC Security Agreement, dated December 30, 2004
10.29	Amendment to Second Waiver and Consent, dated June 20, 2006, between the Company and The Canopy Group	8-K	10.2	June 26, 2006
10.30	Second Waiver and Consent, dated December 28, 2004, between the Company and The Canopy Group
10.31	Fourth Amendment to Loan and Security Agreement, dated June 20, 2006, between Comerica Bank and the Company	8-K	10.1	June 26, 2006
10.32	Warrant, dated June 20, 2006, issued by the Company to The Canopy Group	8-K	10.3	June 26, 2006
10.33*	MTI Technology Corporation 2006 Stock Incentive Plan (CT)

Incorporated by Reference
Exhibit
Number	Exhibit Description	Form	Exhibit(s)	Filing Date

10.34*	Form of Restricted Stock Award Agreement under the 2006 Stock Incentive Plan (CT)
10.35*	Form of Stock Option Award Agreement (Officers) under the 2006 Stock Incentive Plan (CT)
10.36*	Form of Stock Option Award Agreement (Employees) under the 2006 Stock Incentive Plan (CT)
21.1	List of Subsidiaries
23.1	Consent of — Grant Thornton LLP
24.1	Powers of Attorney
31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management or compensatory plan or arrangement.