Form 10-K/A
period 2006-04-01
MTI TECHNOLOGY CORP
filed 2006-07-31
CIK 901696

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
DOCUMENTS INCORPORATED BY REFERENCE:
      None

EXPLANATORY NOTE
      This Amendment No. 1 on Form 10-K/ A to the MTI Technology Corporation (“we,” “our,” “us,” or the “Company”) Annual Report on Form 10-K for the year ended April 1, 2006 (the “Original Filing”) is being filed to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III of the Original Filing that was to be incorporated by reference from the information contained in the Company’s Definitive Proxy Statement for its 2006 Annual Meeting of the Stockholders, to be filed with the Securities and Exchange Commission (“SEC”), in the Original Filing. Section G(3) of the General Instructions to the Form 10-K provides that if such Definitive Proxy Statement is not filed with the SEC within 120 days after the end of the fiscal year covered by the Original Filing, the Items comprising the Part III information must be filed as an amendment to the Original Filing not later than the end of the 120-day period.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The following table sets forth the names, ages and positions of all directors as of July 28, 2006. A summary of the background and experience of each of these individuals is set forth after the table.
      There are no family relationships among our directors or executive officers.
Directors

Name	Age	Position(s)	Committee(s)

Thomas P. Raimondi, Jr.	48	Chairman of the Board of Directors, President and Chief Executive Officer, Nominee
William Atkins	67	Nominee
Lawrence P. Begley(1)	50	Director, Nominee	Audit, Compensation and Nominating
Franz L. Cristiani(2)	64	Director, Nominee	Audit and Nominating
Ronald E. Heinz, Jr.	47	Nominee
William Mustard(3)	53	Director	Nominating
Michael Pehl(4)	45	Director, Nominee
John T. Repp	68	Director	Compensation
Kent D. Smith	57	Director, Nominee	Audit and Compensation

(1)	Chairman of the Compensation Committee.

(2)	Chairman of the Audit Committee and Lead Director.

(3)	Chairman of the Nominating Committee.

(4)	Series A Director.
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
      William Atkins is a nominee for director. Mr. Atkins has worked in the technology and consulting industry for over 45 years and retired as a Senior Partner of Deloitte Consulting in 2001. During his 35 years with

Deloitte & Touche, he managed consulting practices at the office, regional, national and global levels and started, acquired, merged and sold technology subsidiaries of Deloitte Consulting. In the last five years, Mr. Atkins has consulted with multi-national firms and companies headquartered in the United States, Europe and Asia/ Pacific. Currently, he serves as a member of the Board of Directors of Optaros, an open source consulting and systems integration company, a private company.
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
      Franz L. Cristiani was elected a director in December 2000. From 1976 to 1999, Mr. Cristiani was a partner with Arthur Andersen & Co., specializing in accounting services offered to public companies. Mr. Cristiani is presently self-employed. Mr. Cristiani has been a member of the Board of Directors of Nature’s Sunshine Products Inc., since May 2004 and was a member of the Board of Directors of BioMarin from June 2002 to June 2006. Mr. Cristiani also serves as a member of the Board of Directors of Vitasoy USA, a subsidiary of a Hong Kong public company, and Accuray, Inc., a private company.
      Ronald E. Heinz, Jr. is a nominee for director. Mr. Heinz is the Managing Director of Canopy Venture Partners, LLC, a venture capital firm and an affiliate of The Canopy Group, Inc. Since 2003, Mr. Heinz has served as Chairman of the Board and Chief Executive Officer of Helius, Inc., an IP data broadcasting company and a portfolio company of The Canopy Group, Inc. Prior to joining Helius, Mr. Heinz was the Chief Executive Officer of Phobos Corporation, an internet traffic management company that was acquired by SonicWALL, Inc. Post-merger, he served as Chief Operating Officer and Senior Vice President, Worldwide Sales and Marketing of SonicWALL from 2000 to 2003. Before joining Phobos, Mr. Heinz worked at Novell, Inc., for more than 12 years in various management roles, including most recently as a Corporate Officer and Senior Vice President, Worldwide Sales. Mr. Heinz serves as a member of the Board of Directors of several privately held companies, including DirectPointe, a company that provides outsourced IT management services. See “Certain Relationships and Related Transactions,” below.
      William Mustard was elected a director in April 2005. Mr. Mustard is the founder and Managing Director of Cairn Executive LLC, which provides advisory and management solutions for companies facing business challenges. Mr. Mustard was President and CEO of The Canopy Group, Inc., a technology venture fund from December 2004 to December 2005. Prior to advising Canopy, Mr. Mustard held a number of positions with the Stenbeck organization of companies including CFO of Millicom Inc., an international telecommunications and media group from 1992 to 1993; President and CEO of Great Universal Inc., a start-up investment holding company — a subsidiary of Millicom International Cellular S.A., from 1994 to 2003; and Managing Director of SISF, an international professional services organization providing business risk management, financial investigation and corporate governance services from 2000 to 2003. Mr. Mustard was also a Managing Director of Smooth Engine Inc., a growth consulting firm from 2003 to 2004. On June 15, 2006, William Mustard announced his decision to not stand for re-election to the company’s Board of Directors after a year of service. We thank him for his contribution.
      Michael Pehl was elected as a director in June 2004. Mr. Pehl has been an Operating Partner of Advent International Corporation (“Advent”) since 2000. Prior to working with Advent, he was President and COO of Razorfish Inc., which he joined in 1999 following the merger of Razorfish and iCube. Mr. Pehl was Chairman and CEO of iCube from 1996 to 1999. Prior to iCube, he founded International Consulting Solutions (“ICS”), an SAP implementation and business process consultancy. Since August 2003, Mr. Pehl has served as a member of the Board of Directors of Aspen Technology, Inc., a provider of software and services company to the process industries. The holders of the Series A Stock are entitled to elect one director to our board. Mr. Pehl serves as the Series A director. See “Certain Relationships and Related Transactions,” below.

      John T. Repp has been a director since February 1998. Mr. Repp has been a sales consultant to several technology firms, including ours, since 1996. From 1989 to 1995, Mr. Repp was the Vice President of Sales for Seagate Technology, Inc., a software developer and manufacturer of disk drives. Prior to joining Seagate, Mr. Repp spent twenty-two years with Control Data Corporation in various positions in sales and operations. On July 21, 2006, John T. Repp announced his decision to not stand for re-election to the company’s Board of Directors after eight years of service. We thank him for the many years of service and contribution.
      Kent D. Smith was elected a director of our company in August 2001. Mr. Smith is Vice President, Business Development of Wily Technology from 2002 through the present time. Mr. Smith was a partner with Smith, Diamond and Associates, a consulting firm specializing in sales and services consulting for technology companies, from February 2001 to June 2002. From 1995 to 2001, Mr. Smith was an Executive Vice President for Worldwide Sales with Legato Systems, Inc., an organization that delivers worldwide enterprise class software solutions and services.
Executive Officers
      The following table sets forth the names and ages of all executive officers of our company as of July 11, 2006. A summary of the background and experience of each of these individuals is set forth below.

Name	Age	Position(s)

Thomas P. Raimondi, Jr.	48	Chairman, President and Chief Executive Officer
Edward C. Ateyeh, Jr. (Ed Taylor)	53	Executive Vice President, U.S. Services and President of Collective Technologies
Keith Clark	52	Executive Vice President, Europe
Scott Poteracki	53	Executive Vice President, Chief Financial Officer and Secretary
Richard L. Ruskin	47	Executive Vice President, U.S. Sales and Marketing
Todd Williams	30	Vice President, Corporate Controller and Principal Accounting Officer
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
      Edward C. Ateyeh, Jr. (Ed Taylor) was named Executive Vice President, U.S. Services and President of Collective Technologies on July 5, 2006 upon the completion of our acquisition of Collective Technologies, LLC (“Collective”). Collective was a provider of enterprise-class IT infrastructure solutions prior to the closing of our acquisition of its assets and liabilities on July 5, 2006. Mr. Ateyeh served as Chief Executive Officer of Collective from May 1994 to July 2006. Mr. Ateyeh also serves as Executive Vice President of Pencom Systems Incorporated, the parent company of Collective, since January 1977. Mr. Ateyeh is a member of the Board of Directors of Concero Incorporated.
      Keith Clark was named Executive Vice President, Europe in May 2005. From February 2003 to May 2005, Mr. Clark was our Executive Vice President, Worldwide Operations. Mr. Clark served as Senior Vice President and General Manager, Europe from April 2000 to February 2003 and as Vice President European Operations from April 1994 to April 2000. Mr. Clark joined our company in January 1990 as European Client Services Manager. Before joining MTI, Mr. Clark served in a number of senior management positions within Europe during a ten-year period for System Industries, Inc., a data-storage company in the DEC marketplace.

      Scott Poteracki was named Executive Vice President, Chief Financial Officer, and Secretary in November 2004. Prior to joining MTI, from October 2002 to November 2004, Mr. Poteracki was Chief Financial Officer for Cray, Inc., a provider of high-performance computing solutions. Mr. Poteracki served as Corporate Controller and Senior Director, Finance at Broadcom, Inc., from 2000 to 2002. Before joining Broadcom, Mr. Poteracki worked at Motorola, Inc. for more than 20 years, in various accounting and finance roles, including most recently as Corporate Director of Finance for their Internet & Networking Group.
      Richard L. Ruskin was named Executive Vice President, U.S. Sales and Marketing in September 2003. Mr. Ruskin rejoined us in the role he held at MTI from 1997 to 2001. Mr. Ruskin spent a total of 11 years at MTI, starting as Regional Sales Manager in 1990 and eventually running the sales and marketing efforts for several years. Between 2001 and 2003, Mr. Ruskin ran the sales and field operations organization for Storability Software, a provider of storage management software. Prior to joining MTI in 1990, Mr. Ruskin spent seven years in various sales management positions at System Industries, a pioneer in the plug compatible storage industry. Mr. Ruskin has now spent the last 23 years exclusively in the data storage business.
      Todd Williams was named Vice President, Corporate Controller and Principal Accounting Officer in February 2005. From April 2004 to February 2005, Mr. Williams served as our Corporate Controller. Prior to joining MTI, Mr. Williams was employed at KPMG LLP from October 1997 to April 2004, most recently as Senior Manager in its audit practice. Mr. Williams is a certified public accountant.
Audit Committee
      The members of the Audit Committee during fiscal year 2006 were Messrs. Begley, Cristiani, Repp and Smith. We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). On June 25, 2005, Mr. Repp resigned as a member of the Audit Committee. Mr. Cristiani serves as the Chairman of the Audit Committee. The Board of Directors has determined that each of the members of the Audit Committee is independent as defined in applicable rules of Nasdaq and the SEC.
      Mr. Cristiani was a partner with Arthur Andersen from 1976 to 1999, specializing in accounting services provided to public companies. The Board of Directors has determined that Mr. Cristiani is an “audit committee financial expert” as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules of Nasdaq. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules of Nasdaq.
Stockholder Recommendation of Board Candidates
      Any stockholder desiring to submit a recommendation for consideration by the Nominating Committee of a candidate that the stockholder believes is qualified to be a board nominee at any upcoming stockholders meeting may do so by submitting that recommendation in writing to the Nominating Committee not later than 120 days prior to the first anniversary of the date on which the proxy materials for the prior year’s annual meeting were first sent to stockholders. However, if the date of the upcoming annual meeting has been changed by more than 30 days from the date of the prior year’s meeting, the recommendation must be received within a reasonable time before we begin to print and mail our proxy materials for the upcoming annual meeting. In addition, the recommendation should be accompanied by the following information: (i) the name and address of the nominating stockholder and of the person or persons being recommended for consideration as a candidate for board membership; (ii) the number of shares of voting stock of our company that are owned by the nominating stockholder, his or her recommended candidate and any other stockholders known by the nominating stockholder to be supporting the candidate’s nomination; (iii) a description of any arrangements or understandings, that relate to the election of our board of directors, between the nominating stockholder, or any person that (directly or indirectly through one or more intermediaries) controls, or is controlled by, or is under common control with, such stockholder and any other person or persons (naming such other person or persons); (iv) such other information regarding each such recommended candidate as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission; and (v) the written consent of each such recommended candidate to be named as a nominee and, if nominated and elected, to serve as a director. Such nominations should be sent to the Nominating Committee, c/o Corporate Secretary, MTI Technology Corporation, 17595 Cartwright Road, Irvine, California 92614.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires that our executive officers and directors file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the SEC. Based solely on our review of the Forms 3, 4 and 5 filed by or on behalf of our executive officers and directors, we believe that, during the fiscal year ended April 1, 2006, all Section 16(a) filing requirements applicable to our executive officers and directors were complied with pursuant to SEC rules.
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
ITEM 11.     EXECUTIVE COMPENSATION
Compensation of Directors and Executive Officers And Other Information
      The following table sets forth for each of our last three completed fiscal years, the compensation of Thomas P. Raimondi, Jr., our Chairman, President and Chief Executive Officer, and our four most highly compensated executive officers as of the fiscal year ended April 1, 2006 (collectively, the “Named Executive Officers”).
SUMMARY COMPENSATION TABLE

							Long Term
							Compensation Awards

		Annual Compensation							Number of
							Restricted		Securities
					Other Annual		Stock		Underlying		All Other
		Salary		Bonus	Compensation		Award(s)		Options		Compensation
Name and Principal Position	Year	($)		($)	($)		($)		(#)		($)

Thomas P. Raimondi, Jr	2006	387,884	(1)	—	*		—		—		21,087	(3)
President, Chief Executive	2005	337,000	(1)	—	*		540,000	(2)	300,000**		39,784	(3)
Officer and Chairman	2004	337,000		—	*		—		450,000**		30,968	(4)
of the Board
Keith Clark	2006	344,243	(5)	—	40,709	(6)	—		—		3,833	(7)
Executive Vice	2005	362,657	(5)	—	47,368	(6)	—		90,000		6,756	(7)
President, Europe	2004	330,333	(5)	26,782	41,218	(6)	—		200,000		6,222	(7)
Scott Poteracki(8)	2006	270,000		—	*				—		19,177	(10)
Executive Vice President,	2005	109,039		25,000	79,500	(9)	—		350,000		6,018	(10)
Chief Financial Officer and Secretary
Richard L. Ruskin	2006	310,568	(11)	—	*		—		—		13,659	(12)
Executive Vice President,	2005	364,447	(11)	10,379	*		—		150,000		8,529	(12)
U.S. Sales And Marketing	2004	158,654		—	*		—		200,000		618	(4)
Todd Williams(13)	2006	150,385	(14)	—	*		—		—		—
Vice President, Corporate	2005	129,808		—	*		—		80,000	**	—
Controller and Principal Accounting Officer

*	Amount does not exceed the lesser of $50,000 or ten percent of the total annual salary and bonus reported for the individual.

**	These options will be cancelled and exchanged for shares of restricted stock upon stockholder approval at this year’s annual meeting.

(1)	Effective May 25, 2005, Mr. Raimondi’s annual base salary was increased from $337,000 to $400,000.

(2)	200,000 shares of Restricted Stock awarded on February 10, 2005, multiplied by the closing price of our Common Stock on the Nasdaq Capital Market on February 10, 2005 ($2.70). Shares vest over 3 years, 33.33% on the first anniversary of the date of grant and the remaining unvested shares will vest 4.16% at the end of the 13th month and each month thereafter.

(3)	Includes the amounts of $17,290 and $36,812 for medical reimbursements for fiscal year 2006 and 2005, respectively. Also includes the amounts of $820 and $830 we paid for life insurance premium for fiscal year 2006 and 2005, respectively, with respect to term life insurance for the benefit of Mr. Raimondi. Also includes $2,977 and $2,142 we paid for health insurance for fiscal year 2006 and 2005, respectively.

(4)	Represents medical reimbursements.

(5)	Mr. Clark’s salary was paid in British Pounds and translated to U.S. Dollars at the applicable exchange rates. The annual salary changes were due to the fluctuation of the U.S. Dollar against the British Pound. Mr. Clark’s annual base salary has not changed since fiscal year 2002.

(6)	Includes the amounts of $20,913, $26,528, and $22,025 for auto allowance for fiscal year 2006, 2005, and 2004, respectively. Also includes the amounts of $19,796, $20,840, and $19,193 for pension for fiscal year 2006, 2005, and 2004, respectively.

(7)	Includes the amounts of $2,721, and $2,506 for medical reimbursements for fiscal year 2005, and 2004, respectively. Mr. Clark did not file claims for medical reimbursements in fiscal 2006. Also includes the amounts of $3,833, $4,035, and $3,716 we paid for life insurance premium for fiscal year 2006, 2005, and 2004, respectively, with respect to term life insurance for the benefit of the Named Executive Officers.

(8)	Mr. Poteracki joined us in November 2004.

(9)	Includes the amounts of $4,500 for auto allowance for fiscal year 2005, respectively. Also includes $75,000 for relocation costs for fiscal year 2005.

(10)	Includes the amounts of $9,770 and $4,410 for medical reimbursements for the fiscal year 2006 and 2005, respectively. Also includes amounts of $6,430 and $1,607 we paid for life insurance premium for fiscal year 2006 and 2005, respectively, with respect to term life insurance for the benefit of the Named Executive Officers. Also includes $2,977 for health insurance we paid for the fiscal year 2006.

(11)	Includes the amounts of $85,568 and $139,447 for commissions for fiscal year 2006 and 2005, respectively. Mr. Ruskin’s current annual base salary is $225,000.

(12)	Includes the amounts of $9,942 and $7,974 for medical reimbursements for the fiscal year 2006 and 2005. Also includes $740 and $555 we paid for life insurance premium for fiscal year 2006 and 2005, respectively, with respect to term life insurance for the benefit of the Named Executive Officers. Also includes $2,977 for health insurance we paid for the fiscal year 2006.

(13)	Mr. Williams was appointed Vice President, Corporate Controller and Principal Accounting Officer in February 2005.

(14)	Mr. Williams’ annual base salary increased in April 2006 from $150,000 to $165,000.
Summary of Option Grants
      There were no grants of stock options made to the Named Executive Officers during the fiscal year ended April 1, 2006.

Summary of Options Exercised
      The following table sets forth information concerning exercises of stock options during the year ended April 1, 2006 by each of the Named Executive Officers and the value of unexercised options at April 1, 2006.
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the-Money
			Options at Fiscal Year	Options at Fiscal
	Shares		End (#)	Year End($)
	Acquired on	Value
Name	Exercise (#)	Realized(1)($)	Exercisable/Unexercisable	Exercisable/Unexercisable(2)

Thomas P. Raimondi, Jr.	—	—	997,189/291,549	149,797/0
Keith Clark	—	—	801,848/101,902	220,208/0
Scott Poteracki	—	—	155,634/194,366	0/0
Richard L. Ruskin	—	—	266,701/83,299	0/0
Todd Williams	—	—	42,794/37,206	0/0

(1)	Value realized is based on estimated fair market value of Common Stock on the date of exercise minus the exercise price.

(2)	Value is based on the closing price of our Common Stock on the Nasdaq Capital Market as of April 1, 2006 ($1.39), minus the exercise price.
Directors’ Fees and Options
      Each non-employee director receives annual compensation in the amount of $25,000, paid in quarterly installments at the beginning of each fiscal quarter. In addition, each Compensation Committee member, Audit Committee member, Nominating Committee member, Committee Chairman and Lead Director receives annual fees of $2,500, $5,000, $2,500, $5,000 and $15,000, respectively. Our employee director, Mr. Raimondi, did not receive any cash compensation for serving on the Board of Directors for the fiscal year ended April 1, 2006, but was reimbursed for expenses incurred in attending board meetings. Each non-employee director is included in our executive medical plan. During fiscal 2006, we paid $19,692 and $4,595 for medical expenses not otherwise covered by insurance for Messrs. Cristiani and Repp, respectively.
      Our non-employee directors are permitted to participate in our investment and tax planning program. During fiscal year 2006, no expenses were reimbursed to, or fees incurred on behalf of, any non-employee director under this program.
      Each non-employee director is granted a nonqualified option to purchase 50,000 shares of common stock under our 2001 Non-Employee Director Option Program (the “Program”) upon election or appointment to the Board of Directors. In addition, the Program provides that each non-employee director who is a director immediately prior to an annual meeting of our stockholders and who continues to be a director after such meeting, provided that such director has served as such for at least 11 months, will be granted an option to purchase 25,000 shares of common stock on the related annual meeting date. Options granted under the Program vest and become exercisable in three equal installments on each anniversary of their respective grant date. Mr. Begley was granted an option to purchase 50,000 shares of common stock with an exercise price of $2.70 on his election in February 2005. Mr. Mustard was granted an option to purchase 50,000 shares of common stock with an exercise price of $1.46 on his election in April 2005. On November 1, 2005, we granted each non-employee director other than Messrs. Begley and Mustard an option to purchase 25,000 shares of common stock with an exercise price of $1.44. Immediately after our Annual Meeting, Messrs. Begley, Cristiani, Pehl, and Smith will be granted options to purchase 25,000 shares of common stock at the fair market value on such date.
      At various times from March 2005 to March 2006, we issued options to purchase shares of our common stock under our 2001 Stock Incentive Plan to our directors, employees and consultants, with exercise prices ranging from a minimum of $1.44 per share to a maximum of $2.45 per share, for the purpose of providing incentive compensation to those directors, employees and consultants. The aggregate exercise price of the issued options is $1.2 million. The options were issued in accordance with applicable federal securities laws and registered on Form S-8. We believed in good faith that we could rely on a prior qualification order issued pursuant to Section 25111 of the Code or an exemption from the qualification requirements thereof; however, the options may not in fact have been issued in compliance with the provisions of Section 25110 of the Code. In order to comply with the securities laws of California, where we have our headquarters, we expect to apply for approval of the terms of a repurchase offer. Under the terms proposed to be submitted to the California Department of Corporations, we would offer to repurchase any outstanding options issued during such period for a cash price equal to 20% of the aggregate exercise price of the option, plus interest at an annual rate of 7%. There is no assurance that the terms of the repurchase offer will be approved, and we could be required to offer a higher repurchase price or to extend the offer to a greater number of persons.
      During this period, all of our non-employee directors received the grants described above. All of our non-employee directors have executed releases as to any claims they might have under our repurchase offer and waived any rights thereunder.
Employment and Severance Arrangements
      Each of the Named Executive Officers, except for Keith Clark and Edward C. Ateyeh, Jr. (Ed Taylor), is an “at-will” employee. Currently, we have no written or oral employment arrangements with the Named Executive Officers, except for an employment contract that we entered into with Mr. Clark dated July 5, 2000 and the employment agreement that we entered into with Mr. Ateyeh dated July 5, 2006.
      Pursuant to the terms of our employment contract dated July 5, 2000 with Keith Clark, each party is generally required to give the other six months notice of termination, which is measured from the end of the calendar quarter in which notice is given, but we are permitted to dismiss Mr. Clark without notice if he has been guilty of gross misconduct.
      On July 5, 2006, in connection with the closing of the transaction with Collective Technologies LLC, we entered into an employment agreement with Edward C. Ateyeh, Jr. (Ed Taylor) pursuant to which Mr. Ateyeh will serve as our Executive Vice President, U.S. Services and President of Collective Technologies. Under the employment agreement, Mr. Ateyeh will receive a salary of $300,000 per year and will be eligible to receive a cash bonus of up to $100,000 per year. In addition, Mr. Ateyeh received 300,000 shares of restricted stock and options to purchase 300,000 shares of our common stock.
      We have entered into an Indemnification Agreement with each of or our directors and executive officers, including the Named Executive Officers. The form of Indemnification Agreement is filed as an exhibit to our most recent Annual Report on Form 10-K filed with the SEC. Pursuant to the terms of each Indemnification Agreement, we are generally obligated to indemnify the director or executive officer, to the fullest extent permitted by law, against any expenses paid or incurred in connection with investigating, defending, being a witness in or participating in (including on appeal), or preparing to defend, be a witness in or participate in any suit or proceeding related to the fact that the individual is or was a director or officer of the company. The Indemnification Agreements also generally obligate us, to the extent permitted by law, to advance indemnifiable expenses to the directors and executive officers. Our bylaws also require that we indemnify and advance expenses to our directors and executive officers to the fullest extent permitted by law.
      On May 25, 2005, the Compensation Committee of the Board of Directors adopted an executive bonus plan effective May 25, 2005. Currently, Messrs. Raimondi and Poteracki are eligible to participate in the executive bonus plan, and they are eligible for bonuses of $120,000 and $90,000, respectively. No bonuses were earned or paid under this executive bonus plan in fiscal year 2006. Under the executive bonus plan, eligible executive officers may earn annual incentive compensation with the following guidelines:

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
      We have entered into Change of Control Agreements with each of our executive officers, including the Named Executive Officers. The form of Change of Control Agreement is filed as an exhibit to our most recent Annual Report on Form 10-K filed with the SEC. Each Change in Control Agreement will continue in effect until the end of the calendar year, and will automatically renew for additional one-year terms unless either party to the applicable agreement provides notice to the other party at least ninety (90) days prior to the end of the term that the agreement will not be so extended. Furthermore, notwithstanding the foregoing, the agreement cannot be terminated within twelve (12) months following a change of control (as defined in the agreement) of the company occurs. If, during the term of the applicable agreement, the employee’s employment is terminated within twelve (12) months following a change of control of the company, and subject to the employee’s execution of a release agreement in a form satisfactory to the company, the employee will be entitled to the following compensation and benefits:

•	If the employee’s employment is terminated (i) by the company for cause or disability (each as defined in the agreement), (ii) as a result of the employee’s death or (iii) other than for good reason (as defined in the agreement), then the employee will receive his accrued compensation, and, if the termination was a result of the employee’s death or disability, the employee will also receive a pro rata bonus based on the number of days he was employed in the calendar year in which the termination occurred.

•	If the employee’s employment is terminated for any reason other than those described above, then (i) the employee will receive his accrued compensation and a pro rata bonus, (ii) the employee will receive severance pay equal to the sum of his base salary at the time of the termination (or, if greater, within the 90 days prior thereto) plus his target bonus for the fiscal year in which the termination occurred, (iii) the employee’s stock options that would have vested in the twelve (12) months following the termination assuming continued employment will become vested and exercisable, and (iv) the employee’s health insurance, life insurance and other benefits will be continued at company expense for twelve (12) months following the termination.
      The Change of Control Agreement supersedes all prior agreements between the parties with respect to the subject matter thereof, including the Severance Agreements previously entered into between the company and each of applicable executive officers.
Compensation Committee Interlocks and Insider Participation
      As of April 1, 2006, the Compensation Committee consisted of Messrs. Begley, Repp, and Smith. None of these persons is or has been an officer or employee of our company or any of its subsidiaries. In addition, there are no Compensation Committee interlocks among our company and other entities involving its executive officers and members of the Board of Directors who serve as executive officers of such entities.
Compensation Committee Report on Executive Compensation
      As of June 1, 2006, the Compensation Committee members are Lawrence P. Begley, John T. Repp and Kent D. Smith. Mr. Smith served as the Chairman of the Compensation Committee during fiscal year ended April 1, 2006. On May 25, 2006, Mr. Smith resigned as Chairman of the Compensation Committee but remained a member of the committee. On May 25, 2006, Mr. Begley was appointed Chairman of the Compensation Committee. The Compensation Committee held eight (8) meetings during fiscal year 2006.
      The Board of Directors has determined that each of the members of the Compensation Committee is “independent directors” as defined in Nasdaq Marketplace Rule 4200(a)(15). The Compensation Committee is responsible for establishing and administering the policies that govern the compensation of executive officers, including the Chief Executive Officer and the other Named Executive Officers. The Compensation Committee has furnished the following report on executive compensation:
Compensation Committee Report
      The Compensation Committee of the Board of Directors (the “committee”) reviews and administers the company’s various incentive plans, including the cash compensation levels of members of management, the company’s bonus plan and the company’s stock incentive plans.

General Compensation Policy.
      The committee’s fundamental compensation policy is to make a substantial portion of an executive’s total potential compensation contingent upon the financial performance and strategic goals of the company. Accordingly, in addition to each executive’s base salary, the company grants stock options and restricted stock awards to retain and provide incentives to its executive officers through an equity interest in the company to achieve the company’s strategic and financial goals. The committee believes that the stockholders benefit by aligning the long-term interests of stockholders and employees.

Stock Option and Restricted Stock.
      The company has granted stock options and awarded shares of restricted stock under its various stock option plans generally at prices equal to the fair market value of the company’s common stock at the date of grant. The grants to executive officers are based on their responsibilities and relative positions in the company and are considered an integral component of total compensation. The committee believes the granting of stock options and restricted stock awards to be beneficial to stockholders, because such awards increase management’s incentive to enhance stockholder value. Stock option grants and restricted stock awards were proposed by the Chief Executive Officer and reviewed by the committee based on the individual’s potential contribution to the company’s overall performance. No specific quantitative weight was given to any particular performance measure. The committee believes that stock option grants and restricted stock awards are necessary to retain and motivate key employees of the company.
      There were no grants of stock options or awards of restricted stock made to executive officers during the fiscal year ended April 1, 2006.

Chief Executive Officer Compensation.
      In March 2000, the base annual salary rate of Mr. Raimondi, the Chief Executive Officer, was set at $425,000 upon recommendation by the committee and approval of the Board of Directors. That salary was determined primarily based upon the Committee’s review of the salaries of chief executive officers at companies in the computer industry of similar size and in the same geographic area as the company. In July 2002, Mr. Raimondi voluntarily reduced, on a temporary basis, his base annual salary rate to assist in the company’s cost-cutting efforts. The reduced salary rate was in effect at the end of the fiscal year and Mr. Raimondi’s total annual salary as of the fiscal year ended April 2, 2005 was $337,000. On May 25, 2005, the committee approved to increase Mr. Raimondi’s base compensation from $337,000 per annum to $400,000 per annum beginning effective May 25, 2005. This action primarily restores voluntary salary reductions implemented in prior years. An annual incentive opportunity of $120,000 was added to the compensation structure. This results in a total base plus incentive structure of $520,000. The salary was determined based, in part, upon relevant peer data evaluated by the company which indicated that this new compensation structure for the CEO is at the mid-point for firms similar in size, location and business segment to the company.
      Mr. Raimondi was not granted stock options or awarded restricted stock during the fiscal year ended April 1, 2006.
      In April 2006, the board retained an independent compensation consultant to gather and analyze public data regarding CEO compensation and CEO stock incentive compensation of various companies of similar revenue range, geographic area, and in the computer industry. The report from the consultant provided CEO compensation and stock incentive data which included base salary, bonus, restricted stock awards, and stock option grants from comparable publicly traded technology companies. On May 18, 2006, upon the recommendation of the committee on April 28, 2006, the board approved, subject to (i) the receipt of requisite stockholder approval, (ii) the receipt of all necessary qualifications under the California Corporate Securities Law of 1968, as amended, with respect to the offer, sale and issuance of restricted stock, and (iii) receipt of Mr. Raimondi’s consent, the exchange of the stock options as noted in the table below, which options will be cancelled and of no further force or effect, for the grant of 1,400,000 shares of restricted stock at the nominal exercise price of $0.01 per share to Mr. Raimondi with the shares to vest over a three-year period with one-third (1/3rd) of the shares to vest twelve (12) months after the grant date and one-twenty-fourth (1/24th) of the remaining unvested shares to vest at the end of the 13th month and each month thereafter.

Market Price of
Common Stock at
		Time the Board	Weighted-Average
	Number of	Approved the	per Share		Price of
	Stock Options	Cancellation of	Exercise Price of	Number of	Restricted
	to be	Stock Options	Stock Options to	Restricted Stock	Stock per
	Cancelled	(May 18, 2006)	be Cancelled	to be Awarded	Share

Thomas P. Raimondi, Jr.,	1,094,175	$1.27	$3.11	1,400,000	$0.01
President and Chief Executive Officer
      The award of shares of restricted stock to Mr. Raimondi is within the average range of shares of restricted stock awarded to chief executive officers at comparable companies as presented to the board by the independent consultant. The committee believes that the shares of restricted stock should be awarded to Mr. Raimondi for his contribution to the company’s revenue growth in fiscal year 2006 and for retention purposes.

Executive Bonus Plan.
      On May 25, 2005, the Compensation Committee adopted an executive bonus plan effective May 25, 2005. Under this executive bonus plan, eligible executive officers may earn annual incentive compensation with the following guidelines: (i) any incentive payments earned will be paid during the first quarter following the close of the current fiscal year; (ii) annual operating profitability for the company, as determined by the Compensation Committee in its discretion, is a prerequisite for any annual incentive payments; and (iii) the specific incentive elements for each executive will be established by the Compensation Committee based on the approved annual financial plan.
      No bonuses were earned or paid under this executive bonus plan in fiscal year 2006.
      As of June 1, 2006, the Chief Executive Officer and Chief Financial Officer are eligible to participate in this executive bonus plan for annual bonuses of $120,000 and $90,000, respectively.

Cancellation of Stock Options held by Executive Officers in Exchange for Shares of Restricted Stock.
      In April 2006, the board retained an independent compensation consultant to gather and analyze public data regarding executive compensation and executive stock incentive compensation of various companies within the company’s revenue range, geographic area and industry. The report provided executive compensation and stock incentive data which included base salary, bonus, restricted stock awards and stock option grants from comparable publicly traded technology companies. On May 18, 2006, upon the recommendation of the committee on April 28, 2006, the board approved, subject to (i) the receipt of requisite stockholder approval, (ii) the receipt of all necessary qualifications under the California Corporate Securities Law of 1968, as amended, with respect to the offer, sale and issuance of restricted stock, and (iii) the receipt of consents from Executive Officers, namely, Keith Clark, Executive Vice President, Europe and Todd Williams, Vice President, Corporate Controller and Principal Accounting Officer, regarding the exchange of the stock options as noted in the table below, which options will be cancelled and of no further force or effect, for the award of shares of restricted stock at the nominal exercise price of $0.01 per share to Messrs. Clark and Williams with the shares of restricted stock to vest over a three-year period with one-third (1/3rd) of the shares to vest twelve (12) months after the grant date and one-twenty-fourth (1/24th) of the remaining unvested shares to vest at the end of the 13th month and each month thereafter.
      The following table indicates the stock options to be cancelled and the number of shares of restricted stock to be awarded to the named executive officer.

Market Price of
Common Stock at
		time the Board	Weighted-Average
	Number of	Approved the	per Share		Price of
	Stock Options	Cancellation of	Exercise Price of	Number of	Restricted
	to be	Stock Options	Stock Options to	Restricted Stock	Stock
Name & Title	Cancelled	(May 18, 2006)	be Cancelled	to be Awarded	per Share

Todd Williams	80,000	$1.27	$3.11	80,000	$0.01
VP, Corporate Controller & Principal Accounting Officer
Keith Clark	152,500	$1.27	$15.09	250,000	$0.01
Executive VP, Europe
      The awards of shares of restricted stock to the above-named executive officers are within the average range of restricted stock awarded to similar executives at comparable companies as presented to the board by the independent consultant. The committee believes that the shares of restricted stock should be awarded to Messrs. Clark and Williams in exchange for the cancellation of the stock options in order to provide these executives with greater incentive for performance.

Change of Control Agreement.
      The committee also oversaw the review and amendment of its existing Change of Control Agreements and instituted revised agreements with senior executives that are consistent among such executives and more in-line with current practices. The Agreements are discussed in further detail in the proxy statement.

Policy Regarding Deductibility of Compensation.
      Section 162(m) of the Internal Revenue Code (“Section 162(m)”) provides that for federal income tax purposes, the otherwise allowable deduction for compensation paid or accrued to a covered employee of a publicly held corporation is limited to no more than $1,000,000 per year. The company is not presently affected by Section 162(m) because, for the fiscal year ended April 1, 2006, no executive officer’s compensation exceeded $1,000,000 and the company does not believe that the compensation of any executive officer will exceed $1,000,000 for the 2007 fiscal year. Stock options and restricted stock awarded under the company’s 2001 Stock Incentive Plan will be considered performance-based compensation. As performance-based compensation, compensation attributable to stock options and restricted stock awarded under the company’s 2001 Stock Incentive Plan and awarded to covered employees will not be subject to the compensation deduction limitations of Section 162(m).

COMPENSATION COMMITTEE

Lawrence P. Begley, Chairman
John T. Repp
Kent D. Smith
      The foregoing Report of the Compensation Committee shall not be deemed “filed” under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference in any previous or future documents filed by the company with the Securities and Exchange Commission under the Securities Act or the Exchange Act, except to the extent that the company specifically incorporates such Report of the Compensation Committee by reference in any such document.

Company Stock Price Performance
      The following performance graph assumes an investment of $100 on March 31, 2001 and compares the change to March 31, 2006 in the market prices of the Common Stock with a broad market index (Nasdaq Stock Market — U.S.) and an industry index (Nasdaq Computer Manufacturer Index). We paid no dividends during the periods shown; the performance of the indexes is shown on a total return (dividend reinvestment) basis. The graph lines merely connect the prices on the dates indicated and do not reflect fluctuations between those dates.
      The following performance graph shall not be deemed to be incorporated by reference in any previous or future documents filed by us with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the company specifically incorporates the following company Stock Price Performance graph by reference in any such document.
COMPARISON OF 60 MONTHS CUMULATIVE TOTAL RETURN AMONG MTI TECHNOLOGY
CORPORATION, THE NASDAQ STOCK MARKET-U.S. AND THE NASDAQ COMPUTER
MANUFACTURER INDEX PERFORMANCE GRAPH

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
Securities Authorized For Issuance Under Equity Compensation Plans
      The following table sets forth information about stock that may be issued upon exercise of options under all of our equity compensation plans as of April 1, 2006.

				Number of Securities
			Weighted-Average	Remaining Available
	Number of Securities		Exercise Price	for Future Issuance
	to be Issued Upon		per Share of	under Equity
	Exercise of		Outstanding	Compensation Plans
	Outstanding Options,		Options,	(Excluding
	Warrants and		Warrants and	Securities Reflected
Plan Category	Rights		Rights	in Column (a))

	(a)		(b)	(c)
Equity compensation plans approved by security holders:
2001 Stock Incentive Plan	6,790,013		$1.78	2,497,075	(1)
Equity compensation plans approved by security holders:
All Terminated Stock Plans	2,818,897		$8.32
Equity compensation plans not approved by security holders	150,000	(2)	$18.75	—

Total	9,758,910			2,497,075

(1)	Each January 1, the aggregate number of shares of common stock available for issuance under our 2001 Stock Incentive Plan is increased by a number equal to three percent (3%) of the number of shares of common stock outstanding as of December 31 of the immediately preceding calendar year. Please refer to Proposal One regarding an increase in the number of shares available under the plan.

(2)	Represents a warrant to purchase 150,000 shares of our common stock at an exercise price of $18.75 per share. The warrant was issued in August 1999 and expires in August 2009 to an individual who was affiliated with Canopy in connection with services provided to us. The warrant was fully exercisable at April 1, 2006.
Equity Securities and Principal Holders Thereof
      As of July 11, 2006, we had three classes of voting securities: common stock, Series A Stock and Series B Stock. Subject to applicable Nasdaq rules, holders of Series A Stock and Series B Stock currently vote on an as-converted basis with the common stock, equal to 8.5369 votes per share and 8.7792 votes per share, respectively. However, holders of Series A Stock and the Series B Stock do not vote on the election of directors other than a Series A or Series B director, or applicable.
      As of July 11, 2006, each share of Series A Stock was convertible into approximately 12.8 shares of common stock, and the common stock table reflects ownership of Series A Stock on an as-converted basis. Holders of our Series A Stock generally vote with holders of our common stock on an as-converted basis on any matter (other than the election of directors) presented for stockholder action or consideration, except that the maximum number of votes represented by each share of Series A Stock is 8.5369 (subject to adjustment for stock splits, recapitalizations and similar adjustments to our capital stock).
      As of July 11, 2006, each share of Series B Stock was convertible into 10 shares of common stock, and the common stock table reflects ownership of Series B Stock on an as-converted basis. Holders of our Series B Stock generally vote with holders of our common stock on an as-converted basis on any matter (other than the election of directors) presented for stockholder action or consideration, except that the maximum number of votes represented by each share of Series B Stock is 8.7792 (subject to adjustment for stock splits, recapitalizations and similar adjustments to our capital stock.

      Additionally, Series A Stock and Series B Stock are each entitled to a separate class vote with respect to certain significant corporate actions, as described in “Certain Relationships and Related Transactions” and as set forth in the Certificate of Designations governing the Series A Stock and Series B Stock.
      The following tables set forth certain information regarding the beneficial ownership of our voting stock as of July 11, 2006, by (i) each person known by us to own more than 5% of such shares, (ii) each of our directors, (iii) our Chief Executive Officer and each of our named executive officers, and (iv) all of our directors and executive officers as a group. Ownership information has been supplied by the persons concerned. Except as otherwise indicated and subject to the effect of applicable community property laws, we believe that the persons named in this table have sole voting and investment power with respect to all shares. The table below represents shares of common stock on an as-converted basis.
COMMON STOCK

	Shares Beneficially
	Owned(2)

Name and Address of Beneficial Owner(1)	Number	Percent

The Canopy Group, Inc(3)	14,588,285	21.09%
333 South 520 West, Suite 300 Lindon, Utah 84042
Advent International Corporation(4)	22,832,669	33.07%
75 State Street, 29th Floor Boston, MA 02109
EMC Corporation(5)	7,808,405	11.31%
176 South Street Hopkinton, MA 01748
Thomas P. Raimondi, Jr.(6)	1,250,760	1.78%
Lawrence P. Begley(7)	41,667	*
Franz L. Cristiani(8)	136,667	*
William Mustard(9)	16,667	*
Michael Pehl(10)	22,866,003	33.10%
John T. Repp(11)	121,667	*
Kent D. Smith(12)	116,667	*
Edward C. Ateyeh, Jr(13)	851,100	1.23%
Keith Clark(14)	842,321	1.21%
Scott Poteracki(15)	304,226	*
Richard L. Ruskin(16)	291,526	*
Todd Williams(17)	60,760	*
All directors and officers as a group (12 persons)(18)	26,900,031	37.38%

*	Less than 1%

SERIES A AND B CONVERTIBLE PREFERRED STOCK

	Shares Beneficially Owned(2)

	Series A	Series B
	Number	Number	Percent

Digital Media & Communications III Limited Partnership(19)	87,007	248,370	15.59%
Digital Media & Communications III-A Limited Partnership(19)	41,661	118,925	7.46%
Digital Media & Communications III-B Limited Partnership(19)	15,418	44,012	2.76%
Digital Media & Communications III-C Limited Partnership(19)	216,073	616,803	38.72%
Digital Media & Communications III-D C.V.(19)	28,568	81,550	5.12%
Digital Media & Communications III-E C.V.(19)	19,045	54,366	3.41%
Advent Partners DMC III Limited Partnership(19)	6,122	17,475	1.10%
Advent Partners II Limited Partnership(19)	1,757	5,015	0.31%
EMC Corporation(20)	151,146	395,507	25.52%

TOTAL	566,797	1,582,023	100.00%

(1)	Unless otherwise indicated, the address for each beneficial owner is c/o MTI Technology Corporation, Attn: Corporate Secretary, 17595 Cartwright Road, Irvine, California 92614.

(2)	The number and percentage of shares beneficially owned have been determined in accordance with the rules of the SEC, and are based on 38,404,335 issued and outstanding shares of our common stock (not including shares issuable upon exercise of options or warrants except to the extent held by the named person) and 2,148,820 issued and outstanding shares of Series A Stock and B Stock, each as of July 11, 2006. The data included in this table reflects shares of common stock issuable upon conversion of these outstanding shares of convertible preferred stock.

(3)	Based on the Schedule 13G filed with the SEC on February 24, 2004. Includes 125,000 warrants issued on June 20, 2006.

(4)	Includes 5,640,599 shares issuable upon exercise of warrants. Please see discussion regarding Series A Stock and B Stock financing and the proxy agreement among Canopy and the holders of Series A Stock under “Certain Relationships and Related Transactions.”

(5)	Includes 1,916,296 shares issuable upon exercise of warrants. Please see discussion regarding the Series A Stock and Series B Stock financing and the proxy agreement among Canopy and the holders of Series A Stock under “Certain Relationships and Related Transactions.”

(6)	Includes 1,101,314 shares issuable upon exercise of options exercisable within 60 days of July 11, 2006. Includes 94,446 shares vested and released as of July 11, 2006 of the 200,000 restricted stock awarded on February 10, 2005. See Proposal No. Two for a description of the proposed Executives’ Repurchase.

(7)	Includes 16,667 shares issuable upon exercise of options exercisable within 60 days of July 11, 2006.

(8)	Includes 126,667 shares issuable upon exercise of options exercisable within 60 days of July 11, 2006.

(9)	Represents 16,667 shares issuable upon exercise of options exercisable within 60 days of July 11, 2006. Mr. Mustard was President and Chief Executive Officer of Canopy until his resignation on December 23, 2005.

(10)	Represents shares and warrants owned by Advent International Corporation, plus 33,334 shares issuable upon exercise of options exercisable within 60 days of July 11, 2006. Mr. Pehl is an Operating Partner of Advent. Except to the extent of his pecuniary interest therein, Mr. Pehl disclaims beneficial ownership of all shares held by Advent. Please see discussions regarding our private placements of the Series A Stock and Series B Stock and regarding the proxy agreement among Canopy and the holders of Series A Stock and Series B Stock under “Certain Relationships and Related Transactions.”

(11)	Represents 121,667 shares issuable upon exercise of options exercisable within 60 days of July 11, 2006.

(12)	Represents 116,667 shares issuable upon exercise of options exercisable within 60 days of July 11, 2006.

(13)	On July 5, 2006, Mr. Ateyeh received 851,100 shares of common stock and a warrant to purchase 300,000 shares of common stock in connection with the Asset Purchase Agreement dated June 6, 2006, as amended June 28, 2006 and July 5, 2006, by and between MTI Technology Corporation and Collective Technologies, LLC. The warrants are exercisable on July 5, 2007.

(14)	Includes 842,109 shares issuable upon exercise of options exercisable within 60 days of July 11, 2006. See Proposal Two for a description of the proposed Executives’ Repurchase.

(15)	Includes 204,226 shares issuable upon exercise of options exercisable within 60 days of July 11, 2006.

(16)	Includes 287,526 shares issuable upon exercise of options exercisable within 60 days of July 11, 2006.

(17)	Includes 53,901 shares issuable upon exercise of options exercisable within 60 days of July 11, 2006. See Proposal Two for a description of the proposed Executives’ Repurchase.

(18)	Represents shares held by entities affiliated with directors and executive officers as described above, including an aggregate of 8,561,345 shares issuable upon exercise of stock options and warrants exercisable within 60 days of July 11, 2006.

(19)	The address for this entity is c/o Advent International Corporation, 75 State Street, 29th Floor, Boston, Massachusetts 02109. Advent International Corporation holds sole voting and investment power (including dispositive power) over the securities held by this entity. Michael Pehl, one of our directors, is an Operating Partner with Advent International Corporation, and therefore may be deemed to exercise voting and investment power (including dispositive power), over the shares held by this entity. Mr. Pehl disclaims beneficial ownership of the shares held by this entity, except to the extent of his pecuniary interest therein.

(20)	The address for EMC Corporation is 176 South Street, Hopkinton, Massachusetts 01748.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Certain Relationships and Related Transactions

Canopy Group — Letter of Credit.
      In November 2002, we entered into an agreement with Comerica Bank for a line of credit of $7,000,000 at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by The Canopy Group Inc (“Canopy”). The line of credit with Comerica was set to expire on May 31, 2006 and the letter of credit from Canopy was to expire on June 30, 2006. However, on June 20, 2006, we renewed the Comerica line of credit through November 30, 2006 and Canopy renewed its letter of credit guarantee through December 31, 2006. Until December 30, 2004, the Canopy letter of credit was secured by substantially all of our assets. On December 30, 2004, to enable us to enter into a security agreement with EMC Corporation (“EMC”) to increase our purchasing credit limit to $20,000,000, Canopy signed a Waiver and Consent releasing its security interest in our assets and consenting to the EMC transaction. As part of the waiver and consent, we agreed not to increase our indebtedness to Comerica Bank above $5,500,000 and to make principal repayments to Comerica in the amount of $1,833,000 on February 15, 2005, May 15, 2005 and August 15, 2005, in order to eliminate our outstanding indebtedness to Comerica. We made the first payment but we did not make the May 15, 2005 or August 15, 2005 payments. On June 20, 2006, Canopy amended the waiver and consent and terminated our requirement to paydown the outstanding indebtedness to Comerica, extended its letter of credit guarantee through December 31, 2006 and permitted us to borrow additional amounts under the Comerica line of credit as needed. In exchange for this amendment, we issued Canopy a warrant to purchase 125,000 shares of our common stock at an exercise price of $1.23 per share, the fair market value of the date of grant. The warrant is exercisable immediately and has a term of five years. As of July 11, 2006, Canopy holds approximately 21.09% of our common stock, assuming conversion of our outstanding convertible preferred stock and outstanding warrants, but excluding our outstanding stock options.
      In the ordinary course of business on our standard terms and conditions, we may sell and purchase goods and services to and from affiliated companies of Canopy. During fiscal year 2006, there were no sales to companies affiliated with Canopy. During fiscal year 2006, we purchased goods and services from DirectPointe (formerly known as Center 7, Inc.) totaling $120,000. Canopy has an equity interest in DirectPointe.

Jon Caputo — Severance Agreement.
      On November 21, 2005, we entered into a Severance and Release Agreement with Jon Caputo, the company’s Executive Vice President of Worldwide Operations. The severance agreement addresses the terms and conditions of Mr. Caputo’s termination effective November 7, 2005 as our Executive Vice President of Worldwide Operations. As severance, we paid Mr. Caputo $120,000 an amount equal to six (6) months of his annual base salary following his employment termination date of November 7, 2005. For a period of six (6) months following his employment termination, we paid his premium for insurance coverage pursuant to COBRA as he elected such coverage and reimbursed him for other medical, vision and dental expenses he incurred that would have been covered under our existing executive medical plan had he been employed as an executive at the time. During the severance period, Mr. Caputo is free to accept other employment. Mr. Caputo agreed to a general release of all claims he has or may have against us, and to customary restrictions on his use of our proprietary information following his termination.

EMC Corporation — Security Agreement.
      On March 31, 2003, we entered into a reseller agreement with EMC and as a result we have become a reseller and service provider of EMC systems and software. Sales of EMC products accounted for approximately 81% of our total product revenue during fiscal year 2006. On June 1, 2004, we assigned to EMC all of our rights, title and interest in and to all of our patents and patent applications. On December 30, 2004, we entered into a security agreement with EMC whereby we granted EMC a security interest in certain of our assets to secure our obligations to EMC under our existing supply agreements. The assets pledged as collateral consisted primarily of our accounts receivable generated from the sale of EMC products and services, related inventory and the proceeds of such accounts receivable and inventory. In exchange for this security interest, EMC increased our purchasing credit limit to $20,000,000 and terminated a prior letter of credit. However, on June 7, 2006, due to our improved financial position and established payment history, EMC terminated its security agreement and released its security interest in our assets. Our purchasing credit limit with EMC is currently determined based upon the needs of our business and our financial position.

Series A Convertible Preferred Stock (the “Series A Stock”).
      On June 27, 2004, the company sold 566,797 shares of Series A Stock at $26.4645 per share in a private placement to nine investors, consisting of EMC and eight investment funds managed by Advent International Corporation (“Advent Funds”), a $15,000,000 investment. 26.6667% of the investment was made by EMC and the remaining 73.3333% by the Advent Funds. The sale of Series A Stock raised $13,564,000 in net proceeds.
      The sale included issuance of warrants to purchase 1,624,308 shares of common stock of the company at an exercise price of $3.10 per share. The warrants became exercisable on December 20, 2004, and expire on June 17, 2015. Each share of Series A Stock is convertible into common stock any time at the direction of the holders. Each share of Series A Stock is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series A Stock was initially convertible into ten shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the company.
      The issuance of Series B Stock as discussed below, triggered the anti-dilution provisions of the Series A Stock. Upon issuance of the Series B Stock on November 2, 2005, the conversion price of the Series A Stock was reduced from $2.6465 to $2.0650 per share. Currently, each share of Series A Stock is convertible into approximately 12.8 shares of common stock.
      Under the Certificate of Designation for the Series A Stock, each share of Series A Stock has an initial stated value of $26.4645 and is entitled to receive a cumulative dividend thereon at the rate of 8% per year, payable in cash at the discretion of the board. Other than with respect to the election of directors, the holders of Series A Stock generally have the right to vote on any matter with the holders of common stock, and each share of

Series A Stock is entitled to 8.5369 votes. The approval of the holders of a majority of the Series A Stock, voting as a class, will be required to approve certain corporate actions, including:

•	any amendment of the company’s charter or bylaws that adversely affects the holders of Series A Stock, as applicable;

•	any authorization of a class of capital stock ranking senior to, or on parity with, the Series A Stock, as applicable;

•	any increase in the size of the company’s Board of Directors to greater than eight members or any change in the classification of the Board of Directors;

•	certain redemptions or repurchases of capital stock;

•	acquisitions of capital stock or assets from other entities;

•	effecting, or entering into any agreement to effect, any merger, consolidation, recapitalization, reorganization, liquidation, dissolution, winding up or similar transaction (a “Liquidation Event”) involving the company or any of its subsidiaries;

•	any sale of assets of the company or a subsidiary which is outside the ordinary course of business;

•	any purchase of assets of or an equity interest in another entity for more than $5,000,000; and

•	any incurrence of additional debt for borrowed money in excess of $1,000,000.
      The holders of Series A Stock, exclusively and as a single class, are entitled to elect one member of our board, the Series A director, unless the ratio of the voting power of the holders of Series A Stock to the total voting power of all of the company’s voting stock falls below a certain level. If the holders of Series A Stock were to lose the rights to that seat because their percentage ownership fell, we have an obligation under the Investor Rights Agreement with the holders of Series A Stock to increase the size of the Board of Directors to the extent permitted to do so under our Bylaws and, if an amendment to our Bylaws is required, to submit such an amendment to stockholders for approval. No such amendment has been necessary to date and the holders of Series A Stock current have one representative on the board, Mr. Pehl.
      The Series A Stock contains a beneficial conversion discount because the Series A Stock was priced based on 90% of the average closing price of the company’s common stock during the 20 trading days prior to the Series A Stock issuance. The beneficial conversion discount is computed at $8,800,000 including $3,000,000 attributable to the estimated fair value of the warrants. The estimated fair value of the warrants was computed based on the Black-Scholes model using the following assumptions: Risk free rate — 4.71%; Volatility — 87%; Expected life — 10 years. The beneficial conversion discount is amortized as a non-cash charge to retained earnings, and included in the computation of earnings per share, over the five year period using the effective interest method from the Series A Stock issuance date until the first available redemption date.
      The Series A Stock carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. In the event of liquidation, dissolution or winding up of the company, the holders of the Series A Stock will be senior in all respects to all other equity holders of the company, except that they will be junior to the holders of the Series B Stock. The company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.
      Beginning in June 2009, the holders of the Series A Stock will have the right to require the company to redeem all or any portion of the Series A Stock for an amount equal to its stated value plus accrued and unpaid dividends. Beginning in June 2009, the company may redeem all or any portion of the Series A Stock at the greater of (i) the fair market value of the Series A Stock based upon the underlying fair value of the common stock into which the preferred stock is convertible, or (ii) the stated value of the Series A Stock, plus accrued and unpaid dividends. Given that the investor redemption right is outside the control of the company, the Series A Stock was recorded outside of permanent equity.
      Pursuant to the terms of a related investors’ rights agreement, the company agreed to register the sale of shares of common stock issuable upon conversion of the Series A Stock. The registration statement for the

Series A Stock was declared effective in December 2005. As part of the private placement financing, the holders of Series A Stock and Canopy entered into a proxy agreement whereby the holders of Series A Stock are able to vote Canopy’s shares as it relates to certain significant corporate transactions.

Series B Convertible Preferred Stock (the “Series B Stock”).
      On August 19, 2005, the company entered into an agreement to sell shares of Series B Stock in a private placement financing for $20,000,000 in gross proceeds, before payment of professional fees. The purchasers in the private placement were the holders of Series A Stock. The sale of the Series B Stock was subject to stockholder approval and was approved by stockholders at the company’s annual stockholder meeting on November 1, 2005.
      Accordingly, on November 2, 2005, 1,582,023 shares of Series B Stock were issued at a purchase price of $12.6420 per share, which was equal to ten times 90% of the average closing price of the company’s common stock during the 15 trading days prior to the Series B Stock issue date. The sale of Series B Stock raised $19,140,000 in net proceeds. The Series B Stock is convertible any time at the direction of the holders. Each share of Series B Stock is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series B Stock is initially convertible into ten shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the company. The Series B Stock financing included the issuance of warrants to purchase 5,932,587 shares of the company’s common stock at an exercise price of $1.26 per share. The warrants are exercisable immediately and have a ten year life.
      As part of the private placement, the holders of Series B Stock have the right to elect a director to the company’s Board of Directors. The holders of Series B Stock have not elected to designate a director nominee.
      In conjunction with the Series B Stock financing, the rights, preferences and privileges of the Series A Stock were amended to: (i) remove the conversion limitation which previously limited the number of shares of common stock that could be issued upon aggregate conversions of the Series A Stock; (ii) revise the liquidation preferences of the Series A Stock in light of the issuance of the Series B Stock; and (iii) make conforming changes to the preemptive rights of the Series A Stock to reflect the issuance of the Series B Stock.
      The Series B Stock carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. In the event of liquidation, dissolution or winding up of the company, the holders of the Series B Stock is senior in all respects to all other equity holders of the company. The company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.
      Other than with respect to the election of directors, the holders of Series B Stock generally have the right to vote on any matter with the holders of common stock, and each share of Series B Stock is entitled to 8.7792 votes. The approval of the holders of a majority of the Series B Stock, voting as a class, will be required to approve certain corporate actions, including:

•	any amendment of the company’s charter or bylaws that adversely affects the holders of Series B Stock, as applicable;

•	any authorization of a class of capital stock ranking senior to, or on parity with, the Series B Stock, as applicable;

•	any increase in the size of the company’s Board of Directors to greater than eight members or any change in the classification of the Board of Directors;

•	certain redemptions or repurchases of capital stock;

•	acquisitions of capital stock or assets from other entities;

•	effecting, or entering into any agreement to effect, any merger, consolidation, recapitalization, reorganization, liquidation, dissolution, winding up or similar transaction (a “Liquidation Event”) involving the company or any of its subsidiaries;

•	any sale of assets of the company or a subsidiary which is outside the ordinary course of business;

•	any purchase of assets of or an equity interest in another entity for more than $5,000,000; and

•	any incurrence of additional debt for borrowed money in excess of $1,000,000.
      Beginning November 2010, the holders of the Series B Stock will have the right to require the company to redeem all or any portion of the Series B Stock for an amount equal to its stated value plus accrued but unpaid dividends. Beginning in November 2010, the company may redeem all or any portion of the Series B Stock at the greater of (i) the fair market value of the Series B Stock based upon the underlying fair value of the common stock into which the preferred stock is convertible, or (ii) the stated value of the Series B Stock, plus accrued and unpaid dividends. Given that the investor redemption right is outside the control of the company, the Series B Stock is recorded outside of permanent equity on the balance sheet.
      The Series B Stock contains a beneficial conversion discount because the Series B Stock was priced based on 90% of the average closing price of the company’s common stock during the 15 trading days prior to the Series B Stock issuance. The beneficial conversion discount is computed at $10,100,000 including $2,400,000 attributable to the estimated fair value of the warrants. The estimated fair value of the warrants was computed based on the Black-Scholes model using the following assumptions: Risk free rate — 4.58%; Volatility — 84%; Expected life — 10 years. The beneficial conversion discount is amortized as a non-cash charge to retained earnings, and included in the computation of earnings per share, over the five year period using the effective interest method from the Series B Stock issuance date until the first available redemption date.
      Pursuant to the terms of a related investors’ rights agreement, the company agreed to register the sale of shares of common stock issuable upon conversion of the Series B Stock. The registration statement for the Series B Stock was declared effective in December 2005.
      As of July 11, 2006, affiliates of Advent and EMC own approximately 44.38% of the outstanding shares of the company’s capital stock, on an as converted basis assuming conversion of all the shares of Series A Stock and Series B Stock and exercise of all the warrants they presently hold. On a combined basis, EMC, Canopy and affiliates of Advent own approximately 68.1% of the outstanding shares of the company’s capital stock on an as converted basis. Furthermore, if the company has an indemnity obligation under the Securities Purchase Agreement the company entered into in connection with the Series B Stock financing, then the company may, if the company and the holders of the Series B Stock agree, settle up to $2,000,000 of that indemnity obligation by issuing up to an additional $2,000,000 (158,203 shares) of Series B Stock and warrants to purchase 37.5% of the number of shares of common stock into which such additional shares of Series B Stock are convertible when issued. If any such indemnity obligation is not satisfied by issuing shares of Series B Stock and warrants, then it will be satisfied through a cash payment.
      As of July 11, 2006, EMC beneficially owned 7,808,405 shares, or approximately 11.31% of the company’s common stock assuming conversion of the Series A Stock and Series B Stock and related warrants. On April 1, 2006 there was $27,400,000 payable to EMC and $1,600,000 in trade receivables due from EMC. The sale of EMC products represented 81% of product revenue during the fiscal year ended April 1, 2006.
      The holders of the Series A Stock appointed Mr. Pehl to the company’s Board of Directors. Mr. Pehl is a director at Advent International. As of April 1, 2006, Advent beneficially owned 35% of the company’s common stock, assuming conversion of the Series A Stock and Series B Stock and related outstanding warrants.

Indemnification and Change of Control Agreements.
      We have entered into Indemnification Agreements with our directors and executive officers and Change of Control Agreements with our executive officers. See “Employment and Severance Arrangements” above.

Edward C. Ateyeh, Jr. (Ed Taylor) — Collective Technologies, LLC Acquisition.
      On July 5, 2006, in connection with the closing of the transaction with Collective Technologies, LLC (“Collective”), the company entered into an employment agreement with Edward C. Ateyeh, Jr. (Ed Taylor) pursuant to which Mr. Ateyeh will serve as the company’s Executive Vice President U.S. Services and President

of Collective Technologies. Under his employment agreement, Mr. Ateyeh will receive a salary of $300,000 per year and will be eligible to receive a cash bonus of up to $100,000 per year. In addition, Mr. Ateyeh received 300,000 shares of restricted stock and options to purchase 300,000 shares of the company’s common stock, in each case upon compliance with applicable federal and state securities laws.
      Mr. Ateyeh served as president of Collective from May 1994 to July 2006 and as Executive Vice President of Pencom Systems Incorporated, the parent company of Collective, from January 1977 to the Collective acquisition. Mr. Ateyeh was a stockholder in Pencom Systems Incorporated (“Pencom”), the sole member of Collective. As a result of his ownership interest in Pencom, Mr. Ateyeh received, through a distribution by Collective of the consideration it received in the acquisition and a subsequent distribution by Pencom to its stockholders, a note with a principal amount of $581,613, warrants to purchase 300,000 shares of company common stock and 851,100 shares of company common stock. In addition, as a stockholder of Pencom, Mr. Ateyeh may have an indirect interest in any other consideration received by Collective in the transaction that has not been distributed to Pencom and its stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit, Audit-Related and Tax Fees
      The following table presents fees for professional services rendered by Grant Thornton LLP for fiscal years 2006 and 2005.
FEES PAID TO GRANT THORNTON LLP

	Audit	Audit-Related	Tax
	Fees($)	Fees($)(1)	Fees($)(2)

2006	661,821	182,493	—
2005	486,299	61,373	128,722

(1)	Audit related fees consisted principally of reviews of registration statements, issuance of consents and foreign statutory audits.

(2)	Tax fees consisted principally of tax compliance and tax consulting services. Services relating to taxes for fiscal year 2006 were provided by KPMG LLP.
Financial Information Systems Design and Implementation Fees
      Grant Thornton LLP performed no services and no fees were incurred or paid relating to financial information systems design and implementation during fiscal years 2006 and 2005.
All Other Fees
      No other services and no other fees were incurred or paid to Grant Thornton LLP during fiscal years 2006 and 2005.
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
      Prior to engagement of the independent auditor for the next year’s audit, our management expects to submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of July 2006.

MTI TECHNOLOGY CORPORATION

By:	/s/ THOMAS P. RAIMONDI, JR.

Thomas P. Raimondi, Jr.
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.