Form 10-Q
period 2006-07-01
MTI TECHNOLOGY CORP
filed 2006-08-15
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of shares outstanding of the Registrant’s common stock, $.001 par value, as of August 9, 2006 was 38,421,841.

MTI TECHNOLOGY CORPORATION

PART I
FINANCIAL STATEMENTS
ITEM 1 – FINANCIAL STATEMENTS
MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)

	July 1,	April 1,
	2006	2006
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$21,626	$21,660
Accounts receivable, less allowance for doubtful accounts and sales returns of $390 and $514 at July 1, 2006 and April 1, 2006, respectively	38,459	37,803
Inventories, net	6,928	10,466
Prepaid expenses and other receivables	8,719	8,712

Total current assets	75,732	78,641
Property, plant and equipment, net	662	555
Goodwill, net	5,184	5,184
Other assets	482	242

Total assets	$82,060	$84,622

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Line of credit	$5,167	$5,167
Accounts payable	35,064	36,952
Accrued liabilities	7,809	7,423
Accrued restructuring charges	637	847
Deferred revenue, current	11,716	11,820

Total current liabilities	60,393	62,209
Accrued preferred stock dividends	3,616	2,892
Deferred revenue, noncurrent	3,703	4,305

Total liabilities	67,712	69,406

Series A redeemable convertible preferred stock, 567 shares issued and outstanding at July 1, 2006 and April 1, 2006 net of discount of $6,201 and $6,584 at July 1, 2006 and April 1, 2006, respectively	8,799	8,416

Series B redeemable convertible preferred stock, 1,582 shares issued and outstanding at July 1, 2006 and April 1, 2006, net of discount of $9,192 and $9,570 at July 1, 2006 and April 1, 2006, respectively	10,808	10,430

Stockholders’ deficit:
Preferred stock, $.001 par value; 5,000 shares authorized; issued and outstanding 2,149 shares at July 1, 2006 and April 1, 2006, included in redeemable convertible preferred stock	—	—

Common stock, $.001 par value; 80,000 shares authorized; issued and outstanding 36,062 and 36,024 shares at July 1, 2006 and April 1, 2006, respectively	36	36

Additional paid-in capital	155,786	155,039
Accumulated deficit	(158,132)	(155,779)
Accumulated other comprehensive loss	(2,949)	(2,926)

Total stockholders’ deficit	(5,259)	(3,630)

	$82,060	$84,622

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	July 1,	July 2,
	2006	2005
Net product revenue	$33,170	$29,204
Service revenue	9,474	10,127

Total revenue	42,644	39,331

Product cost of revenue	27,036	23,481
Service cost of revenue	7,658	7,772

Total cost of revenue	34,694	31,253

Gross profit	7,950	8,078

Operating expenses:
Selling, general and administrative	9,144	9,274
Restructuring charges	—	894

Total operating expenses	9,144	10,168

Operating loss	(1,194)	(2,090)

Interest and other income (expense), net	48	(63)
Gain (loss) on foreign currency transactions	313	(840)

Loss before income tax expense	(833)	(2,993)
Income tax expense	36	10

Net loss	(869)	(3,003)

Amortization of preferred stock discount	(761)	(320)
Dividend on preferred stock	(724)	(300)

Net loss applicable to common shareholders	$(2,354)	$(3,623)

Net loss per share applicable to common shareholders:
Basic and diluted	$(0.07)	$(0.10)

Weighted average shares used in per share computations:
Basic and diluted	36,048	35,210

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	July 1,	July 2,
	2006	2005
Cash flows from operating activities:
Net loss	$(869)	$(3,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72	211
Provision for losses on accounts receivable, net	2	5
Provision for inventory obsolescence	128	128
Restructuring charges	—	894
Stock-based compensation expense	613	62
Changes in assets and liabilities:
Accounts receivable	(683)	(443)
Inventories	3,409	(126)
Prepaid expenses, other receivables and other assets	(257)	399
Accounts payable	(1,904)	2,196
Deferred revenue	(709)	(1,556)
Accrued and other liabilities	156	(3,072)

Net cash used in operating activities	(42)	(4,305)

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(176)	(5)

Net cash used in investing activities	(176)	(5)

Cash flows from financing activities:
Proceeds from exercise of stock options	11	240
Proceeds from issuance of preferred stock, net	—	(87)
Payment of capital lease obligations	—	(51)

Net cash provided by financing activities	11	102

Effect of exchange rate changes on cash	173	(182)

Net decrease in cash and cash equivalents	(34)	(4,390)
Cash and cash equivalents at beginning of period	21,660	12,191

Cash and cash equivalents at end of period	$21,626	$7,801

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$103	$56
Income taxes	56	31
Non-cash investing and financing activities:
Accrued dividends on preferred stock	$724	$300
See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Company
          MTI Technology Corporation (MTI or the “Company”) is a multinational total information storage infrastructure solutions provider that offers a wide range of storage systems, software, services and solutions that are designed to help organizations get more value from their information and maximize their information technology (IT) assets. In March 2003, MTI became a reseller and service provider of EMC Automated Networked Storage™ systems and software pursuant to a reseller agreement with EMC Corporation, a world leader in information storage systems software, networks and services. Although it focuses primarily on EMC products, the Company also supports and services customers that continue to use MTI-branded RAID controller technology and partnered independent storage technology. The terms of the EMC reseller agreement do not allow the Company to sell data storage hardware that competes with EMC products. As an EMC reseller, MTI combines its core services capabilities, including storage networking assessment, installation, resource management and enhanced data protection, with the complete line of EMC Automated Networked Storage systems and software, focusing on the CLARiiON® family of systems. MTI designs and implements solutions that incorporate a broad array of third party products to meet customer requirements in the areas of storage area networks, network attached storage, high-availability systems for enhanced business continuance, data protection systems incorporating enhanced backup and recovery, Information Lifecycle Management, archiving and tape automation. The Company also enhances the value of its storage solutions through its 24 hour, seven days per week support and service infrastructure, which includes an international network of on-site field engineers, a storage solution laboratory, and global technical support centers. The sale of EMC products accounted for 90% and 86% of total product revenue for the three months ended July 1, 2006 and July 2, 2005, respectively.
          Subsequent to the first quarter of fiscal 2007, MTI completed an acquisition of Collective Technologies, LLC, a provider of enterprise-class IT infrastructure services and solutions (see Note 11).
          Overview
          The interim condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2006. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of July 1, 2006 and the results of operations and cash flows for the three-month periods ended July 1, 2006 and July 2, 2005. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.
          Certain reclassifications have been made to the fiscal year 2006 financial statements to conform with the fiscal year 2007 presentation.
          References to dollar amounts in this financial statement section, except per share data, are in thousands unless otherwise specified.
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
          In light of the recent acquisition of Collective and the Company’s growing emphasis on integration and consulting services, the Company is currently evaluating the financial statement presentation of product revenue on a gross versus net margin basis.
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
          Accounting for stock-based compensation
          Effective April 2, 2006, the Company adopted Statement 123R, “Share Based Payment,” which revises Statement 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123R requires that the fair value of stock-based employee compensation, including stock options and stock awards, be recognized as expense as the related services are performed. See Note 9 for more information about this adoption and its impact on the Company’s financial statements.
(2) RESTRUCTURING
          The Company implemented restructuring programs to reduce its cost structure as a result of a shift in focus from developing technology to becoming a product integrator and reseller as well as to simplify the European operating structure. The activity for each restructuring plan is described below:
          2005 Restructuring Program
          In the fourth quarter of fiscal 2005, the Company implemented plans to restructure its European operations. This plan was initiated primarily in order to reduce operating costs and reduce duplication of processes throughout the European operations. The 2005 restructuring plan primarily involved the closure of the Dublin, Ireland facility and the consolidation of European finance functions within the Wiesbaden, Germany facility.

          The activity for the 2005 restructuring plan for the three months ended July 1, 2006 is presented below:
          Three Months Ended July 1,2006

	Beginning	Additional		Ending
Category	Balance	Charges	Utilization	Balance
Facilities actions	$603	$—	$—	$603
Workforce reduction	29	—	(2)	27

Total	$632	$—	$(2)	$630

          The utilization of the reserve for the three-months ended July 1, 2006 is net of a $30 adjustment for foreign currency translation.
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
     The activity for the 2002 restructuring plan for the three months ended July 1, 2006 is presented below:
          Three Months Ended July 1,2006

	Beginning	Additional		Ending
Category	Balance	Charges	Utilization	Balance
Facilities actions	$215	$—	$(208)	$7

(3) INVENTORIES
     Inventories consist of the following:

	July 1,	April 1,
	2006	2006
	(UNAUDITED)
Finished goods	$6,141	$9,611
Service spares and components	787	855

	$6,928	$10,466

     The Company recorded an inventory provision of $128 in both the first quarter of fiscal 2007 and 2006, primarily related to spare parts inventory. The spare parts inventory was written down due to the continued decline in our legacy product installed base, and related maintenance renewals, which led to a revised estimate of the carrying value of certain spare parts.
(4) COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
     Prepaid expenses and other receivables are summarized as follows:

	July 1,	April 1,
	2006	2006
	(UNAUDITED)
Prepaid maintenance contracts	$6,076	$6,312
Other	2,643	2,400

	$8,719	$8,712

     Accrued liabilities are summarized as follows:

	July 1,	April 1,
	2006	2006
	(UNAUDITED)
Salaries and benefits	$2,968	$2,661
Sales tax	1,995	2,236
Customer deposits	553	519
Commissions	683	684
Warranty costs	687	662
Other	923	661

	$7,809	$7,423

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
          The changes in the Company’s warranty obligation are as follows:

Three Months
Ended
July 1, 2006
Balance at beginning of period	$662
Current period warranty charges	134
Current period utilization	(109)

$687

(5) DEBT
     Credit Agreement and Lines of Credit
          In November 2002, the Company entered into an agreement with Comerica Bank for a line of credit of $7,000 at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by The Canopy Group, Inc. (“Canopy”). On June 20, 2006, the Company renewed the Comerica line of credit through November 30, 2006 and Canopy renewed its letter of credit guarantee through December 31, 2006. Until December 30, 2004, as discussed below, the Canopy letter of credit was secured by substantially all the assets of the Company. As of July 1, 2006, there was $5,167 and $390 in borrowings and letters of credit outstanding, respectively, under the Comerica Loan Agreement and $1,443 was available for borrowing.
          On December 30, 2004, the Company entered into a security agreement with EMC whereby the Company granted EMC a security interest in certain of its assets to secure the Company’s obligations to EMC under its existing supply agreements. The assets pledged as collateral consisted primarily of the Company’s accounts receivable generated from the sale of EMC products and services, related inventory and the proceeds of such accounts receivable and inventory. In exchange for this security interest, EMC increased the Company’s purchasing credit limit to $20,000. On June 7, 2006, due to the Company’s improved financial position and established payment history, EMC terminated the security agreement and released its security interest in all of the Company’s assets. On a go-forward basis, the Company’s purchasing credit limit with EMC will be determined based on the needs of the business and its financial position. The Company’s payment terms with EMC will remain at net 45 days from shipment.
          The Company had previously granted a security interest in all of its personal property assets to Canopy as security for the Company’s obligations to Canopy in connection with Canopy’s guaranty of the Company’s indebtedness to Comerica Bank. To enable the Company to pledge the collateral described above to EMC, Canopy delivered to the Company a waiver and consent releasing Canopy’s security interest in the collateral to be pledged to EMC and consenting to the transaction. As part of the waiver and consent, the Company agreed not to increase its indebtedness to Comerica Bank above its then-current outstanding balance of $5,500, and to make a principal repayment to Comerica equal to $1,833 on each of February 15, 2005, May 15, 2005 and August 15, 2005 in order to eliminate the Company’s outstanding indebtedness to Comerica. In connection with the renewal of the Comerica agreement noted above, Canopy amended its waiver and consent which terminated the requirement to pay-down the indebtedness to Comerica and extended their letter of credit guarantee through December

31, 2006. In exchange for this waiver and consent amendment, the Company issued a warrant to purchase 125,000 shares of its common stock at an exercise price of $1.23 per share, the market price on the date of grant. The warrant is exercisable immediately and has a five year life. The fair value of the warrant was estimated using the Black-Scholes model to be approximately $100. This amount will be amortized into expense over the six-month term of the guarantee.
          The Comerica loan agreement contains negative covenants placing restrictions on the ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. Comerica has issued a consent related to the acquisition of Collective Technologies discussed in Note 11. The Company is currently in compliance with all of the terms of the Comerica loan agreement and believes that it will remain in compliance. Upon an event of default, Comerica may terminate the Comerica loan agreement and declare all amounts outstanding immediately due and payable.
(6) BUSINESS SEGMENT AND INTERNATIONAL INFORMATION
          The Company is a total information storage infrastructure solutions provider providing storage solutions for the mid-range enterprise market and has one reportable business segment. The Company has two operating segments which are identified by geographic regions, United States and Europe. These operating segments are aggregated into one reporting segment as they have similar economic characteristics. The Company’s operations are structured to achieve consolidated objectives. As a result, significant interdependence and overlap exists among the Company’s geographic areas. Accordingly, revenue, operating loss and identifiable assets shown for each geographic area may not be the amounts which would have been reported if the geographic areas were independent of one another. Revenue and transfers between geographic areas are generally priced to recover cost, plus an appropriate mark-up for profit. Operating loss is revenue less cost of revenues and direct operating expenses.
          A summary of the Company’s operations by geographic area is presented below:

	Three Months Ended
	July 1,	July 2,
	2006	2005
Revenue:
United States	$25,287	$23,390
Germany	5,777	6,157
France	7,742	6,423
United Kingdom	3,838	3,361

Total revenue	$42,644	$39,331

Operating income(loss):
United States	$(1,534)	$(796)
Germany	(29)	(74)
France	155	(575)
United Kingdom	214	(645)

Total operating loss	$(1,194)	$(2,090)

	July 1,	April 1,
	2006	2006
Identifiable assets:
United States	$48,178	$51,297
Germany	8,137	7,722
France	14,245	13,460
United Kingdom	6,316	6,959
Tangible assets	76,876	79,438
Goodwill – United States	3,059	3,059
Goodwill – Europe	2,125	2,125

Total assets	$82,060	$84,622

          No single customer accounted for more than 10% of revenue for the three-months ended July 1, 2006 or July 2, 2005.
(7) COMPREHENSIVE LOSS
          The components of comprehensive loss are as follows:

	Three Months Ended
	July 1,	July 2,
	2006	2005
Net loss	$(869)	$(3,003)
Foreign currency translation adjustment	(23)	542

Total comprehensive loss	$(892)	$(2,461)

(8) NET LOSS PER SHARE
          The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended
	July 1,	July 2,
	2006	2005
Numerator:
Net loss	$(869)	$(3,003)
Amortization of preferred stock discount	(761)	(320)
Dividend on preferred stock	(724)	(300)

Net loss applicable to common shareholders	$(2,354)	$(3,623)

Denominator:
Basic and diluted weighted-average shares outstanding	36,048	35,210

Net loss per share applicable to common shareholders, basic and diluted	$(0.07)	$(0.10)

     Options and warrants to purchase 17,602,000 and 13,198,000 shares of common stock were outstanding at July 1, 2006 and July 2, 2005, respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive. The common share equivalents related to the convertible preferred stock were not included in the computation of diluted earnings per share as the effect would be anti-dilutive for all periods presented.
(9) STOCK-BASED COMPENSATION & STOCKHOLDERS’ EQUITY
Adoption of Statement 123R
          Effective April 2, 2006, the Company adopted Statement 123R, “Share Based Payment,” which revises Statement 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123R requires that the fair value of stock-based employee compensation, including stock options and stock awards, be recognized as expense as the related services are performed. The Company previously accounted for its stock-based compensation using the intrinsic value method as defined in APB Opinion No. 25 and accordingly, prior to April 2, 2006, compensation expense for stock options was measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company used the modified prospective transition method to adopt the provisions of Statement 123R. Under this method, unvested awards at the date of adoption are amortized based on the grant date fair value estimated in accordance with the original provisions of Statement 123. The modified prospective transition method does not allow for the restatement of results from prior periods, and as a result, year over year comparison of margins and operating expenses will be impacted by this non-cash expense for all periods of fiscal 2007. Deferred compensation which related to prior awards has been eliminated against additional paid-in capital as required by Statement 123R. Statement 123R also changes the reporting of tax-related amounts within the statement of cash flows. Benefits of expected tax deductions in excess of recognized compensation costs (“windfall benefits”) are required to be recorded as a financing activity. The Company had no realized windfall tax benefit amounts for the quarter ended July 1, 2006.
          Under Statement 123, the Company previously followed an accounting policy of recognizing forfeitures as they occurred. Statement 123R requires that compensation cost be recorded only for the awards that are expected to be earned and therefore an estimate of expected forfeitures must be used. As part of the implementation of Statement 123R, the Company has estimated expected forfeitures to occur at a rate of 13%. This estimate is based upon its historical experience and expectations for the future. Total stock-based compensation expense has been recorded net of expected forfeitures.
     As a result of the adoption of Statement 123R, the Company recorded $613 in stock-based compensation expense for the three months ended July 1, 2006, with no net tax benefit recognized. This reduced basic and diluted loss per share by $0.02 per share. Included in the $613 is $57 related to expense from restricted stock awards which was not impacted by the adoption of Statement 123R. The three months ended July 2, 2005 contained equity compensation expense of $62 related exclusively to expense from restricted stock awards. The following table presents the stock-based compensation expense included in our cost of revenue and selling, general and administrative expenses for the three months ended July 1, 2006 and July 2, 2005 (in thousands):

	Three Months	Three Months
	Ended July 1,	Ended July 2,
	2006	2005
Service cost of revenue	$49	$—
Selling, general and administrative	564	62

Total stock-based compensation expense	$613	$62

          Prior to adopting Statement 123R, the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB Opinion No. 25. Had compensation expense for employee stock options been determined based on the fair value of the options on the date of grant, using the assumptions discussed below for the three months ended July 2, 2005, the Company’s net loss and loss per share would have been as follows (in thousands, except per share data):

Three Months
Ended July 2,
2005
Net loss applicable to common shareholders, as reported	$(3,623)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	62
Deduct: Stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(686)

Pro forma net loss applicable to common shareholders	$(4,247)

Net loss per share:
Basic and diluted, as reported	$(0.10)

Basic and diluted, pro forma	$(0.12)

          The fair value of each option granted during the three months ended July 1, 2006 and July 2, 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended	Three Months Ended
	July 1, 2006	July 2, 2005
Risk free interest rate	5.14%	3.84%
Expected volatility	75.0%	90.0%
Expected life in years	5.8	5.0
Dividend yield	None	None
Weighted-average fair value at grant date	$0.82	$1.20
          The risk-free interest rate is based on the currently available rate on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option converted into a continuously compounded rate. The expected volatility of stock options under Statement 123R is based on an average of historical volatility of the Company for the previous three fiscal years. The Company believes that this term most accurately reflects the future volatility of the Company’s common shares. The previous three year period was used as it reflects the time that the Company has been a reseller and system integrator, which is a significantly different business model than prior to that time as an OEM manufacturer. The expected life of the Company’s options used in the valuation of options granted for the three months ended July 1, 2006 was based on the use of the simplified method as described in the SEC’s Staff Accounting Bulletin No. 107. The simplified method was used due to the lack of available data to reliably estimate future exercise patterns, as the Company excluded exercise patterns prior to becoming a reseller and system integrator. Prior to the adoption of Statement 123R, the expected life of the Company’s options was based on historical exercise patterns. The dividend yield reflects the fact that the Company has never declared or paid any cash dividends on its common shares and does not currently anticipate paying cash dividends in the future.

Equity Plans
     The Company granted stock options under its 1987 Incentive Stock Option Plan and Non-Qualified Stock Option Plan, its 1992 Stock Incentive Plan, its 1996 Stock Incentive Plan, and its 2001 Stock Incentive Plan, at prices equal to the fair market value of the Company’s common stock at date of grant.
     The Company’s stockholders approved the 2001 Stock Incentive Plan (SIP), the 2001 Non-Employee Director Option Program (Program) and the 2001 Employee Stock Purchase Plan (ESPP) on July 11, 2001. Upon approval of these plans, all prior plans were terminated. Therefore, the Company will no longer issue options under its prior plans and has granted stock options under its SIP. Options currently outstanding under prior plans as of July 1, 2006, shall remain in effect in accordance with the respective terms of such plans. In the first quarter of fiscal year 2004, the Board approved the amended Stock Incentive Plan (the Amended SIP) to increase the number of shares issuable by 2,500,000 shares. Under the Amended SIP, the maximum aggregate number of shares of Common Stock available for grant shall be 6,500,000 shares. A maximum of 1,200,000, 450,000 and 9,477,000 shares are authorized for issuance under the ESPP, the Program and the SIP, respectively. The Program functions as part of the SIP.
     In connection with the acquisition of Collective Technologies, LLC, on June 2, 2006, the Company adopted the 2006 Stock Incentive Plan (CT), pursuant to which the options and restricted stock to be granted to employees acquired from Collective will be granted. As of July 1, 2006, there were 2,651,400 shares available for issuance under this plan.
     At various times from March 2005 through March 2006, the Company issued options to purchase shares of its common stock under the 2001 Stock Incentive Plan to directors, employees and consultants, with exercise prices ranging from a minimum of $1.44 per share to a maximum of $2.45 per share, for the purpose of providing incentive compensation to those directors, employees and consultants. The aggregate exercise price of the issued options is approximately $1.2 million. The options were issued in accordance with applicable federal securities laws and registered on Form S-8. The Company believed in good faith that it could rely on a prior qualification order issued pursuant to Section 25111 of the California Corporations Code (the “Code”) or an exemption from the qualification requirements thereof; however, the options may not in fact have been issued in compliance with the provisions of Section 25110 of the Code. In order to comply with the securities laws of California, where the Company has its headquarters, the Company intends to apply for approval of the terms of a repurchase offer. Under the terms proposed to be submitted to the California Department of Corporations, the Company would offer to repurchase any outstanding options issued during such period for a cash price equal to 20% of the aggregate exercise price of the option, plus interest at an annual rate of 7%. There is no assurance that the terms of the repurchase offer will be approved, and the Company could be required to offer a higher repurchase price or to extend the offer to a greater number of persons. During this period, all of the non-employee directors received the grants described above. All of the non-employee directors have executed releases as to any claims they might have under the repurchase offer and waived any rights thereunder.
Non-Employee Directors Option Program
     On July 11, 2001, the Company’s shareholders approved the 2001 Non-Employee Directors Option Program which functions as part of the SIP described above. Upon approval of the Program, the 1994 Director’s Non-Qualified Stock Option Plan was terminated, although options currently outstanding under the prior plan shall remain in effect in accordance with the respective terms of such plan. Under the Program, each non-employee director first elected to the Board of Directors following the effective date of the SIP will automatically be granted an option to acquire 50,000 shares of Common Stock at an exercise price per share equal to the fair market value of Common Stock on the date of grant. These options will vest and become exercisable in three equal installments on each anniversary of the grant date. Upon the date of each annual stockholders’ meeting, each non-employee director who has been a member of the Board of Directors for at least 11 months prior to the date of the stockholders’ meeting will receive an automatic grant of options to acquire 25,000 shares of the Company’s Common Stock at an exercise price equal to the fair market value of the Company’s Common Stock at the date of grant. These options will vest and become exercisable in three equal installments on each anniversary of the grant date. As of July 1, 2006, there were options to purchase 525,000 shares outstanding under this program.
     Options granted typically vest over a period of three years from the date of grant. At July 1, 2006 the number of options exercisable was 7,570,155 and the weighted-average exercise price of those options was $4.12. As of July 1, 2006 there were 1,167,683 shares available for grant.
          The Company has recorded approximately $546 of compensation expense relative to stock options for the three months ended July 1, 2006 in accordance with Statement 123R. As of July 1, 2006, there was approximately $2,100 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.78 years. The following table summarizes our option activity under all equity plans for the three months ended July 1, 2006 as follows (shares in thousands):

		Wtd. Avg.	Wtd. Avg.	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (years)	Value
Balance at April 1, 2006	9,608,910	$3.70

Granted	379,500	1.27
Exercised	(20,800)	0.51
Forfeited/Expired	(255,000)	2.61

Balance at July 1, 2006	9,712,610	3.64	6.4	$947

Options exercisable at July 1, 2006	7,570,155	$4.12	5.8	$944

The total intrinsic value of options exercised during the three months ended July 1, 2006 was $17.
Employee Stock Purchase Plan
     On July 11, 2001, the Company’s shareholders approved the ESPP. A maximum of 1,200,000 shares of common stock is authorized for issuance under the ESPP. Under the ESPP, all employees of the Company, and its designated parents or subsidiaries, whose customary employment is more than five months in any calendar year and more than 20 hours per week are eligible to participate. The ESPP was implemented through overlapping offer periods of 24 months duration commencing each January 1 and July 1. Purchase periods generally commence on the first day of each offer period and terminate on the next following June 30 or December 31 respectively. The price per share at which shares of common stock are to be purchased under the ESPP during any purchase period is eighty-five percent (85%) of the fair market value of the common stock on the first day of the offer period or eighty-five percent (85%) of the fair market value of the common stock on the last day of the purchase period, whichever is lower. There were no shares purchased under the ESPP during the three months ended July 1, 2006. The ESPP plan is considered compensatory under Statement 123R. The Company recorded $10 in compensation expense for the three months ended July 1, 2006 related to the ESPP. The fair value of the ESPP shares were estimated using the Black-Scholes model with the following assumptions calculated as of the beginning of the offering period (January 1, 2006): Risk free interest rate – 4.37%; Expected term – six months; Volatility: 49.0%; Dividend rate – none.
Restricted Stock
     During the first quarter of fiscal year 2007, the Company granted 1,175,000 shares of restricted stock to various company executives. Based on the fair market value at the date of grant, the Company will record $1,500 in compensation expense ratably over the vesting period of the restricted stock. The restricted stock vests one-third on the first anniversary date of the grant and the remaining two-thirds vests monthly thereafter over the following two years. The shares will be fully vested on the third anniversary date of the grant.
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
     The Company has recorded $57 of compensation expense related to restricted stock awards for the quarter ended July 1, 2006 in accordance with Statement 123R. As of July 1, 2006, there was $1,400 of total unrecognized compensation costs related to the restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.81 years. Restricted stock activity under all plans is summarized as follows:

		Wtd. Avg.
	Restricted	Remaining
	Stock	Contractual Term
	Outstanding	(years)
Restricted shares at April 1, 2006	127,778
Awarded	1,175,000
Vested	(16,668)
Cancelled/Forfeited	—

Restricted shares at July 1, 2006	1,286,110	2.81

          The weighted average grant-date estimated fair value of restricted stock awards granted during the three months ended July 1, 2006 was $1.26 per share. The total estimated fair value of restricted stock awards vested was $22 for the three months ended July 1, 2006.
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
          The Series A contains a beneficial conversion discount because the Series A was priced based on 90% of the average closing price of the Company’s common stock during the 20 trading days prior to the Series A issuance. The beneficial conversion discount is computed at $8,835 including $3,000 attributable to the estimated fair value of the warrants. The estimated fair value of the warrants was computed based on the Black-Scholes model using the following assumptions: Risk free rate – 4.71%; Volatility – 87%; Expected life – 10 years. The beneficial conversion discount is amortized as a non-cash charge to retained earnings, and included in the computation of earnings per share, over the five year period using the effective interest method from the Series A issuance date until the first available redemption date. Amortization of the beneficial conversion discount was $2,634 at July 1, 2006. At July 1, 2006, the Series A is recorded net of the unamortized discount of $6,201.

          The Series A carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. At July 1, 2006, the Company had accrued dividends of $2,549 for the Series A. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series A will be senior in all respects to all other equity holders of the Company, except that they will be junior to the holders of the Series B. The Company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.
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
          The Series A is entitled to 8.5369 votes per share on all matters, except the election of directors, where the Series A has the right to elect one director to the Board. The Series A has approval rights as well with respect to certain significant corporate transactions. Pursuant to the terms of a related investors’ rights agreement, the Company agreed to register the sale of shares of common stock issuable upon conversion of the Series A. The registration statement for the Series A was declared effective on December 15, 2005. As part of the private placement financing, the Series A investors and Canopy entered into a proxy agreement whereby the Series A investors are able to vote Canopy’s shares as it relates to certain significant corporate transactions (see further discussion in “Risk Factors” in Item 1A of this Form 10-Q.
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
     Accordingly, on November 2, 2005, 1,582,023 shares of Series B were issued at a purchase price of $12.6420 per share, which was equal to ten times 90% of the average closing price of the Company’s common stock during the 15 trading days prior to the Series B issue date. The sale of Series B raised $19,140 in net proceeds. The Series B is convertible any time at the direction of the holders. Each share of Series B is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series B is initially convertible into ten shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The Series B financing included the issuance of warrants to purchase 5,932,587 shares of the Company’s common stock at an exercise price of $1.26 per share. The warrants are exercisable immediately and have a ten year life. As part of the private placement, the Series B investors have the right to elect a director to the Company’s Board of Directors. As of July 1, 2006, the Series B holders have not yet elected to designate a director nominee. In conjunction with the Series B financing, the rights, preferences and privileges of the Series A were amended to: (i) remove the conversion limitation which previously limited the number of shares of common stock that could be issued upon aggregate conversions of the Series A; (ii) revise the liquidation preferences of the Series A in light of the issuance of the Series B; and (iii) make conforming changes to the preemptive rights of the Series A to reflect the issuance of the Series B.
     The Series B contains a beneficial conversion discount because the Series B was priced based on 90% of the average closing price of the Company’s common stock during the 15 trading days prior to the Series B issuance. The beneficial conversion discount is computed at $10,169 including $2,490 attributable to the estimated fair value of the warrants. The estimated fair value of the warrants was computed based on the Black-Scholes model using the following assumptions: Risk free rate – 4.58%; Volatility – 84%; Expected life – 10 years. The beneficial conversion discount is amortized as a non-cash charge to retained earnings, and included in the computation of earnings per share, over the five year period using the effective interest method from the Series B issuance date until the first available redemption date. Amortization of the beneficial conversion was $977 at July 1, 2006. At July 1, 2006, the Series B is recorded net of the unamortized discount of $9,192.
     The Series B carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. At July 1, 2006, the Company had accrued dividends of $1,067 for the Series B. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series B is senior in all respects to all other equity holders of the Company. The Company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.
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
(10) RELATED-PARTY TRANSACTIONS
     As discussed in Note 9, EMC was a participating investor in the Series A and Series B offerings. EMC contributed $4,000 of the $15,000 gross proceeds in the Series A offering and $5,000 of the $20,000 gross proceeds in the Series B offering. As of July 1, 2006, EMC beneficially owned 7,808,405 shares, or 12% of the Company’s common stock assuming conversion of the Series A and Series B and related warrants. At July 1, 2006 and July 2, 2005, there was $28,030 and $16,400 payable to EMC and $735 and $606 in trade receivables due from EMC, respectively. The sale of EMC products represented 90% and 86% of product revenue for the three months ended July 1, 2006 and July 2, 2005 respectively.
          As discussed in Note 9, the holders of the Series A convertible stock appointed Mr. Pehl to the Company’s Board of Directors. Mr. Pehl is a director at Advent International. As of July 1, 2006, Advent beneficially owned 34% of the company’s common stock, assuming conversion of the Series A and Series B and related outstanding warrants.
          In the normal course of business, the Company sells and purchases goods and services to and from subsidiaries of Canopy. Goods and services purchased from companies affiliated with Canopy were $30 for both the three months ended July 1, 2006 and July 2, 2005. There were no goods and services sold to companies affiliated with Canopy for the three months ended July 1, 2006 or July 2, 2005. Through December 17, 2004, Ralph J. Yarro III, one of the Company’s Directors, was a Director, President and Chief Executive Officer of Canopy. Also through December 17, 2004, Darcy G. Mott, one of the Company’s Directors, was Vice President, Treasurer and Chief Financial Officer of Canopy. Effective March 10, 2005, Mr. Yarro and Mr. Mott resigned from their positions as Directors of the Company. Mr. Mustard replaced Mr. Yarro as President and CEO of Canopy until December 23, 2005 when Mr. Mustard resigned from Canopy. Mr. Mustard is a Director of the Company. On June 15, 2006, Mr. Mustard announced his decision to not stand for reelection to our Board of Directors. As of July 1, 2006, Canopy beneficially owned 22% of the Company’s common stock, assuming conversion of the Series A and Series B and related outstanding warrants. Canopy also acts as a guarantor related to the Company’s loan agreement with Comerica (see Note 5).
(11) SUBSEQUENT EVENTS
          On June 6, 2006, the Company entered into an Asset Purchase Agreement with Collective Technologies, LLC and effective July 2, 2006, the acquisition was closed. Pursuant to the Asset Purchase Agreement, the Company acquired specified assets and liabilities of Collective for a purchase price consisting of:
•	$6,000 in cash;

•	a note in the amount of $2,000 bearing interest at 5% and due in twelve quarterly payments beginning 90 days after closing;

•	2,272,727 shares of the Company’s common stock;

•	a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.32 per share;

•	assumption of certain liabilities.
          The shares issued as consideration in the transaction are subject to a 12 month lock-up agreement and have piggyback registration rights. The purchase price is subject to certain adjustments specified in the Asset Purchase Agreement. The Company will also issue up to 306,303 shares of restricted stock and up to 1,608,481 stock options to former employees of Collective that it acquired in the transaction, or increase the purchase price in lieu thereof in certain instances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2006. The following discussion contains forward-looking statements and should also be read in conjunction with the risk factors set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.
          The MD&A that follows is designed to provide information that will assist readers in understanding our consolidated financials statements, changes in certain items in those statements from year to year and the primary factors that caused those changes and how certain accounting principles, policies and estimates affect our financial statements.
FORWARD LOOKING STATEMENTS AND SAFE HARBOR
          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our relationship with EMC, storage solution trends, strategy, backlog, competition, demand seasonality, acquisition of Collective Technologies, LLC, financing, revenue, margins, operations, capital expenditures, service offerings, personnel, dividends, litigation and compliance with applicable laws. In particular, this Quarterly Report on Form 10-Q contains forward-looking statements regarding:
•	our market strategy to become the preferred provider for sales, professional services and maintenance to the mid-enterprise market for information infrastructure solutions;

•	our total solutions approach and the ability of the EMC product brand to meet our customers’ needs and to track their buying decisions;

•	our belief that order backlog as of any particular date is not meaningful as it is not necessarily indicative of future sales levels;

•	our anticipation of demand for our products and services to follow seasonal patterns;

•	our expectations about future product revenue and margin percentages;

•	our expectations about the effects of our acquisition of Collective on our service revenue;

•	our beliefs regarding our ability to grow revenue and achieve profitability;

•	our estimate of expected award forfeitures;

•	our expectation to incur significant costs in connection with our acquisition of Collective Technologies, LLC;

•	the factors upon which our future depends, which, in addition to our cost-reduction initiatives, include improving revenues and margins, continuing our relationship with EMC, expanding our service offerings, receiving market acceptance of new products and services, recruiting, hiring, training and retaining significant numbers of qualified personnel, forecasting revenues and expenses, controlling expenses, and managing assets;

•	our belief that our current cash and receivable balances will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months;

•	our belief regarding the timing and risk of undetected software or hardware errors;

•	our belief that our success is dependent to a significant extent on our personnel, including our executive officers;

•	our belief that we are currently in compliance with Nasdaq Capital Market continued listing requirements;

•	our belief that we will remain in compliance with all the terms of the Comerica loan agreement;

•	our expectation to retain earnings and not to declare or pay any cash dividends in the near future;

•	our expectation that the loss of hardware maintenance revenue will be mitigated by an increase in professional service revenue and software maintenance revenue; and

•	our business outlook, including all statements in the section titled “Outlook” in Item 2 below.
     Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail under the heading “Risk Factors” in Item 1A of Part II of this report. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and, except as otherwise required by law, we assume no obligation to update or revise any forward-looking statement to reflect new information, events or circumstances after the date hereof.
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
OVERVIEW AND EXECUTIVE SUMMARY
          Our financial objective is to achieve profitable growth. Management believes that by providing a combination of systems, software, services and solutions to meet customers’ needs, we will be able to further grow revenues and achieve profitability. In March 2003, we became a reseller and service provider of EMC storage systems and software, pursuant to a reseller agreement with EMC Corporation. This shift from a developer of technology to a reseller and total information storage infrastructure solutions provider has had the following primary financial implications:
•	We have increased product revenue significantly during the past two fiscal years. We recorded product revenue of $93.7 million in fiscal 2005 a 102% increase from fiscal 2004. Furthermore, we recorded product revenue of $116.3 million in fiscal 2006, a 24% increase from fiscal 2005. In order to achieve this revenue growth, we invested heavily in sales and service resources which led to increased losses in fiscal 2005. In fiscal 2006, we moderated headcount additions and reduced spending which led to decreased operating losses as compared to fiscal 2005.

•	Maintenance revenue has been negatively impacted due to the comprehensive warranty provided on EMC products. We resell EMC hardware products with up to a three-year warranty and a seven-day, twenty-four hour service level. In contrast, MTI proprietary products were generally sold with a one year warranty and a five day, nine hour service level. Therefore, the sale of proprietary products provided an opportunity to generate maintenance revenue earlier due to the shorter warranty period and allowed the Company to generate maintenance revenue during the warranty period by selling maintenance contracts increasing the service level to seven days a week, twenty-four hours a day. We expect the loss of hardware maintenance revenue to be mitigated by an increase in professional service revenue as well as software maintenance revenue on new technology installations.

•	Our exclusive reliance on EMC products as our core product solution has inherent challenges, such as obtaining sufficient product quantities to satisfy customer requirements, developing the ability to ship products to meet customer imposed deadlines, developing the ability to control the cost of the product, reliance on the ability of EMC to respond to changing technology and our reliance on EMC to continue to provide an adequate purchasing credit line.
          Some of the key financial highlights for the first quarter of fiscal 2007 include:
•	Revenue – We recorded total revenue of $42.6 million in the first quarter of fiscal 2007, an increase of 8% from the same period of the prior fiscal year;

•	Gross Profit Margins – We recorded product and service gross profit percentage of 18.5% and 19.2%, respectively in the first quarter of fiscal 2007 compared to 19.6% and 23.3%, respectively in the same quarter of the prior fiscal year;

•	Operating Loss – We recorded an operating loss of $1.2 million in the first quarter of fiscal 2007 compared to a loss of $2.1 million in fiscal 2005.
     Our results of operations in the first quarter of fiscal 2007 were impacted by a significant increase in stock-based compensation expense as a result of our adoption of Financial Accounting Standard Board (“FASB”) Statement No. 123R, “Share-Based Payment.” We selected the modified prospective transition method, which does not allow for the restatement of results from prior periods, and as a result, year over year comparison of margins and operating expenses will be impacted by this non-cash expense for all periods of fiscal 2007. Total stock-based compensation expense, which consists of expenses from employee stock options, our employee stock purchase plan (“ESPP”) and restricted stock awards, was $0.6 million in the first quarter of fiscal 2007. Total stock-based compensation in the first quarter of fiscal 2006 was $0.06 million related exclusively to expense from restricted stock awards. The impact of the adoption of Statement 123R is further discussed below in “Results of Operations” and in Note 9 to our consolidated financial statements.

OUTLOOK
The following information summarizes management’s outlook for the remainder of fiscal 2007:
•	We expect product revenue to continue to grow in fiscal 2007. We expect product revenue to follow, to some extent, the seasonal patterns experienced in fiscal 2006.

•	We have recently revised the terms of our purchasing arrangement with EMC. As a result, we expect to improve our product purchase pricing, net of rebates, on a go-foward basis. Therefore, we expect our product margin percentage to increase modestly as compared to fiscal 2006 and the first quarter of fiscal 2007, however, our product margins can be volatile and are subject to many factors including competitive market forces.

•	As discussed in Note 11 to our consolidated financial statements, we completed our acquisition of Collective Technologies, LLC (“Collective) effective July 2, 2006. If we are able to effectively integrate this acquisition, we expect service revenue to increase primarily due to increased professional service revenue. We also expect service revenue to be driven by sales of hardware maintenance contracts as the warranty period on EMC products sold in previous years begin to expire. If we are able to achieve growth in service revenue, we expect service margins to improve as we are able to further leverage our existing service resources.
CRITICAL ACCOUNTING POLICIES
          The preparation of the consolidated financial statements requires estimates and judgments that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities. Critical accounting policies are defined as those that are most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and could potentially produce materially different results under different assumptions and conditions. For a detailed discussion of the application of the following critical accounting policies and other accounting policies, see Notes to the Consolidated Financial Statements on our Form 10-K for the year ended April 1, 2006.
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
          In light of the recent acquisition of Collective and our growing emphasis on integration and consulting services, we are currently evaluating the financial statement presentation of our product revenue on a gross versus net margin basis.
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
Allowance for doubtful accounts and product returns. We maintain an allowance for doubtful accounts for estimated returns and losses resulting from the inability of our customers to make payments for products sold or services rendered. We analyze accounts receivable, including past due balances, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. All new customers are reviewed for credit-worthiness upon initiation of the sales process. The allowance for product returns is established based on historical return trends. Historically, we have not experienced significant losses on accounts receivable, however, if the financial condition of our customers deteriorates, resulting in an inability to make payments, additional allowances may be required. The decrease in the allowance during the first quarter of fiscal 2007 was due to the write-off of an account that was previously reserved due to a bankruptcy filing.
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
Valuation of goodwill. We assess the impairment of goodwill in accordance with Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (Statement 142), on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends. We completed our annual assessment for goodwill impairment in the fourth quarter of fiscal year 2006. Based upon factors such as the market valuation approach, comparison between the reporting units’ estimated fair value using discounted cash flow projections over the next three years, and carrying value, we concluded that there was no impairment of our goodwill. Changes in assumptions and estimates included within this analysis could produce significantly different results than those identified above and those recorded in the consolidated financial statements. No events occurred in the first quarter of fiscal 2007 that caused us to further update our goodwill impairment assessment. We plan to update our assessment during the fourth quarter of fiscal 2007 or as other facts and circumstances indicate.

Inventories. Our inventory consists of spare parts inventory and production inventory. Spare parts inventory is used for product under maintenance contracts and warranty, and is not held for re-sale. As of July 1, 2006, we had net spare parts inventory of $0.8 million and net production inventory of $6.1 million. Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and future sales forecasts. Historically, we used rolling forecasts based upon anticipated product orders to determine our component and product inventory requirements. As a reseller, we primarily procure inventory upon receipt of purchase orders from customers and as a result we believe the risk of EMC production inventory obsolescence is low. At times, in order to take advantage of favorable pricing, we may procure inventory in advance of receiving customer orders. Our allowance for spare parts inventory is calculated based on a review of product lifecycles and comparison to current and projected maintenance revenue. As maintenance contracts expire and are not renewed, the amount of spare parts inventory needed to support the legacy installed base decreases. Management regularly evaluates the carrying value of the spare parts inventory relative to the remaining legacy maintenance contracts. If we overestimate our product or component requirements, we may have excess inventory, which could lead to additional excess and obsolete charges.
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

	For The Three Months Ended
	July 1,	July 2,
	2006	2005
Net product revenue	77.8%	74.3%
Service revenue	22.2	25.7

Total revenue	100.0	100.0

Product gross profit	18.5	19.6
Service gross profit	19.2	23.3

Gross profit	18.6	20.5

Selling, general and administrative	21.4	23.6
Restructuring charges	—	2.3

Operating loss	(2.8)	(5.3)

Interest and other income (expense), net	0.1	(0.2)
Gain (loss) on foreign currency transactions	0.7	(2.1)
Income tax expense	—	—

Net loss	(2.0)%	(7.6)%

     Net product revenue: The components of product revenue by geographic region for the first quarter of fiscal 2007 and 2006 are shown in the table below (in millions):

	Three-months ended July 1, 2006			Three-months ended July 2, 2005
	US	Europe	Total	US	Europe	Total
Server revenue	$15.6	$9.7	$25.3	$12.7	$8.4	$21.1
Software revenue	4.2	0.7	4.9	4.4	1.2	5.6
Tape library revenue	1.4	1.6	3.0	1.5	1.0	2.5

Total product revenue	$21.2	$12.0	$33.2	$18.6	$10.6	$29.2

          Net product revenue for the first quarter of fiscal 2007 increased $4.0 million, or 14% from the same quarter of the prior year. This increase was comprised of a $2.6 million and $1.4 million increase in domestic and international product revenue, respectively. The increase in product revenue was comprised of an increase in server and tape library revenue of $4.2 million and $0.5 million, respectively, partially offset by a decrease in software revenue of $0.7 million. Server, software and tape library revenue accounted for 76%, 15% and 9% of total product revenue in the first quarter of fiscal 2007 as compared to 72%, 19% and 9% for the same quarter of the prior year, respectively. We believe the increase in product revenue is a result of our continued effort to reach new customers through new and existing sales channels. In the second and third quarters of fiscal 2006, we increased our marketing and inside-sales teams, adding 12 new telemarketing employees and expanding our marketing exposure through attendance at tradeshows and increased advertising campaigns. We believe this has helped to generate new name accounts and provide further opportunities for our outside-sales teams. In the first quarter of fiscal 2007, sales of EMC products represented $29.7 million, or 90% of total product revenue compared with $25.0 million or 86% of total product revenue for the same quarter of the prior year. We ended our first quarter of fiscal 2007 with a product order backlog of $4.8 million. It should be noted that backlog is not necessarily indicative of future revenue.
     Service Revenue: The components of service revenue for the first quarter of fiscal 2007 and 2006 are shown in the table below (in millions):

	Three-months ended July 1, 2006			Three-months ended July 2, 2005
	US	Europe	Total	US	Europe	Total
Professional services revenue	$1.7	$1.2	$2.9	$2.1	$1.1	$3.2
Maintenance revenue	2.4	4.2	6.6	2.7	4.2	6.9

Total service revenue	$4.1	$5.4	$9.5	$4.8	$5.3	$10.1

          Total service revenue for the first quarter of fiscal 2007 decreased $0.6 million, or 6% from the same quarter of the prior year. The decrease was attributable to a decrease of $0.3 million in both professional services and maintenance revenue.
          Most EMC hardware products are sold with up to a 3-year, 24x7 warranty. As a result, any revenue associated with post-warranty service contracts for those hardware product sales would not occur until expiration of the warranty period. We believe this factor, along with declining renewal rates of legacy maintenance contracts, caused maintenance revenue to decrease compared to the first quarter of fiscal 2006. The decline in hardware maintenance was partially offset by new maintenance contracts sold on software products.
     Professional services revenue decreased $0.3 million or 9% from the same quarter of the prior year. This decrease is primarily related to customer delays on implementation projects as well as a significant amount of our quarterly product booking occurring at the end of the quarter such that the professional services associated with these product sales could not be delivered prior to the end of the quarter. As discussed in the “Outlook” section, if we are able to effectively integrate the Collective acquisition, we expect professional service revenue to increase in the second quarter of fiscal 2007.
          Product Gross Profit: Product gross profit was $6.1 million for the first quarter of fiscal 2007, an increase of $0.4 million or 7% from the same quarter of the prior year. The gross profit percentage for net product sales was 18.5% for the first quarter of fiscal 2007 compared to 19.6% for the same quarter of the prior year. The decrease in the product gross profit percentage was primarily due to several product fulfillment transactions which carried lower than normal product margins. Rebates earned from EMC were comparable to the first quarter of fiscal 2006.
          Service Gross Profit: Service gross profit was $1.8 million for the first quarter of fiscal 2007, a decrease of $0.5 million, or 23% from the same quarter of the prior year. The service gross profit percentage was 19.2% in the first quarter of fiscal 2007 compared to 23.3% in the same quarter of the prior year. The decrease in service gross profit was primarily due to a decline in service revenue over a relatively fixed service cost structure. See above for discussion of the decrease in service revenue. Service cost of revenue increased $0.1 million compared to the first quarter of fiscal 2006. This increase was primarily related to increased sub-contractor costs. Due to the pending acquisition of Collective, we refrained from hiring additional service resources until Collective could be integrated. This resulted in the need to utilize sub-contractors in certain geographies. Service cost of revenue in the first quarter of fiscal 2007 included a charge of $0.05 million related to stock-based compensation due to the adoption of Statement 123R.
          Selling, General and Administrative: Selling, general and administrative expenses for the first quarter of fiscal 2007 decreased $0.1 million, or 1% from the same quarter of the prior year. As a percentage of total revenue, selling, general and administrative expenses for the first quarter of fiscal 2007 were 21.4% as compared to 23.6% for the same quarter of the prior year. Selling, general and administrative costs in the first quarter of fiscal 2007 included a charge of $0.6 million related to stock-based compensation due to the adoption of Statement 123R. Stock-based compensation charges in the first quarter of fiscal 2006 were $0.06 million related exclusively to expense from restricted stock awards. Excluding the stock-based compensation charges, selling, general and administrative expenses as a percentage of total revenue was 20.1% in the first quarter of fiscal 2006 compared to 23.4% in the same quarter of the prior year. The decrease in selling, general and administrative expenses was primarily due to decreases of $0.1 million in fixed charges and $0.1 million in marketing expenses, partially offset by an increase in salaries and related benefits of $0.1 million (including the equity compensation charge noted above).
          Restructuring: In the fourth quarter of fiscal 2005, we announced plans to restructure our European operations. This plan was initiated primarily in order to reduce operating costs and simplify processes throughout the European operations. The 2005 restructuring plan primarily involved the closure of the Dublin, Ireland facility and the consolidation of European finance functions within the Weisbaden, Germany facility. In the first quarter of fiscal 2006, we recorded $0.7 million in additional charges related to the 2005 restructuring plan, primarily due to the closure of the Dublin, Ireland facility. Also, in the first quarter of fiscal 2006, we recorded an additional charge of $0.2 million related to our 2002 restructuring plan due to lower than expected sub-lease income at our abandoned Sunnyvale, California facility. There were no such restructuring charges in the first quarter of fiscal 2007.
          Interest and Other Income (Expense), Net: Interest and other income (expense), net for the first quarter of fiscal 2007 increased from a net expense of $0.06 million in the first quarter of fiscal 2006 to net income of $0.05 million in the first quarter of fiscal 2007. The fluctuation is primarily due to increased interest income generated from the proceeds received from our Series B Convertible Preferred Stock offering, partially offset by increased interest expense due to higher interest rates on our line of credit. The interest rate on our line of credit with Comerica is based on the prime rate.
          Gain (loss) on Foreign Currency Transactions: We recorded a gain on foreign currency transactions of $0.3 million in the first quarter of fiscal 2007, compared to a loss of $0.8 million in the same quarter of the prior year. The gain primarily resulted from the weakening value of the US Dollar as compared to the Euro and British Pound Sterling during the first quarter of fiscal 2007.
Liquidity and Capital Resources
          As of July 1, 2006, we had working capital of $15.3 million, compared to $16.4 million as of April 1, 2006. We had cash and cash equivalents of $21.6 million as of July 1, 2006, compared to $21.7 million as of April 1, 2006. The $0.1 million decrease in cash and cash equivalents was primarily the result of $0.2 million in capital expenditures and $0.04 million in cash used in operating activities, partially offset by a $0.2 million increase in cash related to the impact of foreign exchange rates. The cash used in operating activities was primarily due to the $0.9 million net loss and a $2.5 million decrease in accounts payable and accrued expenses, including deferred revenue, partially offset by a $3.4 million decrease in inventory. Also included in the net loss was a non-cash charge of $0.6 million related to equity compensation charges due to the adoption of Statement 123R. The decrease in accounts payable was primarily due to decreased purchases from EMC and other vendors, particularly in the last month of the quarter. The decrease in inventory was primarily due to sales of EMC branded inventory purchased in the previous quarter.
          In November 2002, we entered into an agreement with Comerica Bank for a line of credit of $7.0 million at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by The Canopy Group, Inc. (“Canopy”). On June 20, 2006, we renewed the Comerica line of credit through November 30, 2006 and Canopy renewed its letter of credit guarantee through December 31, 2006. Until December 30, 2004, as discussed below, the Canopy letter of credit was secured by substantially all the assets of the Company. As of July 1, 2006, there was $5.2 million and $0.4 million in borrowings and letters of credit outstanding, respectively, under the Comerica Loan Agreement and $1.4 million was available for borrowing.
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
          We had previously granted a security interest in all of our personal property assets to Canopy as security for our obligations to Canopy in connection with Canopy’s guaranty of our indebtedness to Comerica Bank. To enable us to pledge the collateral described above to EMC, Canopy delivered a waiver and consent releasing Canopy’s security interest in the collateral to be pledged to EMC and consenting to the transaction. As part of the waiver and consent, we agreed not to increase our indebtedness to

Comerica Bank above our then-current outstanding balance of $5.5 million, and to make a principal repayment to Comerica equal to $1.8 million on each of February 15, 2005, May 15, 2005 and August 15, 2005 in order to eliminate our outstanding indebtedness to Comerica. In connection with our renewal of the Comerica agreement noted above, Canopy amended its waiver and consent which terminated the requirement to pay-down the indebtedness to Comerica and extended their letter of credit guarantee through December 31, 2006. In exchange for this waiver and consent amendment, we issued a warrant to Canopy to purchase 125,000 shares of our common stock at an exercise price of $1.23 per share, the market price on the date of grant. The warrant is exercisable immediately and has a five year life.
          The Comerica loan agreement contains negative covenants placing restrictions on our ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. Comerica has issued a consent related to our acquisition of Collective Technologies discussed below. We are currently in compliance with all of the terms of the Comerica loan agreement and believe that we will remain in compliance. Upon an event of default, Comerica may terminate the Comerica loan agreement and declare all amounts outstanding immediately due and payable.
     On June 6, 2006, we entered into an Asset Purchase Agreement with Collective Technologies, LLC. The acquisition was completed effective July 2, 2006. Pursuant to the Asset Purchase Agreement, we acquired specified assets and liabilities of Collective for a purchase price consisting of:
•	$6.0 million in cash;

•	a note in the amount of $2.0 million bearing interest at 5% and due in twelve quarterly payments beginning 90 days after closing;

•	2,272,727 shares of our common stock;

•	a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.32 per share;

•	assumption of certain liabilities.
     The shares issued as consideration in the transaction are subject to a 12 month lock-up agreement and have piggyback registration rights. We will also issue up to 306,303 shares of restricted stock and up to 1,608,481 stock options to former employees of Collective that were acquired in the transaction, or increase the purchase price in lieu thereof in certain instances. The purchase price is subject to certain adjustments specified in the Asset Purchase Agreement. See further discussion in Note 11 of the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.
          At various times from March 2005 through March 2006, we issued options to purchase shares of our common stock under our 2001 Stock Incentive Plan to our directors, employees and consultants, with exercise prices ranging from a minimum of $1.44 per share to a maximum of $2.45 per share, for the purpose of providing incentive compensation to those directors, employees and consultants. The aggregate exercise price of the issued options is approximately $1.2 million. The options were issued in accordance with applicable federal securities laws and registered on Form S-8. We believed in good faith that we could rely on a prior qualification order issued pursuant to Section 25111 of the California Corporations Code (the “Code”) or an exemption from the qualification requirements thereof; however, the options may not in fact have been issued in compliance with the provisions of Section 25110 of the Code. In order to comply with the securities laws of California, where we have our headquarters, we intend to apply for approval of the terms of a repurchase offer. Under the terms proposed to be submitted to the California Department of Corporations, we would offer to repurchase any outstanding options issued during such period for a cash price equal to 20% of the aggregate exercise price of the option, plus interest at an annual rate of 7%. There is no assurance that the terms of the repurchase offer will be approved, and we could be required to offer a higher repurchase price or to extend the offer to a greater number of persons. During this period, all of our non-employee directors received the grants described above. All of our non-employee directors have executed releases as to any claims they might have under our repurchase offer and waived any rights thereunder.
          The Company’s principal sources of liquidity are cash and cash equivalents. We believe that our current cash and receivable balances will be adequate to fund operations for at least the next 12 months. Our credit terms with EMC are net 45 days from shipment. Our credit terms with our customers generally range from 30 to 60 days. Often there is a gap between when we pay EMC and when we ultimately collect the receivable from our customer. This gap is funded by our working capital. If we experience a significant deterioration in our receivable collections, or if we are not successful in growing revenues and improving operating margins, we may need to seek additional sources of liquidity to fund operations. Our future is dependent upon many factors, including but not limited to, improving revenues and margins, continuing our relationship with EMC, expanding our service offerings, successfully integrating our recently announced acquisition of Collective, receiving market acceptance of new products and services, recruiting, hiring, training and retaining qualified personnel, forecasting revenues, controlling expenses and managing assets. If we are not successful in these areas, our future results of operations could be adversely affected. If we need additional funds such as for acquisition or expansion or to fund a downturn in sales or increase in expenses, there are no assurances that adequate financing will be available on acceptable terms, if at all. We may in the future seek additional financing from public or private debt or equity financing. There can be no assurance such financing will be available on terms favorable to us or at all, or that necessary approvals to obtain any such financing will be received. To the extent any such financing involves the issuance of equity securities, existing stockholders could suffer dilution.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Our European operations transact in foreign currencies, which exposes us to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound Sterling and the Euro. We have used and may, in the future, use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks. As of July 1, 2006, we had no outstanding forward contracts. Should we decide to use hedging programs in the future, there can be no assurance that such actions will successfully reduce our exposure to financial market risks.
          Our exposure to short-term interest rate fluctuations is limited to our short-term borrowings under our line of credit. As of July 1, 2006, the balance on our line of credit was $5.2 million. Therefore, a 1% increase in interest rates would increase annual interest expense by $0.05 million.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report, pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective to ensure that we are able to accumulate and communicate to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, information that we are required to disclose in the reports that we file with the Securities Exchange Commission, and to record, process, summarize and report that information within the required time periods.
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
ITEM 1A – RISK FACTORS
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
     In the first quarter of fiscal 2005 we became an EMC Premier Velocity Partner, which has allowed us to earn certain performance based and service rebates. We recorded EMC rebates of $1.5 million and $0.4 million in fiscal 2006 and the first quarter of fiscal 2007, respectively. There is no guarantee that we will earn these rebates in the future or that EMC will continue to offer such rebate program. Our failure to receive these performance rebates could have an adverse impact on our results of operations.
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
     As of July 1, 2006, The Canopy Group, Inc. (“Canopy”) beneficially owned 22% of the Company’s common stock assuming conversion of the Series A and Series B and related warrants outstanding, but excluding outstanding options. Mr. William Mustard serves on our Board of Directors and was President and CEO of Canopy until December 23, 2005 when he resigned from Canopy. On June 15, 2006, Mr. Mustard announced his decision to not stand for reelection to our Board of Directors.
     In addition, the holders of our Series A and Series B, as a result of their acquisition of securities issued in our June 2004 and November 2005 private placements, currently beneficially own approximately 46.3% of the Company’s outstanding common stock, assuming conversion and exercise of all shares of preferred stock and warrants which they presently hold. Other than with respect to the election of directors, the holders of Series A and Series B generally have the right to vote on any matter with the holders of common stock, and each share of Series A is entitled to 8.5369 votes and each share of Series B is entitled to 8.7792 votes. The approval of the holders of a majority of the Series A and Series B, each voting as a separate class, will be required to approve certain corporate actions, including:
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

     In connection with the Series A financing, the Series A investors, the Company and The Canopy Group, Inc. entered into a Voting Agreement, pursuant to which, when any matter involving a significant corporation transaction (such as a merger, consolidation, liquidation, significant issuance of voting securities by the Company, sale of significant Company assets, or acquisition of significant assets or equity interest of another entity) is submitted to a vote of the Company’s stockholders, Canopy has agreed that either (a) the common stock of the Company that Canopy holds will be voted in proportion to the Series A investors’ votes on the matter, or (b) if Canopy wishes that any of its common stock be voted differently than in proportion to the Series A investors’ votes, Canopy will, if so required by a Series A investor, purchase from the Series A investor(s) with which the Canopy votes are not aligned all or any portion (as required by the Series A investor) of such investor’s Series A Convertible Preferred Stock. The per share price in any such purchase is to equal two times the sum of (x) the stated value of a share of Series A Convertible Preferred Stock plus (y) any accrued but unpaid dividends thereon. At any stockholder meeting at which members of the Board are to be elected and the Series A investors do not then have either a Series A Director on the Board or the power at such election to elect a Series A Director to the Board, Canopy has agreed to vote in favor of one nominee of the Advent Funds and the Series A investors have agreed to vote in favor of a Canopy nominee. Currently, Canopy beneficially owns approximately 21% of the Company’s outstanding common stock (calculated assuming conversion of all outstanding Series A Preferred and Series B Preferred and the warrants held by the holders of our preferred stock, but excluding outstanding options).
Our recent acquisition of the operating assets of Collective Technologies, LLC is expected to benefit us, but we may not realize any anticipated benefits due to challenges associated with integrating our companies and costs we incur from the acquisition.
The success of our recent acquisition of Collective will depend in large part on the success of our management in integrating the operations, technologies, service capabilities and personnel of Collective into our company following the acquisition. Our failure to meet the challenges involved in integrating successfully the operations of Collective or otherwise to realize any of the anticipated benefits of the acquisition could adversely impact our combined results of operations. In addition, the overall integration of Collective may result in unanticipated operational problems, expenses, liabilities and diversion of management’s attention. The challenges involved in this integration include the following:
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
          There are currently 566,797 shares of our Series A Convertible Preferred Stock outstanding, which are convertible at any time at the direction of their holders. Each share of Series A is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series A is presently convertible into approximately 12.8 shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The outstanding shares of Series A are currently convertible into an aggregate of approximately 7.3 million shares of common stock. Dividends accrue on the Series A at an annual rate of 8%, and the holders of Series A may convert the accrued dividends into shares of common stock to the extent the Company has not previously paid such dividends in cash. Accrued and unpaid Series A dividends totaled $2.5 million at July 1, 2006. The holders of Series A are also entitled to anti-dilution protection, pursuant to which the conversion price would be reduced using a weighted-average calculation in the event the Company issues certain additional securities at a price per share less than the conversion price then in effect. In addition, the holders of Series A have preemptive rights to purchase a pro rata portion of certain future issuances of equity securities by the Company.
          There are also currently 1,582,023 shares of our Series B outstanding, which are convertible at any time at the direction of their holders. Each share of Series B is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series B is presently convertible into 10 shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The outstanding shares of Series B are currently convertible into an aggregate of approximately 15.8 million shares of common stock. Dividends accrue on the Series B at an annual rate of 8%, and the holders of Series B may convert the accrued dividends into shares of common stock to the extent the Company has not previously paid such dividends in cash. Accrued and unpaid Series B dividends totaled $1.1 million at July 1, 2006. The holders of Series B are also entitled to anti-dilution protection, pursuant to which the conversion price would be reduced using a weighted-average calculation in the event the Company issues certain additional securities at a price per share less than their conversion price then in effect. In addition, the holders of Series B have preemptive rights to purchase a pro rata portion of certain future issuances of equity securities by the Company.
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
          Additionally, subsequent to July 1, 2006, we have issued 2,272,272 shares of common stock, a warrant to purchase 1 million shares of common stock in connection with our acquisition of Collective. We have also agreed to issue options to purchase up to 1,608,481 shares of common stock and up to 306,303 shares of restricted stock to employees acquired in the acquisition (unless, under certain circumstances, the purchase price is increased in lieu thereof), all of which could cause further dilution to existing stockholders.
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
          We have a history of recurring losses and net cash used in operations. In fiscal 2006 and 2005, we incurred net losses of $8.1 million and $15.8 million, respectively. Our cash used in operations was $11.2 million and $4.4 million and for fiscal year 2006 and 2005, respectively. We had $15.3 million in working capital as of July 1, 2006.
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
     Our future is dependent upon many other factors in addition to our cost reduction initiatives, including but not limited to, improving revenues and margins, continuing our relationship with EMC, expanding our service offerings, successfully integrating our recent acquisition of Collective, receiving market acceptance of new products and services, recruiting, hiring, training and retaining significant numbers of qualified personnel, forecasting revenues and expenses, controlling expenses and managing assets. If we are not successful in these areas, our future results of operations could be adversely affected.
We are subject to financial and operating risks associated with international sales and services.
     International sales represented approximately 40% and 42% of total revenue for fiscal year 2006 and 2005, respectively. International sales represented approximately 41% of total revenue for the first quarter of fiscal 2007. As a result, our results of operations are subject to the financial and operating risks of conducting business internationally, including:
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
     We believe that our current cash and receivable balances will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. Projections for our capital requirements are subject to numerous uncertainties including the actual costs of the integration of Collective, the amount of service and product revenue generated in fiscal 2007 and general economic conditions. If we do not improve revenues and margins, successfully integrate Collective and achieve profitability, we expect to require additional funds in order to carry on our operations, and may seek to raise such funds through bank borrowings or public or private offerings of equity or debt securities or from other sources. Any such activity requires the approval of the Series A and Series B investors. No assurance can be given that our Series A and Series B investors will consent to such new financing, that additional financing will be available or that, if available, will be on terms favorable to us. If additional financing is required but not available to us, we would have to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that such measures would be successful. Our failure to raise required additional funds would adversely affect our ability to:
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
Substantially all domestic employment at MTI, including employment of our domestic key personnel, is “at will.”
     Both MTI and its U.S. employees, excluding the president and chief operating officer of our Collective Technologies division, have the right to terminate their employment at any time, with or without advance notice, and with or without cause. We believe that our success is dependent, to a significant extent, upon the efforts and abilities of our salespeople, technical staff and senior management team, particularly our executive officers, who have been instrumental in setting our strategic plans. The loss of the services of our key personnel, especially to our competitors, could materially harm our business. The failure to retain key personnel, or to implement a succession plan to prepare qualified individuals to join us upon the loss of a member of our key personnel, could materially harm our business.

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
     At various times from March 2005 through March 2006, we issued options to purchase shares of our common stock under our 2001 Stock Incentive Plan, as amended, to our directors, employees and consultants, with exercise prices ranging from a minimum of $1.44 per share to a maximum of $2.45 per share, for the purpose of providing incentive compensation to those directors, employees and consultants. The aggregate exercise price of the issued options is approximately $1.2 million. The recipients of the issued options did not pay the Company for the options, and none of the options has been exercised as of the date hereof. In order to comply with the securities laws of California, where we have our headquarters, we intend to apply for approval of the terms of a repurchase offer. Under the terms proposed to be submitted to the California Department of Corporations, we would offer to repurchase any outstanding options issued during such period for a cash price equal to 20% of the aggregate exercise price of the option, plus interest at an annual rate of 7%. There is no assurance that the terms of the repurchase offer will be approved, and we could be required to offer a higher repurchase price or to extend the offer to a greater number of persons.
Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
     We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. Due to the recent Collective acquisition, we will need to integrate Collective into our internal control procedures, and as a result, may identify deficiencies. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time; we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price. Based on our current market capitalization and the current legislation as written, we do not expect to be required to comply with Section 404 of the Sarbanes-Oxley Act until our fiscal year 2008. However, changes in our market capitalization or changes to the legislation may require us to comply earlier.
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
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          On June 20, 2006, we entered into an Amendment to Second Waiver and Consent (the “Waiver”) with The Canopy Group, Inc. (“Canopy”). Under the Waiver, Canopy agreed to consent to our entering into and performing our obligations under that certain Third Amendment to Loan and Security Agreement, dated June 15, 2005, by and between Comerica Bank (“Comerica”) and us, which extended our line-of-credit maturity date for a year to May 31, 2006. Canopy also agreed to guarantee our line of credit with Comerica through December 31, 2006, and to delete a provision of Second Waiver and Consent, dated as of December 28, 2004, regarding our obligation to make certain principal repayments under the Loan and Security Agreement with Comerica, dated November 13, 2002, as amended (the “Comerica Loan”). In exchange, we issued a warrant (the “Warrant”) to Canopy to purchase up to 125,000 shares of our common stock at a purchase price of $1.23 per share, the fair market value of the date of the grant. The Warrant is immediately exercisable and has a term of five years. The

Warrant was issued pursuant to the exemptions from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. The foregoing description of the Warrant is qualified in its entirety by reference to the complete terms of the Warrant, a copy of which is filed as Exhibit 4.1 hereto.
ITEM 6 — EXHIBITS
(a) Exhibits:
See index to Exhibits on page 39 of this report

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2006.

MTI TECHNOLOGY CORPORATION
By:	/s/ Scott Poteracki
Scott Poteracki
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
     (a) The following documents are filed as a part of this Annual Report on Form 10-Q:

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	Exhibit(s)	Filing Date
2.1	Asset Purchase Agreement, dated June 6, 2006, between MTI Technology Corporation and Collective Technologies, LLC.	10-K	2.1	June 30, 2006

2.2	Amendment No. 1 to Asset Purchase Agreement dated June 28, 2006, by and among the Company, Collective and Pencom.	8-K	2.1	July 11, 2006

2.3	Amendment No. 2 to Asset Purchase Agreement, dated July 5, 2006, by and among the Company, Collective and Pencom.	8-K	2.2	July 11, 2006

4.1	Form of Common Stock Purchase Warrant.	8-K	4.1	July 11, 2006

4.2	Registration Rights Agreement, dated July 5, 2006, by and between the Company and Collective.	8-K	4.1	July 11, 2006

10.1	Fourth Amendment to Loan and Security Agreement, entered into as of June 20, 2006, by and between Comerica Bank and the Company.	8-K	10.1	June 26, 2006

10.2	Amendment to Second Waiver and Consent, entered into as of May 31, 2006 by and between The Canopy Group, Inc. and the Company.	8-K	10.2	June 26, 2006

10.3	Warrant to Purchase Common Stock of the Company dated June 20, 2006, issued to The Canopy Group, Inc.	8-K	10.3	June 26, 2006

10.4	Form of Promissory Note.	8-K	10.1	July 11, 2006

10.5	Employment Agreement, dated July 5, 2006, by and between the Company and Edward C. Ateyeh, Jr.	8-K	10.2	July 11, 2006

10.6*	MTI Technology Corporation 2006 Stock Incentive Plan (CT).	10-K	10.33	June 30, 2006

10.7*	Form of Restricted Stock award Agreement under the 2006 Stock Incentive Plan (CT).	10-K	10.34	June 30, 2006

10.8*	Form of Stock Option award Agreement (Officers) under the 2006 Stock Incentive Plan (CT).	10-K	10.35	June 30, 2006

10.9*	Form of Stock Option award Agreement (Employees) under the 2006 Stock Incentive Plan (CT).	10-K	10.36	June 30, 2006

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) /Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) /Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
*   Management or compensatory plan or arrangement.