Form 10-Q
period 2006-09-30
MTI TECHNOLOGY CORP
filed 2006-11-14
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
          The number of shares outstanding of the Registrant’s common stock, $.001 par value, as of November 10, 2006 was 38,473,359.

MTI TECHNOLOGY CORPORATION

PART I
FINANCIAL STATEMENTS
ITEM 1 — FINANCIAL STATEMENTS
MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)

	September 30,	April 1,
	2006	2006
ASSETS

Current assets:
Cash and cash equivalents	$10,311	$21,660
Accounts receivable, less allowance for doubtful accounts and sales returns of $405 and $514 at September 30, 2006 and April 1, 2006, respectively	36,776	37,803
Inventories, net	4,727	10,466
Prepaid expenses and other receivables	7,890	8,712

Total current assets	59,704	78,641
Property, plant and equipment, net	794	555
Intangible assets net,	3,053	—
Goodwill	13,361	5,184
Other assets	190	242

Total assets	$77,102	$84,622

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Line of credit	$5,167	$5,167
Current portion of note payable	798	—
Accounts payable	27,670	36,952
Accrued liabilities	7,686	7,423
Accrued restructuring charges	993	847
Deferred revenue, current	10,176	11,820

Total current liabilities	52,490	62,209

Note payable	1,202	—
Accrued preferred stock dividends	4,367	2,892
Deferred revenue, noncurrent	3,928	4,305

Total liabilities	61,987	69,406

Series A redeemable convertible preferred stock, 567 shares issued and outstanding at September 30, 2006 and April 1, 2006 net of discount of $5,801 and $6,584 at September 30, 2006 and April 1, 2006, respectively	9,199	8,416

Series B redeemable convertible preferred stock, 1,582 shares issued and outstanding September 30, 2006 and April 1, 2006, net of discount of $8,801 and $9,570 at September 30, 2006 and April 1, 2006, respectively	11,199	10,430

Stockholders’ deficit:
Preferred stock, $.001 par value; 5,000 shares authorized; issued and outstanding 2,149 shares at September 30, 2006 and April 1, 2006, included in redeemable convertible preferred stock	—	—

Common stock, $.001 par value; 80,000 shares authorized; issued and outstanding 38,456 and 36,024 shares at September 30, 2006 and April 1, 2006, respectively	38	36

Additional paid-in capital	160,580	155,039
Accumulated deficit	(162,965)	(155,779)
Accumulated other comprehensive loss	(2,936)	(2,926)

Total stockholders’ deficit	(5,283)	(3,630)

	$77,102	$84,622

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net product revenue	$25,409	$22,056	$58,579	$51,260
Service revenue	14,882	9,629	24,404	19,802

Total revenue	40,291	31,685	82,983	71,062

Product cost of revenue	20,772	17,640	47,808	41,121
Service cost of revenue	11,009	7,644	18,715	15,462

Total cost of revenue	31,781	25,284	66,523	56,583

Gross profit	8,510	6,401	16,460	14,479

Operating expenses:
Selling, general and administrative	10,629	9,732	19,773	19,006
Amortization of intangible assets	448	—	448	—
Restructuring charges	555	132	555	1,026

Total operating expenses	11,632	9,864	20,776	20,032

Operating loss	(3,122)	(3,463)	(4,316)	(5,553)

Interest and other expense, net	(148)	(82)	(100)	(145)
Gain (loss) on foreign currency transactions	(7)	32	306	(808)

Loss before income tax expense	(3,277)	(3,513)	(4,110)	(6,506)
Income tax expense	13	—	49	10

Net loss	(3,290)	(3,513)	(4,159)	(6,516)

Amortization of preferred stock discount	(791)	(335)	(1,552)	(655)
Dividend on preferred stock	(751)	(300)	(1,475)	(600)

Net loss applicable to common shareholders	$(4,832)	$(4,148)	$(7,186)	$(7,771)

Net loss per share applicable to common shareholders:
Basic and diluted	$(0.13)	$(0.12)	$(0.19)	$(0.22)

Weighted average shares used in per share computations:
Basic and diluted	38,435	35,497	37,241	35,353

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	September 30,	October 1,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,159)	$(6,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	623	320
Provision for losses on accounts receivable, net	2	—
Provision for inventory obsolescence	230	220
Restructuring charges	555	1,026
Stock-based compensation expense	1,301	131
Changes in assets and liabilities:
Accounts receivable	5,652	4,470
Inventories	5,505	205
Prepaid expenses, other receivables and other assets	969	254
Accounts payable	(11,137)	31
Deferred revenue	(2,020)	(3,776)
Accrued and other liabilities	(852)	(3,546)

Net cash used in operating activities	(3,331)	(7,181)

Cash flows from investing activities:
Cash paid for acquisition	(7,997)	—
Capital expenditures for property, plant and equipment	(309)	(30)

Net cash used in investing activities	(8,306)	(30)

Cash flows from financing activities:
Borrowings from line of credit	—	1,500
Proceeds from exercise of stock options	100	490
Payment of stock issuance fees	(3)	(255)
Payment of capital lease obligations	—	(78)

Net cash provided by financing activities	97	1,657

Effect of exchange rate changes on cash	191	(275)

Net decrease in cash and cash equivalents	(11,349)	(5,829)
Cash and cash equivalents at beginning of period	21,660	12,191

Cash and cash equivalents at end of period	$10,311	$6,362

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$252	$126
Income taxes	72	30
Non-cash investing and financing activities:
Accrued dividends on preferred stock	$1,475	$600
Fair value of assets acquired	16,682	—
Fair value of liabilities assumed	4,139	—
See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Company
          MTI Technology Corporation (MTI or the “Company”) is a leading multi-national provider of consulting services and comprehensive information infrastructure solutions for mid to large-size organizations. MTI offers a wide range of storage systems, software, services and solutions that are designed to help organizations get more value from their information and maximize their information technology (IT) assets. In March 2003, MTI became a reseller and service provider of EMC Automated Networked Storage™ systems and software pursuant to a reseller agreement with EMC Corporation, a world leader in information storage systems software, networks and services. Although it focuses primarily on EMC products, the Company also supports and services customers that continue to use MTI-branded RAID controller technology and partnered independent storage technology. The terms of the EMC reseller agreement do not allow the Company to sell data storage hardware that competes with EMC products. As an EMC reseller, MTI combines its core services capabilities, including storage networking assessment, installation, resource management and enhanced data protection, with the complete line of EMC Automated Networked Storage systems and software, focusing on the CLARiiON® family of systems. MTI designs and implements solutions that incorporate a broad array of third party products to meet customer requirements in the areas of storage area networks, network attached storage, high-availability systems for enhanced business continuance, data protection systems incorporating enhanced backup and recovery, Information Lifecycle Management, archiving and tape automation. The Company also enhances the value of its storage solutions through its 24 hour, seven days per week support and service infrastructure, which includes an international network of on-site field engineers, a storage solution laboratory, and global technical support centers. The sale of EMC products accounted for 92% and 91% of total product revenue and 58% and 64% of total revenue for the three and six months ended September 30, 2006, respectively.
          On July 2, 2006, MTI completed an acquisition of Collective Technologies, LLC (“Collective”), a provider of enterprise-class IT infrastructure services and solutions (see Note 2). As a result of this acquisition, MTI is able to offer customers an expanded solutions and services portfolio, which includes:
•	Business Continuity (Disaster Recovery and Back-up and Recovery)

•	Virtualization Technology

•	Infrastructure Consolidation and Migration

•	Mail and Messaging

•	High Density Computing

•	Data Storage Solutions and Assessments

•	Systems Management

•	Data Management, Migration and Consulting
          Overview
          The interim condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless, the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2006. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of September 30, 2006, the results of operations for the three and six month period ended September 30, 2006 and October 1, 2005 and cash flows for the six month periods ended September 30, 2006 and October 1, 2005. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.
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
          The Company also sells application software that is sold as add-on software to existing hardware configurations. This software is generally loaded onto a customer’s host CPU and provides additional functionality to the storage environment, such as assisting in data back-up, data migration and mirroring data to remote locations. Based on the factors described in footnote two of AICPA Statement of Position (SOP) 97-2 “Software Revenue Recognition,” the Company considers this type of software to be more-than-incidental to hardware components in an arrangement. This assessment is based on the fact that the software can be sold on a stand-alone basis and that maintenance contracts are generally sold with the software. Software products that are considered more-than-incidental are treated as a separate unit of accounting apart from the hardware and the related software product revenue is recognized upon delivery to the customer. The Company accounts for software that is more-than-incidental in accordance with SOP 97-2, as amended by SOP 98-9, whereby the total arrangement revenue is first allocated to the software maintenance contract based on vendor specific objective evidence (VSOE) of fair value and is recognized ratably over the term of the contract. VSOE is established based on stand-alone renewal rates. The remaining revenue from the sale of software products is recognized at the time the software is delivered to the customer, provided all the revenue recognition criteria noted above have been met, except collectability must be deemed probable under SOP 97-2 versus reasonably assured under SAB 104.

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
Service revenue
          Service revenue is generated from the sale of professional services, maintenance contracts and time and materials arrangements. The following describes how the Company accounts for service transactions, provided all the other revenue recognition criteria noted above have been met. Generally, professional services revenue, which includes installation, training, consulting and engineering services, is recognized upon delivery of the services. If the professional service project includes independent milestones, revenue is recognized as milestones are met and upon acceptance from the customer. Maintenance revenue is generated from the sale of hardware and software maintenance contracts. These contracts generally range from one to three years. Maintenance revenue is recorded as deferred revenue and is recognized as revenue ratably over the term of the related agreement. As part of the Company’s ongoing operations to provide services to its customers, incidental expenses, if reimbursable under the terms of the contracts, are billed to customers. These expenses are recorded as both revenues and direct cost of services in accordance with the provisions of EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” and include expenses such as airfare, mileage, hotel stays, out-of-town meals, and telecommunication charges.
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
Other
          Certain sales transactions are initiated by EMC and jointly negotiated and closed by EMC and MTI’s sales force. The Company recognizes revenue related to these transactions on a gross basis, in accordance with EITF 99-19, because it bears the risk of returns and collectability of the full accounts receivable. Product revenue for the delivered items is recorded at residual value upon pickup by a common carrier for Free Carrier (FCA) origin shipments. For FCA destination shipments, product revenue is recorded upon delivery to the customer. If the Company subcontracts the undelivered items such as maintenance and professional services to EMC or other third parties, it records the costs of those items as deferred costs and amortizes the costs using the straight-line method over the life of the contract. The Company defers the revenue for the undelivered items at fair value based upon list prices with EMC according to EITF 00-21. At times, MTI’s customers prefer to enter into service agreements directly with EMC or other OEM’s. In such instances, the Company may assign the obligation to perform services to EMC, or other third parties, and therefore does not record revenue nor defer any costs related to the services.
           In light of the recent acquisition of Collective and the growing emphasis on integration and consulting services, the Company is currently evaluating the financial statement presentation of product revenue on a gross versus net margin basis.
Shipping
          Products are generally drop-shipped directly from suppliers to MTI’s customers. Upon the supplier’s delivery to a carrier, title and risk of loss pass to the Company. Revenue is recognized at the time of shipment when shipping terms FCA shipping point as legal title and risk of loss to the product pass to the customer. For FCA destination point shipments, revenue is recorded upon delivery to the customer.
          Accounting for stock-based compensation
          Effective April 2, 2006, the Company adopted Statement 123R, “Share Based Payment,” which revises Statement 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123R requires that the fair value of stock-based employee compensation, including stock options and stock awards, be recognized as expense as the related services are performed. See Note 10 for more information about this adoption and its impact on the Company’s financial statements.
Use of Estimates
     The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and as such, include amounts based upon informed estimates and judgments of management. Actual results could differ from these estimates. Significant estimates include fair value of contract elements, valuation of goodwill, inventory reserves, allowance for doubtful accounts and sales returns, warranty reserve and deferred taxes.

(2) BUSINESS ACQUISITIONS
          Effective July 2, 2006, the Company completed an acquisition of certain assets and liabilities of Collective Technologies, LLC. The results of Collective’s operations have been included in the consolidated financial statements since that date. Collective is a provider of enterprise-class IT infrastructure services and solutions. As a result of this acquisition, MTI is able to offer customers an expanded solutions and services portfolio.
          The aggregate purchase price was $12,543 and was comprised of the following:
•	$6,000 in cash;

•	a note in the amount of $2,000 bearing interest at 5% and due in twelve quarterly payments beginning 90 days after closing;

•	2,272,727 shares of the Company’s common stock — valued at $1.3520 per common share;

•	a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.32 per share — the fair value of the warrant was calculated to be $974;

•	direct acquisition costs of $497
          The value of the 2,272,727 shares issued was determined based on the average market price of MTI’s common stock for the two trading days before and after the terms of the acquisition were agreed to and announced. The value of the warrants was calculated based on the Black-Scholes method with the following assumptions: Risk-free rate: 5.23%; Volatility: 75%; Term: 10 years; Dividend: None.
          The following table summarizes the preliminary allocation of the purchase price at the date of acquisition. The allocation of the purchase price is subject to adjustments upon finalization of the closing balance sheet audit which is expected to take place in the third quarter of fiscal 2007. (Amounts in thousands):

Current assets	$4,899
Property, plant and equipment	107
Intangible assets	3,500
Goodwill	8,176

Total assets acquired	16,682

Current liabilities	(4,139)

Total purchase price	$12,543

          The $3,500 of intangible assets is comprised of the following: customer relationships - $2,900; backlog — $300; trademarks/tradenames — $250; non-compete agreement — $50. Included in the $8,176 of goodwill is $2,000 attributable to the acquired workforce which is not recognized apart from goodwill. In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets and historical and estimated future demand of Collective’s services. The fair value of intangible assets was primarily based upon the income approach. The values allocated to customer relationships, backlog, trademarks/tradenames and the non-compete agreement will be amortized over a period of 10 years, three months, six months and one year, respectively. The weighted average amortization period of intangible assets is 8.6 years. The goodwill and intangible assets were assigned to the U.S. geographic business segment.
          If the acquisition of Collective would have occurred as of the beginning of fiscal 2006, total pro-forma revenue would have been $36,537 and $80,733 for the three and six months ended October 1, 2005. Total pro-forma revenue would have been $87,674 for the six months ended September 30, 2006. Pro-forma net loss and loss per share would not have been materially impacted from the acquisition of Collective for all periods presented.
          The shares issued as consideration in the transaction are subject to a 12 month lock-up agreement and have piggyback registration rights. The purchase price is subject to certain adjustments specified in the Asset Purchase Agreement.
(3) RESTRUCTURING
          The Company implemented various restructuring programs to reduce its cost structure and simplify the European operating structure. The activity for each restructuring plan is described below:
          2007 Restructuring Program
          In the second quarter of fiscal 2007, the Company initiated a restructuring plan intended to eliminate redundant positions as a result of the acquisition of Collective as well as to reorganize its sales structure in response to the Company’s service-focused selling strategy. The charges incurred in the second quarter of fiscal 2007 were primarily related to a reduction in headcount. Additional charges will be recorded in the third quarter of fiscal 2007 related to additional positions terminated who were not notified of termination until subsequent to the second quarter of fiscal 2007. These additional charges are expected to be less than $500.
          The activity for the 2007 restructuring plan for the six months ended September 30, 2006 is presented below:

	Beginning	Initial		Ending
Category	Balance	Charges	Utilization	Balance
Facilities actions	$—	$33	$(10)	$23
Workforce reduction	—	425	(68)	357

Total	$—	$458	$(78)	$380

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
          The activity for the 2005 restructuring plan for the six months ended September 30, 2006 is presented below:

	Beginning	Additional		Ending
Category	Balance	Charges	Utilization	Balance
Facilities actions	$603	$—	$(61)	$542
Workforce reduction	29	—	(29)	—

Total	$632	$—	$(90)	$542

          The remaining reserve relates primarily to the abandoned facility in Dublin, Ireland.
          2002 Restructuring Plan
          Due to a reduction in volume as well as a shift in focus from developing technology to becoming a product integrator, the Company initiated a restructuring plan in the fourth quarter of fiscal year 2002. It was determined that certain underutilized facilities would be exited and a significant number of positions, primarily in sales, marketing, research and development and manufacturing would be terminated. It was also determined that the Company’s manufacturing and integration facility would be consolidated in Dublin, Ireland. The majority of the restructuring actions were completed by the second quarter of fiscal year 2003.
          The activity for the 2002 restructuring plan for the six months ended September 30, 2006 is presented below:

	Beginning	Additional		Ending
Category	Balance	Charges	Utilization	Balance
Facilities actions	$215	$97	$(241)	$71

          The $97 charge relates to additional expenses incurred related to exiting the previously abandoned facility in Sunnyvale, California.

(4) INVENTORIES
     Inventories consist of the following:

	September 30,	April 1,
	2006	2006
	(UNAUDITED)
Finished goods	$3,951	$9,611
Service spares and components	776	855

	$4,727	$10,466

          The Company recorded an inventory provision of $230 for the six months ended September 30, 2006, primarily related to spare parts inventory. The spare parts inventory was written down due to the continued decline in our legacy product installed base, and related maintenance renewals, which led to a revised estimate of the carrying value of certain spare parts. The decline in finished goods inventory was due to the sale and partial return of inventory that was purchased and on hand as of April 1, 2006.
(5) COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
          Prepaid expenses and other receivables are summarized as follows:

	September 30,	April 1,
	2006	2006
Prepaid maintenance contracts	$5,563	$6,312
Other	2,327	2,400

	$7,890	$8,712

          Accrued liabilities are summarized as follows:

	September 30,	April 1,
	2006	2006
Salaries and benefits	$3,465	$2,661
Sales tax	1,667	2,236
Customer deposits	648	519
Commissions	558	684
Warranty costs	664	662
Other	684	661

	$7,686	$7,423

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
          The changes in the Company’s warranty obligation are as follows:

Six Months
Ended
September 30,
2006
Balance at beginning of period	$662
Current period warranty charges	272
Current period utilization	(270)

$664

(6) DEBT
     Credit Agreement and Lines of Credit
          In November 2002, the Company entered into an agreement with Comerica Bank for a line of credit of $7,000 at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by The Canopy Group, Inc. (“Canopy”). On June 20, 2006, the Company renewed the Comerica line of credit through November 30, 2006 and Canopy renewed its letter of credit guarantee through December 31, 2006. Until December 30, 2004, as discussed below, the Canopy letter of credit was secured by substantially all the assets of the Company. As of September 30, 2006, there was $5,167 and $390 in borrowings and letters of credit outstanding, respectively, under the Comerica Loan Agreement and $1,443 was available for borrowing.
          On December 30, 2004, the Company entered into a security agreement with EMC whereby the Company granted EMC a security interest in certain of its assets to secure the Company’s obligations to EMC under its existing supply agreements. The assets pledged as collateral consisted primarily of the Company’s accounts receivable generated from the sale of EMC products and services, related inventory and the proceeds of such accounts receivable and inventory. In exchange for this security interest, EMC increased the Company’s purchasing credit limit to $20,000. On June 7, 2006, due to the Company’s improved financial position and established payment history, EMC terminated the security agreement and released its security interest in all of the Company’s assets. The Company’s purchasing credit limit with EMC is determined based on the needs of the business and its financial position. The Company’s payment terms with EMC remain at net 45 days from shipment.
          The Company had previously granted a security interest in all of its personal property assets to Canopy as security for the Company’s obligations to Canopy in connection with Canopy’s guaranty of the Company’s indebtedness to Comerica Bank. To enable the Company to pledge the collateral described above to EMC, Canopy delivered to the Company a waiver and consent releasing Canopy’s security interest in the collateral to be pledged to EMC and consenting to the transaction. As part of the waiver and consent, the Company agreed not to increase its indebtedness to Comerica Bank above its then-current outstanding balance of $5,500, and to make a principal repayment to Comerica equal to $1,833 on each of February 15, 2005, May 15, 2005 and August 15, 2005 in order to eliminate the Company’s outstanding indebtedness to Comerica. In connection with the renewal of the Comerica agreement noted above, Canopy amended its waiver and consent which terminated the requirement to pay-down the indebtedness to Comerica and extended their letter of credit guarantee through December 31, 2006. In exchange for this waiver and consent amendment, the Company issued a warrant to purchase 125,000 shares of its common stock at an exercise price of $1.23 per share, the market price on the date of grant. The warrant is exercisable immediately and has a five year life. The fair value of the warrant was estimated using the Black-Scholes model to be approximately $100. This amount is being amortized into expense over the six-month term of the guarantee. The Company is currently negotiating with Canopy regarding further extending the term of their guarantee.
          The Comerica loan agreement contains negative covenants placing restrictions on the ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. Comerica has issued a consent related to the acquisition of Collective Technologies discussed in Note 2. The Company is currently in compliance with all of the terms of the Comerica loan agreement and believes that it will remain in compliance. Upon an event of default, Comerica may terminate the Comerica loan agreement and declare all amounts outstanding immediately due and payable.
          In connection with the acquisition of Collective, on July 2, 2006, the Company entered into a note payable for $2,000 payable to the previous owners of Collective. The note bears interest at a rate of 5% and is payable in twelve quarterly payments, beginning 90 days after the closing of the acquisition. As of September 30, 2006, Mr. Edward Ateyeh, former CEO of Collective and now the Company’s Executive Vice President of U.S. Services, was due $582 of the $2,000 note payable.
(7) BUSINESS SEGMENT AND INTERNATIONAL INFORMATION
          The Company is a leading multi-national provider of consulting services and comprehensive information infrastructure solutions for mid to large-size organizations and has one reportable business segment. The Company has two operating segments which are identified by geographic regions, United States and Europe. These operating segments are aggregated into one reporting segment as they have similar economic characteristics. The Company’s operations are structured to achieve consolidated objectives. As a result, significant interdependence and overlap exists among the Company’s geographic areas. Accordingly, revenue, operating loss and identifiable assets shown for each geographic area may not be the amounts which would have been reported if the geographic areas were independent of one another. Revenue and transfers between geographic areas are generally priced to recover cost, plus an appropriate mark-up for profit. Operating loss is revenue less cost of revenues and direct operating expenses.

          A summary of the Company’s operations by geographic area is presented below:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Revenue:
United States	$26,372	$19,667	$51,707	$43,103
Germany	4,272	4,228	10,049	10,384
France	5,381	3,792	13,123	10,215
United Kingdom	4,266	3,998	8,104	7,360

Total revenue	$40,291	$31,685	$82,983	$71,062

Operating income (loss):
United States	$(3,218)	$(2,710)	$(4,753)	$(3,508)
Germany	(343)	(125)	(372)	(199)
France	247	(740)	354	(1,313)
United Kingdom	192	112	455	(533)

Total operating loss	$(3,122)	$(3,463)	$(4,316)	$(5,553)

	September 30,	April 1,
	2006	2006
Identifiable assets:
United States	$37,333	$51,297
Germany	6,919	7,722
France	9,500	13,460
United Kingdom	6,936	6,959

Tangible assets	60,688	79,438
Goodwill and intangibles — United States	14,289	3,059
Goodwill — Europe	2,125	2,125

Total assets	$77,102	$84,622

          No single customer accounted for more than 10% of revenue for the three and six months ended September 30, 2006 or October 1, 2005.
(8) COMPREHENSIVE LOSS
          The components of comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net loss	$(3,290)	$(3,513)	$(4,159)	$(6,516)
Foreign currency translation adjustment	(12)	(33)	11	(575)

Total comprehensive loss	$(3,278)	$(3,480)	$(4,170)	$(5,941)

(9) NET LOSS PER SHARE
          The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Numerator:
Net loss	$(3,290)	$(3,513)	$(4,159)	$(6,516)
Amortization of preferred stock discount	(791)	(335)	(1,552)	(655)
Dividend on preferred stock	(751)	(300)	(1,475)	(600)

Net loss applicable to common shareholders	$(4,832)	$(4,148)	$(7,186)	$(7,771)

Denominator:
Basic and diluted weighted-average shares outstanding	38,435	35,497	37,241	35,353

Net loss per share applicable to common shareholders, basic and diluted	$(0.13)	$(0.12)	$(0.19)	$(0.22)

          Options and warrants to purchase 17,645,000 and 13,234,000 shares of common stock were outstanding at September 30, 2006 and October 1, 2005, respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive. The common share equivalents related to the convertible preferred stock were not included in the computation of diluted earnings per share as the effect would be anti-dilutive for all periods presented.
(10) STOCK-BASED COMPENSATION & STOCKHOLDERS’ EQUITY
Adoption of Statement 123R
          Effective April 2, 2006, the Company adopted Statement 123R, “Share Based Payment,” which revises Statement 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement 123R requires that the fair value of stock-based employee compensation, including stock options and stock awards, be recognized as expense as the related services are performed. The Company previously accounted for its stock-based compensation using the intrinsic value method as defined in APB Opinion No. 25 and accordingly, prior to April 2, 2006, compensation expense for stock options was measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company used the modified prospective transition method to adopt the provisions of Statement 123R. Under this method, unvested awards at the date of adoption are amortized based on the grant date fair value estimated in accordance with the original provisions of Statement 123. The modified prospective transition method does not allow for the restatement of results from prior periods, and as a result, year over year comparison of margins and operating expenses will be impacted by this non-cash expense for all periods of fiscal 2007. Deferred compensation which related to prior awards has been eliminated against additional paid-in capital as required by Statement 123R. Statement 123R also changes the reporting of tax-related amounts within the statement of cash flows. Benefits of expected tax deductions in excess of recognized compensation costs (“windfall benefits”) are required to be recorded as a financing activity. The Company had no realized windfall tax benefit amounts for the three and six months ended September 30, 2006.
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
          As a result of the adoption of Statement 123R, the Company recorded $688 and $1,301 in stock-based compensation expense for the three and six months ended September 30, 2006, with no net tax benefit recognized. This reduced basic and diluted loss per share by $0.02 and $0.03 per share for the three and six months ended September 30, 2006. Included in the stock-based compensation expense for the three and six months ended September 30, 2006 is $158 and $215, respectively, related to restricted stock expense which was not impacted by the adoption of Statement 123R. The three and six months ended October 1, 2005 contained equity compensation expense of $69 and $131, respectively, related exclusively to expense from restricted stock awards. The following table presents the stock-based compensation expense included in our cost of revenue and selling, general and administrative expenses for the three and six months ended September 30, 2006 and October 1, 2005 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Service cost of revenue	$44	$—	$93	$—
Selling, general and administrative	644	69	1,208	131

Total stock-based compensation expense	$688	$69	$1,301	$131

          Prior to adopting Statement 123R, the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB Opinion No. 25. Had compensation expense for employee stock options been determined based on the fair value of the options on the date of grant, using the assumptions discussed below for the three and six months ended October 1, 2005, the Company’s net loss and loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	October 1, 2005	October 1, 2005
Net loss applicable to common shareholders, as reported	$(4,148)	$(7,771)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	69	131
Deduct: Stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(625)	(1,233)

Pro forma net loss applicable to common shareholders	$(4,704)	$(8,873)

Net loss per share:
Basic and diluted, as reported	$(0.12)	$(0.22)

Basic and diluted, pro forma	$(0.13)	$(0.25)

          The fair value of each option granted during the three and six months ended September 30, 2006 and October 1, 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Risk free interest rate	4.75%	4.18%	4.97%	3.86%
Expected volatility	75.0%	53.0%	75.0%	93.0%
Expected life in years	5.8	5.0	5.8	5.0
Dividend yield	None	None	None	None
Weighted-average fair value at grant date	$0.73	$0.96	$0.79	$1.18
          The risk-free interest rate is based on the currently available rate on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option converted into a continuously compounded rate. The expected volatility of stock options under Statement 123R is based on an average of historical volatility of the Company for the previous three fiscal years. The Company believes that this term most accurately reflects the future volatility of the Company’s common shares. The previous three year period was used as it reflects the time that the Company has been a reseller and system integrator, which is a significantly different business model than prior to that time as an OEM manufacturer. The expected life of the Company’s options used in the valuation of options granted for the three and six months ended September 30, 2006 was based on the use of the simplified method as described in the SEC’s Staff Accounting Bulletin No. 107. The simplified method was used due to the lack of available data to reliably estimate future exercise patterns, as the Company excluded exercise patterns prior to becoming a reseller and system integrator. Prior to the adoption of Statement 123R, the expected life of the Company’s options was based on historical exercise patterns. The dividend yield reflects the fact that the Company has never declared or paid any cash dividends on its common shares and does not currently anticipate paying cash dividends in the future.
Equity Plans
          The Company granted stock options under its 1987 Incentive Stock Option Plan and Non-Qualified Stock Option Plan, its 1992 Stock Incentive Plan, its 1996 Stock Incentive Plan, and its 2001 Stock Incentive Plan, at prices equal to the fair market value of the Company’s common stock at date of grant.
          The Company’s stockholders approved the 2001 Stock Incentive Plan (SIP), the 2001 Non-Employee Director Option Program (Program) and the 2001 Employee Stock Purchase Plan (ESPP) on July 11, 2001. Upon approval of these plans, all prior plans were terminated. Therefore, the Company will no longer issue options under its prior plans and has granted stock options under its SIP. Options currently outstanding under prior plans as of September 30, 2006, remain in effect in accordance with the respective terms of such plans. In the second quarter of fiscal year 2004, the Board approved the amended Stock Incentive Plan (the Amended SIP) to increase the number of shares issuable by 2,500,000 shares. Under the Amended SIP, the maximum aggregate number of shares of Common Stock available for grant shall be 6,500,000 shares. A maximum of 1,200,000, 450,000 and 9,477,000 shares are authorized for issuance under the ESPP, the Program and the SIP, respectively. The Program functions as part of the SIP. The maximum contractual term of options issued under these plans is 10 years. At the

Company’s annual shareholder meeting on October 30, 2006, the Company’s shareholders approved a proposal to increase the number of shares available under the 2001 SIP by 5,000,000 shares.
          In connection with the acquisition of Collective Technologies, LLC, on June 2, 2006, the Company adopted the 2006 Stock Incentive Plan (CT), pursuant to which the options and restricted stock to be granted to employees acquired from Collective will be granted. As of September 30, 2006, there were 2,651,400 available for issuance under this plan. After receiving shareholder approval at the Company’s annual meeting on October 30, 2006, a total of 253,597 restricted shares and 1,461,711 options were granted to employees acquired from Collective.
          Options granted typically vest over a period of three years from the date of grant. At September 30, 2006 the number of options exercisable was 7,884,169 and the weighted-average exercise price of those options was $4.04. As of September 30, 2006 there were 736,941 shares available for grant.
          The Company has recorded approximately $530 and $1,086 of compensation expense relative to stock options for the three and six months ended September 30, 2006 in accordance with Statement 123R. As of September 30, 2006, there was approximately $1,726 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.79 years. The following table summarizes the option activity under all equity plans for the six months ended September 30, 2006 as follows:

		Wtd. Avg.	Wtd. Avg.	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (years)	Value
Balance at April 1, 2006	9,608,910	$3.70
Granted	599,500	1.20
Exercised	(55,400)	0.54
Forfeited/Expired	(411,790)	2.42

Balance at September 30, 2006	9,741,220	3.62	6.2	$585

Options exercisable at September 30, 2006	7,844,169	$4.04	5.6	$585

          The total intrinsic value of options exercised during the six months ended September 30, 2006 was $37.
Non-Employee Directors Option Program
          On July 11, 2001, the Company’s shareholders approved the 2001 Non-Employee Directors Option Program which functions as part of the SIP described above. Upon approval of the Program, the 1994 Director’s Non-Qualified Stock Option Plan was terminated, although options currently outstanding under the prior plan shall remain in effect in accordance with the respective terms of such plan. Under the Program, each non-employee director second elected to the Board of Directors following the effective date of the SIP will automatically be granted an option to acquire 50,000 shares of Common Stock at an exercise price per share equal to the fair market value of Common Stock on the date of grant. These options will vest and become exercisable in three equal installments on each anniversary of the grant date. Upon the date of each annual stockholders’ meeting, each non-employee director who has been a member of the Board of Directors for at least 11 months prior to the date of the stockholders’ meeting will receive an automatic grant of options to acquire 25,000 shares of the Company’s Common Stock at an exercise price equal to the fair market value of the Company’s Common Stock at the date of grant. These options will vest and become exercisable in three equal installments on each anniversary of the grant date. As of September 30, 2006, there were options to purchase 525,000 shares outstanding under this program.
          Employee Stock Purchase Plan
          On July 11, 2001, the Company’s shareholders approved the ESPP. A maximum of 1,200,000 shares of common stock is authorized for issuance under the ESPP. Under the ESPP, all employees of the Company, and its designated parents or subsidiaries, whose customary employment is more than five months in any calendar year and more than 20 hours per week are eligible to participate. The ESPP was implemented through overlapping offer periods of 24 months duration commencing each January 1 and July 1. Purchase periods generally commence on the second day of each offer period and terminate on the next following June 30 or December 31 respectively. The price per share at which shares of common stock are to be purchased under the ESPP during any purchase period is eighty-five percent (85%) of the fair market value of the common stock on the second day of the offer period or eighty-five percent (85%) of the fair market value of the common stock on the last day of the purchase period, whichever is lower. There were 69,684 shares purchased under the ESPP during the three months ended September 30, 2006. The ESPP plan is considered compensatory under Statement 123R. The Company recorded $19 and $29 in compensation expense for the three and six months ended September 30, 2006 related to the ESPP plan. The fair value of the ESPP shares were estimated using the Black-Scholes model with the following assumptions calculated as of the beginning of the offering period: Risk free interest rate — 5.24%; Expected term — six months; Volatility: 67.0%; Dividend rate — none.

Restricted Stock
          During the six months ended September 30, 2006, the Company granted 1,525,000 shares of restricted stock to various company executives. Based on the fair market value at the date of grant, the Company will record $1,834 in compensation expense ratably over the vesting period of the restricted stock. The restricted stock vests one-third on the first anniversary date of the grant and the remaining two-thirds vests monthly thereafter over the following two years. The shares will be fully vested on the third anniversary date of the grant.
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
          The Company has recorded $158 and $215 of compensation expense relative to restricted stock awards for the three and six months ended September 30, 2006 in accordance with 123R. As of September 30, 2006, there was $1,565 of total unrecognized compensation costs related to the restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.67 years. Restricted stock activity under all plans is summarized as follows:

		Wtd. Avg.
	Restricted	Remaining
	Stock	Contractual Term
	Outstanding	(years)
Restricted shares at April 1, 2006	127,778
Awarded	1,525,000
Vested	(33,336)
Cancelled/Forfeited	—

Restricted shares at September 30, 2006	1,619,442	2.67

          The weighted average grant-date estimated fair value of restricted stock awards granted during the six months ended September 30, 2006 was $1.25 per share. The total estimated fair value of restricted stock awards vested was $41 for the six months ended September 30, 2006.
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
          The Series A contains a beneficial conversion discount because the Series A was priced based on 90% of the average closing price of the Company’s common stock during the 20 trading days prior to the Series A issuance. The beneficial conversion discount is computed at $8,835 including $3,000 attributable to the estimated fair value of the warrants. The estimated fair value of the warrants was computed based on the Black-Scholes model using the following assumptions: Risk free rate — 4.71%; Volatility — 87%; Expected life — 10 years. The beneficial conversion discount is amortized as a non-cash charge to retained earnings, and included in the computation of earnings per share, over the five year period using the effective interest method from the Series A issuance date until the first available redemption date. Amortization of the beneficial conversion discount was $3,034 at September 30, 2006. At September 30, 2006, the Series A is recorded net of the unamortized discount of $5,801.
          The Series A carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. At September 30, 2006, the Company had accrued dividends of $2,900 for the Series A. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series A will be senior in all respects to all other equity holders of the Company, except that they will be junior to the holders of the Series B. The Company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.
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
          The Series A is entitled to 8.5369 votes per share on all matters, except the election of directors, where the Series A has the right to elect one director to the Board. The Series A has approval rights as well with respect to certain significant corporate transactions. Pursuant to the terms of a related investors’ rights agreement, the Company agreed to register the sale of shares of common stock issuable upon conversion of the Series A. The registration statement for the Series A was declared effective on December 15, 2005. As part of the private placement financing, the Series A investors and Canopy entered into a proxy agreement whereby the Series A investors are able to vote Canopy’s shares as it relates to certain significant corporate transactions (see further discussion in “Risk Factors” in Item 1A of this Form 10-Q).
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
          Accordingly, on November 2, 2005, 1,582,023 shares of Series B were issued at a purchase price of $12.6420 per share, which was equal to ten times 90% of the average closing price of the Company’s common stock during the 15 trading days prior to the Series B issue date. The sale of Series B raised $19,140 in net proceeds. The Series B is convertible any time at the direction of the holders. Each share of Series B is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series B is initially convertible into ten shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The Series B financing included the issuance of warrants to purchase 5,932,587 shares of the Company’s common stock at an exercise price of $1.26 per share. The warrants are exercisable immediately and have a ten year life. As part of the private placement, the Series B investors have the right to elect a director to the Company’s Board of Directors. As of September 30, 2006, the Series B holders have not yet elected to designate a director nominee. In conjunction with the Series B financing, the rights, preferences and privileges of the Series A were amended to: (i) remove the conversion limitation which previously limited the number of shares of common stock that could be issued upon aggregate conversions of the Series A; (ii) revise the liquidation preferences of the Series A in light of the issuance of the Series B; and (iii) make conforming changes to the preemptive rights of the Series A to reflect the issuance of the Series B.
          The Series B contains a beneficial conversion discount because the Series B was priced based on 90% of the average closing price of the Company’s common stock during the 15 trading days prior to the Series B issuance. The beneficial conversion discount is computed at $10,169 including $2,490 attributable to the estimated fair value of the warrants. The estimated fair value of the warrants was computed based on the Black-Scholes model using the following assumptions: Risk free rate — 4.58%; Volatility — 84%; Expected life — 10 years. The beneficial conversion discount is amortized as a non-cash charge to retained earnings, and included in the computation of earnings per share, over the five year period using the effective interest method from the Series B issuance date until the first available redemption date. Amortization of the beneficial conversion was $1,368 at September 30, 2006. At September 30, 2006, the Series B is recorded net of the unamortized discount of $8,801.
          The Series B carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. At September 30, 2006, the Company had accrued dividends of $1,467 for the Series B. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series B is senior in all respects to all other equity holders of the Company. The Company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.
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
(11) RELATED-PARTY TRANSACTIONS
          As discussed in Note 10, EMC was a participating investor in the Series A and Series B offerings. EMC contributed $4,000 of the $15,000 gross proceeds in the Series A offering and $5,000 of the $20,000 gross proceeds in the Series B offering. As of September 30, 2006, EMC beneficially owned 7,808,405 shares, or 12% of the Company’s common stock assuming conversion of the Series A and Series B and related warrants. At September 30, 2006 and October 1, 2005, there was $27,706 and $16,446 payable to EMC and $3,239 and $648 in trade receivables due from EMC, respectively. The sale of EMC products represented 92% and 91% of product revenue for the three and six months ended September 30, 2006, respectively.
          As discussed in Note 10, the holders of the Series A convertible stock appointed Mr. Pehl to the Company’s Board of Directors. Mr. Pehl is a director at Advent International. As of September 30, 2006, Advent beneficially owned 33% of the company’s common stock, assuming conversion of the Series A and Series B and related outstanding warrants.
          In the normal course of business, the Company sells and purchases goods and services to and from subsidiaries of Canopy. Goods and services purchased from companies affiliated with Canopy were $30 and $60 for both the three and six months ended September 30, 2006 and October 1, 2005. There were no goods and services sold to companies affiliated with Canopy for the three or six months ended September 30, 2006 or October 1, 2005. Mr. William Mustard, one of our former Directors, was President and CEO of Canopy from March 10, 2005 through December 23, 2005. On June 15, 2006, Mr. Mustard announced his decision to not stand for reelection to our Board of Directors. On October 30, 2006, Mr. Ron Heinz, was elected to our Board of Directors. Mr. Heinz currently serves as the Managing Director of Canopy Venture Partners, LLC, a venture capital firm and an affiliate of The Canopy Group. As of September 30, 2006, Canopy beneficially owned 21% of the Company’s common stock, assuming conversion of the Series A and Series B and related outstanding warrants. Canopy also acts as a guarantor related to the Company’s loan agreement with Comerica (see Note 5).
          As discussed in Note 2, part of the purchase price of the Collective acquisition was a $2,000 note payable. Approximately $582 of this amount is payable to Mr. Edward Ateyeh, former CEO of Collective and now the Company’s Executive Vice President of U.S. Services.
(12) NEW ACCOUNTING PRONOUNCEMENTS
          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, to clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement criteria for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. Management is evaluating the effect that the adoption of FIN 48 will have on the consolidated results of operations and financial condition, however, the impact is not expected to be material.
          In March 2006, the Task Force of the FASB issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to the Governmental Authorities Should Be Presented in the Income Statement (That is Gross versus Net Presentation).” EITF 06-3 provides guidance on the presentation of taxes remitted to governmental authorities on the income statement. The Task Force reached the conclusion that the presentation of taxes on either gross (included in revenue and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, Disclosures of Accounting Policies. Any such taxes that are reported on a gross basis should be disclosed if amounts are significant. EITF 06-3 is effective for years beginning after December 15, 2006. The Company records sales tax on a net basis. This is included in accrued sales tax.
          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) on quantifying misstatements in financial statements. In SAB 108, the SEC provides guidance on considering the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the consolidated results of operations and financial condition.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements for assets and liabilities. SFAS 157 applies when other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not require new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management is evaluating the effect that the adoption of SFAS 157 will have on the consolidated results of operations and financial condition, however, the impact is not expected to be material.

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
FORWARD LOOKING STATEMENTS AND SAFE HARBOR
          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our relationship with EMC, storage solution trends, financial objectives, strategy, backlog, competition, demand seasonality, acquisition and integration of Collective Technologies, LLC, financing, plans to grow revenues and achieve profitability, revenue, margins, operations, capital expenditures, service offerings, personnel, dividends, litigation and compliance with applicable laws. In particular, this Quarterly Report on Form 10-Q contains forward-looking statements regarding:
•	our market strategy to become the preferred provider for sales, professional services and maintenance to the mid-enterprise market for information infrastructure solutions;

•	our total solutions approach and the ability of the EMC product brand to meet our customers’ needs and to track their buying decisions;

•	our belief that order backlog as of any particular date is not meaningful as it is not necessarily indicative of future sales levels;

•	our anticipation of demand for our products and services to follow seasonal patterns;

•	our expectations about future product revenue and margin percentages;

•	our expectations about the effects of our acquisition of Collective on our service revenue;

•	our beliefs regarding our ability to grow revenue and achieve profitability;

•	our estimate of expected award forfeitures;

•	the factors upon which our future depends;

•	our belief that our current cash and receivable balances will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months;

•	our belief regarding the timing and risk of undetected software or hardware errors;

•	our belief that we will remain in compliance with all the terms of the Comerica loan agreement;

•	our expectation to retain earnings and not to declare or pay any cash dividends in the near future;

•	our expectation that the loss of hardware maintenance revenue will be mitigated by an increase in professional service revenue and software maintenance revenue; and

•	our business outlook, including all statements in the section titled “Outlook” in Item 2 below.
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
          On July 2, 2006, we completed an acquisition of Collective Technologies, LLC (“Collective”), a provider of enterprise-class IT infrastructure services and solutions (see Note 2 to our condensed consolidated financial statements). As a result of this acquisition, we are able to offer customers an expanded solutions and services portfolio, which includes:
•	Business Continuity (Disaster Recovery and Back-up and Recovery)

•	Virtualization Technology

•	Infrastructure Consolidation and Migration

•	Mail and Messaging

•	High Density Computing

•	Data Storage Solutions and Assessments

•	Systems Management

•	Data Management, Migration and Consulting
          The financial results for this second quarter include the full quarter results of operations of Collective. As such, the results of operations for the three and six months ended September 30, 2006 will not be comparable to the same periods of the prior year. These comparisons are further discussed below in the “Results of Operations” section. Also, see Note 2 to the condensed consolidated financial statements.
          Some of the key financial highlights for the second quarter of fiscal 2007 include:
•	Revenue — We recorded total revenue of $40.3 million in the second quarter of fiscal 2007, an increase of 27.2% from the same period of the prior fiscal year;

•	Gross Profit Margins — We recorded product and service gross profit percentage of 18.3% and 26.0%, respectively in the second quarter of fiscal 2007 compared to 20.0% and 20.6%, respectively in the same quarter of the prior fiscal year;

•	Operating Loss — We recorded an operating loss of $3.1 million in the second quarter of fiscal 2007 compared to a loss of $3.5 million in the same quarter of the prior fiscal year. Included in the fiscal 2007 operating loss are charges of $448, $555 and $688 related to amortization of intangible assets, restructuring charges and equity compensation. These amounts are further discussed below.
           Our results of operations for the three and six months ended September 30, 2006, were impacted by a significant increase in stock-based compensation expense as a result of our adoption of Financial Accounting Standard Board (“FASB”) Statement No. 123R, “Share-Based Payment.” We selected the modified prospective transition method, which does not allow for the restatement of results from prior periods, and as a result, year over year comparison of margins and operating expenses will be impacted by this non-cash expense for all periods of fiscal 2007. Total stock-based compensation expense, which consists of expenses from employee stock options, our employee stock purchase plan (“ESPP”) and restricted stock awards, was $0.7 million and $1.3 million for the three and six months ended September 30, 2006, respectively. Total stock-based compensation in the same periods of the prior fiscal year was $0.06 million and $0.1 million, respectively, related exclusively to expense from restricted stock awards. The impact of the adoption of Statement 123R is further discussed below in “Results of Operations” and in Note 10 to our consolidated financial statements.

OUTLOOK
The following information summarizes management’s outlook for the remainder of fiscal 2007:
•	We expect product revenue to increase in the second half of fiscal 2007 compared to the first two quarters of fiscal 2007. We expect product revenue to follow, to some extent, the seasonal patterns experienced in fiscal 2006. Our product revenue growth may be negatively impacted by our strategy to focus more resources on selling services and total solutions. We believe this strategy will lead to higher service revenue and improved margins over time.

•	In the second quarter of fiscal 2007, we restructured our performance based rebate programs with EMC. If we are able to achieve these rebates from EMC, we expect our product margin percentage to increase modestly in the second half of fiscal 2007 compared to the first two quarters of fiscal 2007. However, our product margins can be volatile and are subject to many factors including competitive market forces and product mix.

•	As discussed in Note 2 to our consolidated financial statements, we completed our acquisition of Collective effective July 2, 2006. If we are able to effectively integrate this acquisition, we expect service revenue to increase primarily due to increased professional service revenue. We also expect service revenue to be driven by sales of hardware maintenance contracts as the warranty period on EMC products sold in previous years begin to expire. If we are able to achieve growth in service revenue, we expect service margins to improve as we are able to further leverage our existing service resources.
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
          We also sell application software that is sold as add-on software to existing hardware configurations. This software is generally loaded onto a customer’s host CPU and provides additional functionality to the storage environment, such as assisting in data back-up, data migration and mirroring data to remote locations. Based on the factors described in footnote two of AICPA Statement of Position (SOP) 97-2 “Software Revenue Recognition,” we consider this type of software to be more-than-incidental to hardware components in an arrangement. This assessment is based on the fact that the software can be sold on a stand-alone basis and that maintenance contracts are generally sold with the software. Software products that are considered more-than-incidental are treated as a separate unit of accounting apart from the hardware and the related software product revenue is recognized upon delivery to the customer. We account for software that is more-than-incidental in accordance with SOP 97-2, as amended by SOP 98-9, whereby the total arrangement revenue is first allocated to the software maintenance contract based on vendor specific objective evidence (VSOE) of fair value and is recognized ratably over the term of the contract. VSOE is established based on stand-alone renewal rates. The remaining revenue from the sale of software products is recognized at the time the software is delivered to the customer, provided all the revenue recognition criteria noted above have been met, except collectability must be deemed probable under SOP 97-2 versus reasonably assured under SAB 104.
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
Service revenue
          Service revenue is generated from the sale of professional services, maintenance contracts and time and materials arrangements. The following describes how we account for service transactions, provided all the other revenue recognition criteria noted above have been met. Generally, professional services revenue, which includes installation, training, consulting and engineering services, is recognized upon delivery of the services. If the professional service project includes independent milestones, revenue is recognized as milestones are met and upon acceptance from the customer. Maintenance revenue is generated from the sale of hardware and software maintenance contracts. These contracts generally range from one to three years. Maintenance revenue is recorded as deferred revenue and is recognized as revenue ratably over the term of the related agreement. As part of our ongoing operations to provide services to our customers, incidental expenses, if reimbursable under the terms of the contracts, are billed to customers. These expenses are recorded as both revenues and direct cost of services in accordance with the provisions of EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” and include expenses such as airfare, mileage, hotel stays, out-of-town meals, and telecommunication charges.
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
Other
          Certain of our sales transactions are initiated by EMC and jointly negotiated and closed by EMC and MTI’s sales force. We recognize revenue related to these transactions on a gross basis, in accordance with EITF 99-19, because we bear the risk of returns and collectability of the full accounts receivable. Product revenue for the delivered items is recorded at residual value upon pickup by a common carrier for Free Carrier (FCA) origin shipments. For FCA destination shipments, product revenue is recorded upon delivery to the customer. If we subcontract the undelivered items such as maintenance and professional services to EMC or other third parties, we record the costs of those items as deferred costs and amortize the costs using the straight-line method over the life of the contract. We defer the revenue for the undelivered items at fair value based upon list prices with EMC according to EITF 00-21. At times, our customers prefer to enter into service agreements directly with EMC or other OEM’s. In such instances, we may assign the obligation to perform services to EMC, or other third parties, and therefore we do not record revenue nor defer any costs related to the services.
           In light of the recent acquisition of Collective and the growing emphasis on integration and consulting services, we are currently evaluating the financial statement presentation of product revenue on a gross versus net margin basis.
Shipping
          Products are generally drop-shipped directly from suppliers to our customers. Upon the supplier’s delivery to a carrier, title and risk of loss pass to MTI. Revenue is recognized at the time of shipment when shipping terms are FCA shipping point as legal title and risk of loss to the product pass to the customer. For FCA destination point shipments, revenue is recorded upon delivery to the customer.
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
Valuation of goodwill. We assess the impairment of goodwill in accordance with Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (Statement 142), on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends. We completed our annual assessment for goodwill impairment in the fourth quarter of fiscal year 2006. Based upon factors such as the market valuation approach, comparison between the reporting units’ estimated fair value using discounted cash flow projections over the next three years, and carrying value, we concluded that there was no impairment of our goodwill. Changes in assumptions and estimates included within this analysis could produce significantly different results than those identified above and those recorded in the consolidated financial statements. No events occurred in the first two quarters of fiscal 2007 that caused us to further update our goodwill impairment assessment. We plan to update our assessment during the fourth quarter of fiscal 2007 or as other facts and circumstances indicate. As discussed in Note 2 to our consolidated financial statements, we completed our acquisition of Collective in the second quarter of fiscal 2007. This acquisition resulted in an addition to goodwill of approximately $8.1 million.
Inventories. Our inventory consists of spare parts inventory and production inventory. Spare parts inventory is used for product under maintenance contracts and warranty, and is not held for re-sale. As of September 30, 2006, we had net spare parts inventory of $0.8 million and net production inventory of $3.9 million. Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and future sales forecasts. Historically, we used rolling forecasts based upon anticipated product orders to determine our component and product inventory requirements. As a reseller, we primarily procure inventory upon receipt of purchase orders from customers and as a result we believe the risk of EMC production inventory obsolescence is low. At times, in order to take advantage of favorable pricing, we may procure inventory in advance of receiving customer orders. Our allowance for spare parts inventory is calculated based on a review of product lifecycles and comparison to current and projected maintenance revenue. As maintenance contracts expire and are not renewed, the amount of spare parts inventory needed to support the legacy installed base decreases. Management regularly evaluates the carrying value of the spare parts inventory relative to the remaining legacy maintenance contracts. If we overestimate our product or component requirements, we may have excess inventory, which could lead to additional excess and obsolete charges.
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

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net product revenue	63.1%	69.6%	70.6%	72.1%
Service revenue	36.9	30.4	29.4	27.9

Total revenue	100.0	100.0	100.0	100.0

Product gross profit	18.3	20.0	18.4	19.8
Service gross profit	26.0	20.6	23.3	21.9

Gross profit	21.1	20.2	19.8	20.4

Selling, general and administrative	26.4	30.7	23.8	26.8
Amortization of intangible assets	1.1	—	0.5	—
Restructuring charges	1.4	0.4	0.7	1.4

Operating loss	(7.8)	(10.9)	(5.2)	(7.8)

Interest and other expense, net	(0.4)	(0.3)	(0.1)	(0.2)
Gain (loss) on foreign currency transactions	—	0.1	0.4	(1.2)
Income tax expense	—	—	0.1	—

Net loss	(8.2)%	(11.1)%	(5.0)%	(9.2)%

          Net product revenue: The components of product revenue by geographic region for the second quarter of fiscal 2007 and 2006 are shown in the table below (in millions):

	Three months ended September 30, 2006			Three months ended October 1, 2005
	US	Europe	Total	US	Europe	Total
Server revenue	$12.3	$6.0	$18.3	$9.5	$4.1	$13.6
Software revenue	3.9	1.1	5.0	3.5	0.7	4.2
Tape library revenue	0.8	1.3	2.1	2.3	2.0	4.3

Total product revenue	$17.0	$8.4	$25.4	$15.3	$6.8	$22.1

          Net product revenue for the second quarter of fiscal 2007 increased $3.3 million, or 15% from the same quarter of the prior year. This increase was comprised of a $1.7 million and $1.6 million increase in domestic and international product revenue, respectively. The increase in product revenue was comprised of an increase in server and software revenue of $4.7 million and $0.8 million, respectively, partially offset by a decrease in tape library revenue of $2.2 million. Server, software and tape library revenue accounted for 72%, 20% and 8% of total product revenue in the second quarter of fiscal 2007 as compared to 62%, 19% and 19% for the same quarter of the prior year, respectively. We believe the increase in product revenue is a result of our continued effort to reach new customers through new and existing sales channels. In the second and third quarters of fiscal 2006, we increased our marketing and inside-sales teams, adding 12 new telemarketing employees and expanding our marketing exposure through attendance at tradeshows and increased advertising campaigns. We believe this has helped to generate new name accounts and provide further opportunities for our outside-sales teams. In the second quarter of fiscal 2007, sales of EMC products represented $23.5 million, or 92% of total product revenue compared with $17.4 million or 79% of total product revenue for the same quarter of the prior year. We ended our second quarter of fiscal 2007 with a product order backlog of $5.8 million. It should be noted that backlog is not necessarily indicative of future revenue.
          The components of product revenue by geographic region for the first six months of fiscal 2007 and 2006 are shown in the table below (in millions):

	Six months ended September 30, 2006			Six months ended October 1, 2005
	US	Europe	Total	US	Europe	Total
Server revenue	$28.0	$15.7	$43.7	$22.2	$12.5	$34.7
Software revenue	8.1	1.8	9.9	7.9	1.8	9.7
Tape library revenue	2.1	2.9	5.0	3.8	3.1	6.9

Total product revenue	$38.2	$20.4	$58.6	$33.9	$17.4	$51.3

          Net product revenue for the first six months of fiscal 2007 increased $7.3 million, or 14% from the same period of the prior year. This increase was comprised of a $4.3 million and $3.0 million increase in domestic and international product revenue, respectively. The increase in product revenue was comprised of an increase in server and software revenue of $9.0 million and $0.2 million, respectively, partially offset by a decrease in tape library revenue of $1.9 million. Server, software and tape library revenue accounted for 75%, 17% and 8% of total product revenue in the first six months of fiscal 2007 as compared to 68%, 19% and 13% for the same period of the prior year, respectively. The increase in product revenue is primarily due to the reasons noted above. For the first six months of fiscal 2007, sales of EMC products represented $53.2 million, or 91% of total product revenue compared with $42.4 million or 83% of total product revenue for the same period of the prior year.
          Service Revenue: The components of service revenue for the second quarter of fiscal 2007 and 2006 are shown in the table below (in millions):

	Three months ended September 30, 2006			Three months ended October 1, 2005
	US	Europe	Total	US	Europe	Total
Professional services revenue	$7.2	$1.3	$8.5	$1.8	$1.0	$2.8
Maintenance revenue	2.2	4.2	6.4	2.6	4.2	6.8

Total service revenue	$9.4	$5.5	$14.9	$4.4	$5.2	$9.6

          Total service revenue for the second quarter of fiscal 2007 increased $5.3 million, or 55% from the same quarter of the prior year. This increase was comprised of a $5.7 million increase in professional services revenue, offset slightly by a $0.4 million decrease in maintenance revenue. The increase in professional services revenue is primarily related to the acquisition of Collective Technologies which was closed at the beginning of the second quarter of fiscal 2007. This acquisition resulted in increased professional services revenue of $5.4 million domestically. The remainder of the professional services increase was due to a $0.3 million increase in professional services revenue in Europe due to increased product sales which generally drive increased service revenue from installation and implantation projects.
          Most EMC hardware products are sold with up to a 3-year, 24x7 warranty. As a result, any revenue associated with post-warranty service contracts for those hardware product sales would not occur until expiration of the warranty period. We believe this factor, along with declining renewal rates of legacy maintenance contracts, caused maintenance revenue to decrease compared to the second quarter of fiscal 2006. The decline in hardware maintenance was partially offset by new maintenance contracts sold on software products.
     The components of service revenue for the first six months of fiscal 2007 and 2006 are shown in the table below (in millions):

	Six months ended September 30, 2006			Six months ended October 1, 2005
	US	Europe	Total	US	Europe	Total
Professional services revenue	$8.9	$2.6	$11.5	$3.9	$2.2	$6.1
Maintenance revenue	4.6	8.3	12.9	5.3	8.4	13.7

Total service revenue	$13.5	$10.9	$24.4	$9.2	$10.6	$19.8

          Total service revenue for the first six months of fiscal 2007 increased $4.6 million, or 23% from the same period of the prior year. This increase was comprised of a $5.4 million increase in professional services revenue, offset by a $0.8 million decrease in maintenance revenue. The increase in professional services revenue is primarily related to the acquisition of Collective Technologies which was closed at the beginning of the second quarter of fiscal 2007, which added approximately $5.4 million in professional services revenue domestically. Also contributing to the increased professional services was a $0.4 million increase in Europe. This increase is due to increased product sales in Europe. The decrease in maintenance revenue was primarily due to the same reasons noted above.
          Product Gross Profit: Product gross profit was $4.6 million for the second quarter of fiscal 2007, an increase of $0.2 million or 5% from the same quarter of the prior year. The gross profit percentage for net product sales was 18.3% for the second quarter of fiscal 2007 compared to 20.0% for the same quarter of the prior year. The decrease in the product gross profit percentage was primarily due to several product fulfillment transactions which carried lower than normal product margins. We recorded approximately $0.4 million in vendor rebates in the second quarter of fiscal 2007 compared to $0.2 million in the same quarter of the prior year.
          Product gross profit was $10.8 million for the first six months of fiscal 2007, an increase of $0.6 million or 6% from the same period of the prior year. The gross profit percentage for net product sales was 18.4% for the first six months of fiscal 2007 compared to 19.8% for the same period of the prior year. The decrease in the product gross profit percentage was also primarily due to product fulfillment transactions which carried lower than normal product margins. We recorded approximately $0.8 million in vendor rebates in the first six months of fiscal 2007 compared to $0.6 million in the same period of the prior year.
          Service Gross Profit: Service gross profit was $3.9 million for the second quarter of fiscal 2007, an increase of $1.9 million, or 95% from the same quarter of the prior year. The service gross profit percentage was 26.0% in the second quarter of fiscal 2007 compared to 20.6% in the same quarter of the prior year. The increase in service gross profit was primarily due to increased professional services margins as a result of the acquisition of Collective as discussed above. Also contributing to the increased service gross profit margin was a decrease in sub-contractor consulting costs. Due to the highly-skilled consultants acquired with Collective, we did not rely as heavily on sub-contractors to deliver complex services. Also, in the second quarter of fiscal 2007, we were able to reduce maintenance costs by consolidating our software help-desk function in our United Kingdom office. Service cost of revenue in the second quarter of fiscal 2007 included a charge of $0.04 million related to stock-based compensation due to the adoption of Statement 123R.
          Service gross profit was $5.7 million for the first six months of fiscal 2007, an increase of $1.3 million or 31% from the same period of the prior year. The service gross profit percentage was 23.3% for the first six months of fiscal 2007 compared to 21.9% for the same period of the prior year. The increase in service gross profit margin was primarily due to the acquisition of Collective in the second quarter of fiscal 2007, and other cost reduction measures which are discussed above.
          Selling, General and Administrative: Selling, general and administrative expenses for the second quarter of fiscal 2007 increased $0.9 million, or 9% from the same quarter of the prior year. As a percentage of total revenue, selling, general and administrative expenses for the second quarter of fiscal 2007 were 26.4% as compared to 30.7% for the same quarter of the prior year. Selling, general and administrative costs in the second quarter of fiscal 2007 included a charge of $0.6 million related to stock-based compensation due to the adoption of Statement 123R. Stock-based compensation charges in the second quarter of fiscal 2006 were $0.07 million related exclusively to expense from restricted stock awards. The acquisition of Collective added approximately $1.4 million in selling, general and administrative expenses. Therefore, the $0.9 million increase in selling, general and administrative expenses was primarily due to $1.4 million in costs added as a result of the acquisition of Collective as well as $0.6 million in expenses related to equity compensation. These costs were offset by reductions in salary and commission expenses as a result of decreased headcount and other cost reduction measures. Included in selling, general and administrative expenses for the second quarter of fiscal 2006 was a $0.3 million charge related to a VAT settlement in France.
          Selling, general and administrative expenses for the first six months of fiscal 2007 increased $0.8 million, or 4% from the same period of the prior year. As a percentage of total revenue, selling, general and administrative expenses for the first six months of fiscal 2007 were 23.8% as compared to 26.8% for the same period of the prior year. Selling, general and administrative costs in the first six months of fiscal 2007 included a charge of $1.2 million related to stock-based compensation due to the adoption of Statement 123R. Stock-based compensation charges for the same period of fiscal 2006 were $0.1 million related exclusively to expense from restricted stock awards. The $0.8 million increase in selling, general and administrative expenses is primarily due to $1.4 million in costs added as a result of the acquisition of Collective as well as $1.2 million in expenses related to equity compensation. These expenses were partially offset by cost reductions in salary, benefits and commissions as a result of decreased headcount as well as other cost reduction measures. Included in selling, general and administrative expenses for the second quarter of fiscal 2006 was a $0.3 million charge related to a VAT settlement in France.
          Amortization of Intangible Assets: We recorded amortization charges of $0.4 million in the second quarter of fiscal 2007. This charge is related to the amortization of intangible assets acquired in the acquisition of Collective Technologies which was closed in the second quarter of fiscal 2007. See further discussion in Note 2 of the consolidated financial statements.
          Restructuring: In the second quarter of fiscal 2007, we initiated a restructuring plan which consisted of elimination of redundant positions as a result of the acquisition of Collective as well as the restructure our sales organization to better reflect our service-focused selling strategy. The $0.6 million restructuring charge in the second quarter of fiscal 2007 was comprised of $0.5 million in charges related to the 2007 restructuring plan and $0.1 million related to the 2002 restructuring plan. The 2007 plan charge was primarily related to headcount reductions and the 2002 plan charge related to additional costs incurred in exiting our facility in Sunnyvale, California. The fiscal 2006 restructuring charges were primarily related to the closure of our Dublin, Ireland facility.
          Interest and Other Expense, Net: Interest and other expense, net for the second quarter of fiscal 2007 increased from $0.08 million in the second quarter of fiscal 2006 to $0.15 million in the second quarter of fiscal 2007. The fluctuation is primarily due to increased interest expense due to higher interest rates on our line of credit. The interest rate on our line of credit with Comerica is based on the prime rate. Also contributing to the increase is expense associated with the amortization of the warrant issued to Canopy at the end of the first quarter of fiscal 2007 in exchange for the guarantee on our line of credit.
          Interest and other expense, net for the first six months of fiscal 2007 decreased from $0.15 million in fiscal 2006 to $0.10 million in 2007. This decrease was primarily due to increased interest income on the cash proceeds from the sale of Series B Preferred Stock. These proceeds were received in the third quarter of fiscal 2006.
          Gain (loss) on Foreign Currency Transactions: The impact from foreign currency transactions in the second quarter of fiscal 2007 was relatively comparable to the prior quarter. Currency rates remained relatively unchanged through the quarter resulting in only a minor loss in the second quarter of fiscal 2007. We recorded a gain on foreign currency transactions of $0.3 million in the first six months of fiscal 2007, compared to a loss of $0.8 million for the same period of the prior year. The gain in 2007 primarily resulted from the weakening value of the US Dollar as compared to the Euro and the British Pound Sterling during the first quarter of fiscal 2007, whereas the foreign currency loss resulted from the strengthening value of the US Dollar primarily during the first quarter of fiscal 2006.
Liquidity and Capital Resources
          As of September 30, 2006, we had working capital of $7.2 million, compared to $16.4 million as of April 1, 2006. We had cash and cash equivalents of $10.3 million as of September 30, 2006, compared to $21.7 million as of April 1, 2006. The $11.4 million decrease in cash and cash equivalents was primarily the result of $8.0 million in cash paid for the acquisition of Collective Technologies in the second quarter of fiscal 2007. This included the $6.0 million purchase price, $0.5 million in direct acquisition costs plus a $1.5 million payment made on the day of the acquisition to pay down an assumed liability. Net cash used in operating activities in the first six months of fiscal 2007 was $3.3 million. This was primarily due to the $4.2 million net loss, an $11.1 million decrease in accounts payable and a $2.0 million decrease in deferred revenue, partially offset by a $5.6 million and $5.5 million decrease in accounts receivable and inventory, respectively. The decrease in accounts payable was due to the sale and partial return of $6.7 million in production inventory that was on hand as of April 1, 2006. This was also the reason for the decrease in inventory noted above. The decrease in accounts receivable is due to lower sales in the second quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. Included in the $4.2 million net loss was a non-cash charge of $1.3 million related to equity compensation.
          In November 2002, we entered into an agreement with Comerica Bank for a line of credit of $7.0 million at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by The Canopy Group, Inc. (“Canopy”). On June 20, 2006, we renewed the Comerica line of credit through November 30, 2006 and Canopy renewed its letter of credit guarantee through December 31, 2006. Until December 30, 2004, as discussed below, the Canopy letter of credit was secured by substantially all the assets of the Company. As of September 30, 2006, there was $5.2 million and $0.4 million in borrowings and letters of credit outstanding, respectively, under the Comerica Loan Agreement and $1.4 million was available for borrowing.

          On December 30, 2004, we entered into a security agreement with EMC whereby we granted EMC a security interest in certain assets of the Company to secure our obligations to EMC under our existing supply agreements. The assets pledged as collateral consisted primarily of the Company’s accounts receivable generated from the sale of EMC products and services, related inventory and the proceeds of such accounts receivable and inventory. In exchange for this security interest, EMC increased our purchasing credit limit to $20.0 million. On June 7, 2006, due to our improved financial position and established payment history, EMC terminated the security agreement and released its security interest in all of our assets. Our purchasing credit limit with EMC is determined based on the needs of our business and our financial position. Our payment terms with EMC remain at net 45 days from shipment.
          We had previously granted a security interest in all of our personal property assets to Canopy as security for our obligations to Canopy in connection with Canopy’s guaranty of our indebtedness to Comerica Bank. To enable us to pledge the collateral described above to EMC, Canopy delivered a waiver and consent releasing Canopy’s security interest in the collateral to be pledged to EMC and consenting to the transaction. As part of the waiver and consent, we agreed not to increase our indebtedness to Comerica Bank above our then-current outstanding balance of $5.5 million, and to make a principal repayment to Comerica equal to $1.8 million on each of February 15, 2005, May 15, 2005 and August 15, 2005 in order to eliminate our outstanding indebtedness to Comerica. In connection with our renewal of the Comerica agreement noted above, Canopy amended its waiver and consent which terminated the requirement to pay-down the indebtedness to Comerica and extended their letter of credit guarantee through December 31, 2006. In exchange for this waiver and consent amendment, we issued a warrant to Canopy to purchase 125,000 shares of our common stock at an exercise price of $1.23 per share, the market price on the date of grant. The warrant is exercisable immediately and has a five year life. The warrant was issued on June 20, 2006, and the warrant fair value of $100 is being amortized to interest expense over the six month term of the guarantee.
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
          The shares issued as consideration in the transaction are subject to a 12 month lock-up agreement and have piggyback registration rights. On October 30, 2006, we also issued 253,597 restricted shares and 1,461,711 stock options to former employees of Collective that were acquired in the transaction. The purchase price is subject to certain adjustments specified in the Asset Purchase Agreement. See further discussion in Note 2 of the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.
          At various times from March 2005 through March 2006, we issued options to purchase shares of our common stock under our 2001 Stock Incentive Plan to our directors, employees and consultants, with exercise prices ranging from a minimum of $1.44 per share to a maximum of $2.45 per share, for the purpose of providing incentive compensation to those directors, employees and consultants. The aggregate exercise price of the issued options is approximately $1.2 million. The options were issued in accordance with applicable federal securities laws and registered on Form S-8. We believed in good faith that we could rely on a prior qualification order issued pursuant to Section 25111 of the California Corporations Code (the “Code”) or an exemption from the qualification requirements thereof; however, the options may not in fact have been issued in compliance with the provisions of Section 25110 of the Code. In order to comply with the securities laws of California, where we have our headquarters, we have received approval of the form of a repurchase offer. Under the form approved by the California Department of Corporations, we would offer to repurchase any outstanding options issued during such period for a cash price equal to 20% of the aggregate exercise price of the option, plus interest at an annual rate of 7%. During this period, all of our non-employee directors received the grants described above. All of our non-employee directors have executed releases as to any claims they might have under our repurchase offer and waived any rights thereunder.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Our European operations transact in foreign currencies, which exposes us to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound Sterling and the Euro. We have used and may, in the future, use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks. As of September 30, 2006, we had no outstanding forward contracts. Should we decide to use hedging programs in the future, there can be no assurance that such actions will successfully reduce our exposure to financial market risks.
          Our exposure to short-term interest rate fluctuations is limited to our short-term borrowings under our line of credit. As of September 30, 2006, the balance on our line of credit was $5.2 million. Therefore, a 1% increase in interest rates would increase annual interest expense by $0.05 million.
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
ITEM 1A — RISK FACTORS
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
          In the second quarter of fiscal 2005 we became an EMC Premier Velocity Partner, which has allowed us to earn certain performance based and service rebates. We recorded EMC rebates of $1.5 million and $0.8 million in fiscal 2006 and the first six months of fiscal 2007, respectively. There is no guarantee that we will earn these rebates in the future or that EMC will continue to offer such rebate program. Our failure to receive these performance rebates could have an adverse impact on our results of operations.
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
          As of September 30, 2006, The Canopy Group, Inc. (“Canopy”) beneficially owned 21% of the Company’s common stock assuming conversion of the Series A and Series B and related warrants outstanding, but excluding outstanding options. Mr. Ron Heinz was elected to our Board of Directors on October 30, 2006 and is the Managing Director of Canopy Venture Partners, LLC, a venture capital firm and an affiliate of The Canopy Group.
          In addition, the holders of our Series A and Series B, as a result of their acquisition of securities issued in our June 2004 and November 2005 private placements, currently beneficially own approximately 46.3% of the Company’s outstanding common stock, assuming conversion and exercise of all shares of preferred stock and warrants which they presently hold. Other than with respect to the election of directors, the holders of Series A and Series B generally have the right to vote on any matter with the holders of common stock, and each share of Series A is entitled to 8.5369 votes and each share of Series B is entitled to 8.7792 votes. The approval of the holders of a majority of the Series A and Series B, each voting as a separate class, will be required to approve certain corporate actions, including:
•	any amendment of the Company’s certificate of incorporation or bylaws that adversely affects the holders of Series A, or Series B, as applicable;

•	any authorization of a class of capital stock ranking senior to, or on parity with, the Series A, or Series B, as applicable;

•	any increase in the size of the Company’s Board of Directors to greater than eight members or any change in the classification of the Board of Directors;

•	certain redemptions or repurchases of capital stock;

•	acquisitions of capital stock or assets from other entities;

•	effecting, or entering into any agreement to effect, any merger, consolidation, recapitalization, reorganization, liquidation, dissolution, winding up or similar transaction (a “Liquidation Event”) involving the Company or any of its subsidiaries;

•	any sale of assets of the Company or a subsidiary which is outside the ordinary course of business;

•	any purchase of assets of or an equity interest in another entity for more than $5.0 million; and

•	any incurrence of additional debt for borrowed money in excess of $1.0 million.
          The holders of Series A and Series B are each entitled to elect one member of the Company’s Board of Directors. Currently, Mr. Michael Pehl serves as the Series A Director.
          In connection with the Series A financing, the Series A investors, the Company and The Canopy Group, Inc. entered into a Voting Agreement, pursuant to which, when any matter involving a significant corporate transaction (such as a merger, consolidation, liquidation, significant issuance of voting securities by the Company, sale of significant Company assets, or acquisition of significant assets or equity interest of another entity) is submitted to a vote of the Company’s stockholders, Canopy has agreed that either (a) the common stock of the Company that Canopy holds will be voted in proportion to the Series A investors’ votes on the matter, or (b) if Canopy wishes that any of its common stock be voted differently than in proportion to the Series A investors’ votes, Canopy will, if so required by a Series A investor, purchase from the Series A investor(s) with which the Canopy votes are not aligned all or any portion (as required by the Series A investor) of such investor’s Series A Convertible Preferred Stock. The per share price in any such purchase is to equal two times the sum of (x) the stated value of a share of Series A Convertible Preferred Stock plus (y) any accrued but unpaid dividends thereon. At any stockholder meeting at which members of the Board are to be elected and the Series A investors do not then have either a Series A Director on the Board or the power at such election to elect a Series A Director to the Board, Canopy has agreed to vote in favor of one nominee of the Advent Funds and the Series A investors have agreed to vote in favor of a Canopy nominee.
We may fail to comply with Nasdaq Marketplace Rules.
          Our securities have traded on the Nasdaq Capital Market since August 16, 2002. On November 3, 2006, we received a Nasdaq Staff Deficiency Letter indicating that for the last 10 consecutive trading days, MTI’s market value of listed securities had been below the $35,000,000 minimum required for continued listing on the Nasdaq Capital Market pursuant to Marketplace Rule 4310(c)(2)(B)(ii). In accordance with Marketplace Rule 4310(c)(8)(C), we are provided with 30 calendar days from the date of notification, or until December 1, 2006, to regain compliance with Marketplace Rule 4310(c)(2)(B)(ii). If, at any time before December 1, 2006, the market value of MTI’s listed securities is $35,000,000 or more for a minimum of 10 consecutive business days, Nasdaq will determine if we comply with Marketplace Rule 4310(c)(2)(B)(ii). If compliance with Marketplace Rule 4310(c)(2)(B)(ii) cannot be demonstrated by December 1, 2006, Nasdaq will provide written notification that our securities will be delisted. At that time, we would be permitted to appeal Nasdaq’s determination to a Listing Qualifications Panel.
          The Nasdaq deficiency letter also stated that, based on information contained in our periodic reports filed with the Securities and Exchange Commission, we do not comply with Marketplace Rules 4310(c)(2)(B)(i) or 4310(c)(2)(B)(iii), which require minimum stockholders’ equity of $2,500,000 or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Pursuant to Marketplace Rule 4310(c)(2)(B), for continued listing we must satisfy either the minimum stockholders’ equity requirement, the minimum market value of listed securities requirement or the minimum net income from continuing operations requirement.
          On November 7, 2006, we received a Nasdaq Staff Deficiency Letter indicating that we do not comply with the minimum bid price requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(4) (the “Bid Price Requirement”). We have a 180 day period ending on May 7, 2007 to regain compliance with the Bid Price Requirement. If MTI’s closing bid price is at least $1.00 for a period of at least 10 consecutive trading days, we will have regained compliance with the Bid Price Requirement. If we have not regained compliance with the Bid Price Requirement by May 7, 2007, we may have an additional 180 day period to regain compliance, if we satisfy initial listing requirements (other than the Bid Price Requirement) for the Nasdaq Capital Market. There can be no assurance we will qualify for this additional grace period. We intend to monitor the market value of our listed securities between now and December 1, 2006, and consider available options if our common stock does not trade at a level likely to result in regaining compliance with the minimum market value of listed securities requirement and Bid Price Requirement. If we do not regain compliance by the end of any applicable grace period, our stock would be delisted and we would likely seek to list our common stock on the over-the-counter market, which is viewed by many investors as a less liquid marketplace. As a result, the price per share of our common stock may decrease and the trading market for our common stock, our ability to issue additional securities and our ability to secure additional financing may be materially and adversely affected.
Our recent acquisition of the operating assets of Collective Technologies, LLC is expected to benefit us, but we may not realize any anticipated benefits due to challenges associated with integrating our companies and costs we incur from the acquisition.

          The success of our recent acquisition of Collective will depend in large part on the success of our management in integrating the operations, personnel, technologies and service capabilities of Collective into our company following the acquisition. Our failure to meet the challenges involved in integrating successfully the operations of Collective or otherwise to realize any of the anticipated benefits of the acquisition could adversely impact our combined results of operations. In addition, the overall integration of Collective may result in unanticipated operational problems, expenses, liabilities and diversion of management’s attention. The challenges involved in this integration include the following:
•	successfully integrating our operations, technologies, products and services with those of Collective;

•	retaining and expanding customer and supplier relationships;

•	coordinating and integrating the service capabilities of Collective into our company and particularly our sales organization;

•	preserving service and other important relationships that we and Collective have, and resolving potential conflicts that may arise;

•	assimilating the personnel of Collective and integrating the business cultures of both companies;

•	maintaining employee morale and motivation; and

•	reducing administrative costs associated with the operations of Collective.
          We may not be able to successfully integrate the operations of Collective in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of the acquisition to the extent or in the time frame anticipated.
Our stockholders may be diluted by the conversion of outstanding Series A and Series B and the exercise of outstanding options and warrants to purchase common stock.
          There are currently 566,797 shares of our Series A Convertible Preferred Stock outstanding, which are convertible at any time at the direction of their holders. Each share of Series A is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series A is presently convertible into approximately 12.8 shares of common stock (exclusive of accrued dividends), but is subject to adjustment upon certain dilutive issuances of securities by the Company. The outstanding shares of Series A are currently convertible into an aggregate of approximately 7.3 million shares of common stock (exclusive of accrued dividends). Dividends accrue on the Series A at an annual rate of 8%, and the holders of Series A may convert the accrued dividends into shares of common stock to the extent the Company has not previously paid such dividends in cash. Accrued and unpaid Series A dividends totaled $2.9 million at September 30, 2006. The holders of Series A are also entitled to anti-dilution protection, pursuant to which the conversion price would be reduced using a weighted-average calculation in the event the Company issues certain additional securities at a price per share less than the conversion price then in effect. In addition, the holders of Series A have preemptive rights to purchase a pro rata portion of certain future issuances of equity securities by the Company.
          There are also currently 1,582,023 shares of our Series B outstanding, which are convertible at any time at the direction of their holders. Each share of Series B is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series B is presently convertible into 10 shares of common stock (exclusive of accrued dividends), but is subject to adjustment upon certain dilutive issuances of securities by the Company. The outstanding shares of Series B are currently convertible into an aggregate of approximately 15.8 million shares of common stock (exclusive of accrued dividends). Dividends accrue on the Series B at an annual rate of 8%, and the holders of Series B may convert the accrued dividends into shares of common stock to the extent the Company has not previously paid such dividends in cash. Accrued and unpaid Series B dividends totaled $1.5 million at September 30, 2006. The holders of Series B are also entitled to anti-dilution protection, pursuant to which the conversion price would be reduced using a weighted-average calculation in the event the Company issues certain additional securities at a price per share less than their conversion price then in effect. In addition, the holders of Series B have preemptive rights to purchase a pro rata portion of certain future issuances of equity securities by the Company.
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
          If the holders of our Series A or Series B convert their shares or exercise the warrants they hold, the Company would be required to issue additional shares of common stock, resulting in dilution of existing common stockholders and potentially a decline in the market price of our common stock.

          Additionally, in the second quarter of fiscal 2007, we issued warrants to purchase 1 million shares of common stock in connection with our acquisition of Collective. The warrants expire in 2017. On October 30, 2006, we also issued 253,597 restricted shares and 1,461,711 stock options to former employees of Collective that were acquired in the transaction, all of which could cause further dilution to existing stockholders.
          See Note 10 to our condensed consolidated financial statements for further discussion of our equity plans outstanding.
A significant portion of our revenues occurs in the last month of a given quarter. Consequently, our results of operations for any particular quarter are difficult to predict.
          We have experienced, historically, a significant portion of our orders, sales and shipments in the last month or weeks of each quarter. In fiscal year 2006, 59%, 65%, 61% and 60%, respectively, of our total revenue was recorded in the last month of each successive quarter. In the first and second quarters of fiscal 2007, 70% and 69%, respectively, of our total revenue was recorded in the last month of each successive quarter. We expect this pattern to continue, and possibly to increase, in the future. This uneven pattern makes our ability to forecast revenues, earnings and working capital requirements for each quarter difficult and uncertain. If we do not receive orders that we have anticipated or complete shipments within a given quarter, our results of operations could be harmed materially for that quarter. Additionally, due to receiving a significant portion of our orders in the last month of the quarter, we may experience a situation in which we have exceeded our credit limits with our vendors, thereby making our ability to ship to our customers very difficult. If we experience such situations and are unable to extend our credit limits with our vendors, this could materially harm our results of operations.
We have a history of operating losses, and our future operating results may depend on the success of our cost reduction initiatives and on other factors.
          We have a history of recurring losses and net cash used in operations. In fiscal 2006 and the first six months of fiscal 2007, we incurred net losses of $8.1 million and $4.2 million, respectively. Our cash used in operations was $11.2 million and $3.3 million for fiscal year 2006 and the first six months of fiscal 2007, respectively. We had $7.2 million in working capital as of September 30, 2006.
          In fiscal 2005 we implemented restructuring activities related to the closure of our Dublin, Ireland facility. In the second quarter of fiscal 2007, we implemented additional restructuring activities associated with the reorganization of the company as a result of the acquisition of Collective. These measures included reductions in our workforce and the partial or complete closure of certain under-utilized facilities, including offices. We cannot predict with any certainty the long-term impact of our workforce reductions. Reductions in our workforce could negatively impact our financial condition and results of operations by, among other things, making it difficult to motivate and retain the remaining employees, which in turn may affect our ability to deliver our products in a timely fashion. We also cannot assure you that these measures will be successful in achieving the expected benefits within the expected time frames, or at all, or that the workforce reductions will not impair our ability to achieve our current or future business objectives.
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
          International sales and services represented approximately 40% and 38% of total revenue for fiscal year 2006 and the first six months of fiscal 2007, respectively. As a result, our results of operations are subject to the financial and operating risks of conducting business internationally, including:
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
          We believe that our current cash and receivable balances will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. Projections for our capital requirements are subject to numerous uncertainties including the actual costs of the integration of Collective, the amount of service and product revenue generated in fiscal 2007 and general economic conditions. If we do not improve revenues and margins, successfully integrate Collective and achieve profitability, we expect to require additional funds in order to carry on our operations, and may seek to raise such funds through bank borrowings or public or private offerings of equity or debt securities or from other sources, which would likely require the approval of the Series A and Series B investors.

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
          Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indications of our future performance. We cannot assure you that we will be profitable on a quarter-to-quarter basis or that our future revenues and operating results will meet or exceed the expectations of securities analysts and investors. Failure to be profitable on a quarterly basis or to meet such expectations could cause a significant decrease in the trading price of our common stock. The following table quantifies the fluctuations in our period-to-period results for fiscal year 2006 and the first two quarters of fiscal year 2007 (amounts in thousands).

				NET LOSS
				ATTRIBUTABLE
	TOTAL	GROSS	OPERATING	TO COMMON
	REVENUE	PROFIT	LOSS	SHAREHOLDERS
2007
Second quarter	$40,291	$8,510	$(3,122)	$(4,832)
First quarter	42,692	7,950	(1,194)	(2,354)

Total	82,983	16,460	(4,316)	(7,186)

2006
Fourth quarter	43,915	8,589	(117)	(1,253)
Third quarter	40,162	7,887	(1,557)	(2,988)
Second quarter	31,635	6,401	(3,463)	(4,148)
First quarter	39,331	8,078	(2,090)	(3,622)

Total	$155,043	$30,955	$(7,227)	$(12,011)

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
          Our facilities, personnel, operating and financial systems may not be sufficient to effectively manage any future growth and, as a result, we may lose our ability to respond to new opportunities promptly. Additionally, revenue growth may not materialize and increases in our operating expenses in response to any anticipated revenue growth may harm our operating results and financial condition.
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
          The value of an investment in our company could decline due to the impact of a number of factors upon the market price of our common stock, including the following:
•	failure of our results from operations to meet the expectations of public market analysts and investors;

•	failure to be listed on the Nasdaq market;

•	the timing and announcement of new or enhanced products or services by us, our partners or by our competitors;

•	speculation in the press or investment community about our business or our competitive position;

•	the volume of trading in our common stock; and

•	market conditions and the trading price of shares of technology companies generally.
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
          At various times from March 2005 through March 2006, we issued options to purchase shares of our common stock under our 2001 Stock Incentive Plan, as amended, to our directors, employees and consultants, with exercise prices ranging from a minimum of $1.44 per share to a maximum of $2.45 per share, for the purpose of providing incentive compensation to those directors, employees and consultants. The aggregate exercise price of the issued options approximately $1.2 million. The recipients of the issued options did not pay the Company for the options, and none of the options has been exercised as of the date hereof. In order to comply with the securities laws of California, where we have our headquarters, we have received approval of the form of a repurchase offer. Under the form approved by the California Department of Corporations, we would offer to repurchase any outstanding options issued during such period for a cash price equal to 20% of the aggregate exercise price of the option, plus interest at an annual rate of 7%.
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
          Our certificate of incorporation and bylaws contain various provisions, including notice provisions and provisions authorizing us to issue preferred stock, that may make it more difficult for a third party to acquire, or may discourage acquisition bids for, our company. Also, the rights of holders of our common stock may be affected adversely by the rights of holders of our Series A Preferred Stock, Series B and any other preferred stock that we may issue in the future that would be senior to the rights of the holders of our common stock. Furthermore, we are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
See index to Exhibits on page 42 of this report.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2006.

MTI TECHNOLOGY CORPORATION
By:	/s/ SCOTT POTERACKI
Scott Poteracki
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
     (a) The following documents are filed as a part of this Annual Report on Form 10-Q:

Exhibit	Exhibit Description	Incorporated by Reference
Number		Form	Exhibit(s)	Filing Date

2.3	Amendment No. 2 to Asset Purchase Agreement, dated July 5, 2006, by and among the Company, Collective and Pencom.	8-K	2.2	July 11, 2006

4.1	Form of Common Stock Purchase Warrant.	8-K	4.1	July 11, 2006

4.2	Registration Rights Agreement, dated July 5, 2006, by and between the Company and Collective.	8-K	4.1	July 11, 2006

10.1	Form of Promissory Note.	8-K	10.1	July 11, 2006

10.2*	Employment Agreement, dated July 5, 2006, by and between the Company and Edward C. Ateyeh, Jr.	8-K	10.2	July 11, 2006

10.3*	Employment Agreement, dated July 5, 2006, by and between the Company and William Kerley.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) /Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) /Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management or compensatory plan or arrangement.