Form 10-Q
period 2006-12-30
MTI TECHNOLOGY CORP
filed 2007-02-16
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

or

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

The number of shares outstanding of the Registrant’s common stock, $.001 par value, as of February 9, 2007 was 38,805,755

MTI TECHNOLOGY CORPORATION

FINANCIAL STATEMENTS

Item 1 — Financial Statements

MTI TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	December 30,	April 1,
	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$7,666	$21,660
Accounts receivable, less allowance for doubtful accounts and sales returns of $348 and $514 at December 30, 2006 and April 1, 2006, respectively	41,256	37,803
Inventories, net	4,208	10,466
Prepaid expenses and other receivables	7,894	8,712

Total current assets	61,024	78,641
Property, plant and equipment, net	785	555
Intangible assets, net	2,905	—
Goodwill	13,365	5,184
Other assets	55	242

Total assets	$78,134	$84,622

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$5,167	$5,167
Current portion of notes payable	808	—
Accounts payable	28,104	36,952
Accrued liabilities	9,243	7,423
Accrued restructuring charges	697	847
Deferred revenue, current	10,724	11,820

Total current liabilities	54,743	62,209
Note payable, noncurrent	1,037	—
Accrued preferred stock dividends	5,139	2,892
Deferred revenue, noncurrent	3,419	4,305

Total liabilities	64,338	69,406

Commitments and contingencies	—	—

Series A redeemable convertible preferred stock, 567 shares issued and outstanding at December 30, 2006 and April 1, 2006 net of discount of $5,383 and $6,584 at December 30, 2006 and April 1, 2006, respectively	9,617	8,416
Series B redeemable convertible preferred stock, 1,582 shares issued and outstanding December 30, 2006 and April 1, 2006, net of discount of $8,396 and $9,570 at December 30, 2006 and April 1, 2006, respectively	11,604	10,430
Stockholders’ deficit:
Preferred stock, $.001 par value; 5,000 shares authorized; 2,149 shares issued and outstanding at December 30, 2006 and April 1, 2006, included in redeemable convertible preferred stock	—	—
Common stock, $.001 par value; 80,000 shares authorized; 38,514 and 36,024 shares issued and outstanding at December 30, 2006 and April 1, 2006, respectively	38	36
Additional paid-in capital	161,406	155,039
Accumulated deficit	(166,072)	(155,779)
Accumulated other comprehensive loss	(2,797)	(2,926)

Total stockholders’ deficit	(7,425)	(3,630)

Total liabilities and stockholders’ deficit	$78,134	$84,622

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005

Net product revenue	$30,897	$30,583	$89,476	$81,843
Service revenue	14,324	9,579	38,728	29,285

Total revenue	45,221	40,162	128,204	111,128

Product cost of revenue	24,826	25,058	72,633	66,179
Service cost of revenue	11,125	7,217	29,841	22,583

Total cost of revenue	35,951	32,275	102,474	88,762

Gross profit	9,270	7,887	25,730	22,366
Operating expenses:
Selling, general and administrative	10,402	9,414	30,175	28,420
Amortization of intangible assets	147	—	595	—
Restructuring charges	117	30	672	1,056

Total operating expenses	10,666	9,444	31,442	29,476

Operating loss	(1,396)	(1,557)	(5,712)	(7,110)
Interest and other expense, net	(182)	(6)	(282)	(151)
Gain (loss) on foreign currency transactions	85	(207)	391	(1,015)

Loss before income tax expense	(1,493)	(1,770)	(5,603)	(8,276)
Income tax expense	19	17	68	27

Net loss	(1,512)	(1,787)	(5,671)	(8,303)
Amortization of preferred stock discount	(823)	(586)	(2,375)	(1,241)
Dividend on preferred stock	(772)	(615)	(2,247)	(1,215)

Net loss applicable to common shareholders:	$(3,107)	$(2,988)	$(10,293)	$(10,759)

Net loss per share applicable to common
shareholders:
Basic and diluted	$(0.08)	$(0.08)	$(0.27)	$(0.31)

Weighted average shares used in per share computations:
Basic and diluted	38,485	35,598	37,656	35,045

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 30,	December 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(5,671)	$(8,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	879	402
Provision for (recovery of) losses on accounts receivable	6	(7)
Loss on disposal of fixed assets	—	3
Provision for inventory obsolescence	322	393
Restructuring charges	672	1,056
Proceeds from sales of accounts receivable	2,048	—
Stock-based compensation expense	2,054	192
Changes in assets and liabilities:
Accounts receivable	(915)	(332)
Inventories	5,926	(322)
Prepaid expenses, other receivables and other assets	1,087	445
Accounts payable	(12,216)	2,571
Deferred revenue	(1,982)	(2,402)
Accrued and other liabilities	103	(5,275)

Net cash used in operating activities	(7,687)	(11,579)
Cash flows from investing activities:
Cash paid for acquisition	(6,501)	—
Capital expenditures for property, plant and equipment	(405)	(218)

Net cash used in investing activities	(6,906)	(218)
Cash flows from financing activities:
Borrowings from line of credit	—	1,500
Proceeds from exercise of stock options	271	534
Payment of stock issuance costs	(3)	—
Proceeds from issuance of preferred stock, net of costs	—	19,203
Payment of capital lease obligations	—	(78)

Net cash provided by financing activities	268	21,159
Effect of exchange rate changes on cash	331	(392)

Net increase (decrease) in cash and cash equivalents	(13,994)	8,970
Cash and cash equivalents at beginning of period	21,660	12,191

Cash and cash equivalents at end of period	$7,666	$21,161

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$389	$221
Income taxes	92	47
Non-cash investing and financing activities:
Accrued dividends on preferred stock	$2,247	$1,215
Fair value of assets acquired	16,686	—
Fair value of liabilities assumed	4,139	—

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company

MTI Technology Corporation (MTI or the “Company”) is a leading multi-national provider of consulting services and comprehensive information infrastructure solutions for mid to large-size organizations. MTI offers a wide range of storage systems, software, services and solutions that are designed to help organizations get more value from their information and maximize their information technology (IT) assets. MTI is a reseller and service provider of EMC Automated Networked Storagetm systems and software pursuant to a reseller agreement with EMC Corporation, a world leader in information storage systems software, networks and services. Although it focuses primarily on EMC products, the Company also supports and services customers that continue to use MTI-branded RAID controller technology and partnered independent storage technology. The terms of the EMC reseller agreement do not allow the Company to sell data storage hardware that competes with EMC products. As an EMC reseller, MTI combines its core services capabilities, including storage networking assessment, installation, resource management and enhanced data protection, with the complete line of EMC Automated Networked Storage systems and software, focusing on the CLARiiON® family of systems. MTI designs and implements solutions that incorporate a broad array of third party products to meet customer requirements in the areas of storage area networks, network attached storage, high-availability systems for enhanced business continuance, data protection systems incorporating enhanced backup and recovery, Information Lifecycle Management, archiving and tape automation. The Company also enhances the value of its storage solutions through its 24 hour, seven days per week support and service infrastructure, which includes an international network of on-site field engineers, a storage solution laboratory, and global technical support centers. The sale of EMC products accounted for 85% and 89% of total product revenue for the three and nine month periods ended December 30, 2006, and 82% and 83% of total revenue for the three and nine month periods ended December 31, 2005, respectively.

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

Overview

The interim condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2006. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of December 30, 2006 and April 1, 2006, the results of operations for the three and nine month periods ended December 30, 2006, and December 31, 2005 and cash flows for the nine month periods ended December 30, 2006 and December 31, 2005. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending April 7, 2007.

References to dollar amounts in these Notes to Condensed Consolidated Financial Statements, except per share data, are in thousands unless otherwise specified.

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

In light of the recent acquisition of Collective and the Company’s growing emphasis on integration and consulting services, the Company performed an evaluation of the financial statement presentation of product revenue on a gross versus net margin basis. The Company concluded that the current method of accounting for product revenue on a gross method is appropriate.

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accounting for Stock-Based Compensation

Effective April 2, 2006, the Company adopted SFAS 123(R), “Share Based Payment,” which revises Statement 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the fair value of stock-based employee compensation, including stock options and stock awards, be recognized as expense as the related services are performed. See Note 11 for more information about this adoption and its impact on the Company’s financial statements.

Sales of Accounts Receivable

During the third quarter of fiscal year 2007, the Company entered into an accounts receivable factoring agreement with a financial institution whereby the Company may sell eligible accounts receivable. The Company accounts for the program under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” as amended by SFAS 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140.” (see Note 7).

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

The aggregate purchase price was $12,547 and was comprised of the following:

•	$6,000 in cash;

•	a note in the amount of $2,000 bearing interest at 5% and due in twelve quarterly payments beginning September 30, 2006;

•	2,272,727 shares of the Company’s common stock — valued at $1.3520 per common share;

•	a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.32 per share — the fair value of the warrant was calculated to be $974;

•	direct acquisition costs of $500

The value of the 2,272,727 shares issued was determined based on the average market price of MTI’s common stock for the two trading days before and after the terms of the acquisition were agreed to and announced. The value of the warrants was calculated based on the Black-Scholes valuation model with the following assumptions: Risk-free rate: 5.23%; Volatility: 75%; Term: 10 years; Dividend: None.

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the preliminary allocation of the purchase price at the date of acquisition. The allocation of the purchase price is subject to adjustments upon finalization of the closing balance sheet audit which is expected to take place in the fourth quarter of fiscal 2007. (Amounts in thousands):

Current assets	$4,899
Property, plant and equipment	107
Intangible assets	3,500
Goodwill	8,180

Total assets acquired	$16,686
Current liabilities	(4,139)

Total purchase price	$12,547

The $3,500 of intangible assets is comprised of the following: customer relationships — $2,900; backlog — $300; trademarks/tradenames — $250; non-compete agreement — $50. Included in the $8,176 of goodwill is $2,000 attributable to the acquired workforce which is not recognized apart from goodwill. In determining the purchase price allocation, the Company considered, among other factors, its intention to use the acquired assets and historical and estimated future demand of Collective’s services. The fair value of intangible assets was primarily based upon the income approach. The values allocated to customer relationships, backlog, trademarks/tradenames and the non-compete agreement will be amortized over a period of ten years, three months, nine months and one year, respectively. The weighted average amortization period of intangible assets is 8.6 years. The goodwill and intangible assets were assigned to the U.S. geographic business segment.

If the acquisition of Collective would have occurred as of April 2, 2005, which was the beginning of our fiscal 2006, total unaudited pro-forma revenue would have been $45,025 and $125,789 for the three and nine month period ended December 31, 2005. Total unaudited pro-forma revenue would have been $132,895 for the nine month period ended December 30, 2006. Pro-forma net loss and loss per share would not have been materially impacted from the acquisition of Collective for all periods presented.

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

(3) RESTRUCTURING

The Company implemented various restructuring programs to reduce its cost structure and simplify the European operating structure. The activity for each restructuring plan is described below:

2007 Restructuring Program

In the second quarter of fiscal 2007, the Company initiated a restructuring plan intended to eliminate redundant positions as a result of the acquisition of Collective as well as to reorganize its sales structure in response to the Company’s service-focused selling strategy. The charges incurred in the second and third quarters of fiscal 2007 were primarily related to a reduction in headcount. The utilization amounts for the three and nine month periods ending December 30, 2006 were $294 and $372, respectively.

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The activity for the 2007 restructuring plan for the nine month period ended December 30, 2006 is presented below:

	Beginning	Additional		Ending
Category	Balance	Charges	Utilization	Balance

Facilities actions	$—	$33	$(33)	$—
Workforce reduction	—	468	(339)	129

Total	$—	$501	$(372)	$129

2005 Restructuring Program

In the fourth quarter of fiscal 2005, the Company implemented plans to restructure its European operations. This plan was initiated primarily in order to reduce operating costs and reduce duplication of processes throughout the European operations. The 2005 restructuring plan primarily involved the closure of the Dublin, Ireland facility and the consolidation of European finance functions within the Wiesbaden, Germany facility. The remaining reserve relates primarily to the abandoned facility in Dublin, Ireland. The Company is liable on the lease of the Ireland facility through April 2, 2008.

The activity for the 2005 restructuring plan for the nine month period ended December 30, 2006 is presented below:

	Beginning	Additional		Ending
Category	Balance	Charges	Utilization	Balance

Facilities actions	$603	$—	$(74)	$529
Workforce reduction	29	—	(29)	—

Total	$632	$—	$(103)	$529

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

The activity for the 2002 restructuring plan for the nine month period ended December 30, 2006 is presented below:

	Beginning	Additional		Ending
Category	Balance	Charges	Utilization	Balance

Facilities actions	$215	$171	$(347)	$39

The $171 charge relates to additional expenses incurred related to exiting the previously abandoned facilities in Sunnyvale, California and Westmont, Illinois.

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(4) INVENTORIES

Inventories consist of the following:

	December 30,	April 1,
	2006	2006

Finished goods	$3,472	$9,611
Service spares and components	736	855

	$4,208	$10,466

The Company recorded inventory provisions of $322 for the nine months ended December 30, 2006 and $589 for the fiscal year ended April 1, 2006, primarily related to spare parts inventory. The spare parts inventory was written down due to the continued decline in our legacy product installed base, and related maintenance renewals, which led to a revised estimate of the carrying value of certain spare parts. The decline in finished goods inventory was due to the sale and partial return of inventory that was purchased and on hand as of April 1, 2006.

(5) COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other receivables are summarized as follows:

	December 30,	April 1,
	2006	2006

Prepaid maintenance contracts	$4,620	$6,312
Other	3,274	2,400

	$7,894	$8,712

Accrued liabilities are summarized as follows:

	December 30,	April 1,
	2006	2006

Salaries and benefits	$3,614	$2,661
Sales tax	2,357	2,236
Subcontractor costs	316	—
Customer deposits	732	519
Commissions	826	684
Warranty costs	698	662
Other	700	661

	$9,243	$7,423

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The changes in the Company’s warranty obligation are as follows:

	Nine Months	Nine Months
	Ended	Ended
	December 30,	December 31,
	2006	2005

Balance at beginning of period	$662	$598
Current period warranty charges	416	638
Current period utilization	(380)	(489)

	$698	$747

(6) DEBT

Credit Agreement and Lines of Credit

In November 2002, the Company entered into an agreement with Comerica Bank for a line of credit of $7,000 at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by The Canopy Group, Inc. (“Canopy”) a major shareholder of the Company. On December 21, 2006, the Company renewed the Comerica line of credit through May 31, 2007 (the Company had previously renewed the line of credit on June 20, 2006 extending its maturity through November 30, 2006). On November 21, 2006 Canopy renewed its letter of credit guarantee through June 30, 2007 (on June 20, 2006 Canopy had previously renewed its original guarantee through December 31, 2006). As of December 30, 2006, there was $5,167 and $390 in borrowings and letters of credit outstanding, respectively, under the Comerica Loan Agreement and $1,443 was available for borrowing.

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

The Company had previously granted a security interest in all of its personal property assets to Canopy as security for the Company’s obligations to Canopy in connection with Canopy’s guaranty of the Company’s indebtedness to Comerica Bank. To enable the Company to pledge the collateral described above to EMC, Canopy delivered to the Company a waiver and consent releasing Canopy’s security interest in the collateral to be pledged to EMC and consenting to the transaction. As part of the waiver and consent, the Company agreed not to increase its indebtedness to Comerica Bank above its then-current outstanding balance of $5,500, and to make a principal repayment to Comerica equal to $1,833 on each of February 15, 2005, May 15, 2005 and August 15, 2005 in order to eliminate the Company’s outstanding indebtedness to Comerica. In connection with the renewal of the Comerica agreement noted above, on June 20, 2006, Canopy amended its waiver and consent which terminated the requirement to pay-down the indebtedness to Comerica and extended their letter of credit guarantee through December 31, 2006. In exchange for this waiver and consent amendment, the Company issued a warrant to Canopy to purchase 125,000 shares of its common stock at an exercise price of $1.23 per share, the market price on the date of grant. The warrant is exercisable immediately and has a five year life. The fair value of the warrant was estimated using the Black-Scholes valuation model to be approximately $100, using the following assumptions: Risk free rate — 5.15%; Volatility — 75%; Expected life — 5 years. This amount is being amortized into expense over the six-month term of the guarantee. On

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

November 21, 2006, Canopy modified its amended waiver and consent which terminated the requirement to pay-down the indebtedness to Comerica and extended their letter of credit guarantee through June 30, 2007. In exchange for this waiver and consent amendment, the Company issued a warrant Canopy to purchase an additional 125,000 shares of its common stock at an exercise price of $0.73 per share, the market price on the date of grant. The warrant is exercisable immediately and has a five year life. The fair value of the warrant was estimated using the Black-Scholes valuation model to be approximately $59, using the following assumptions: Risk free rate — 4.60%; Volatility — 75%; Expected life — 5 years. This amount is being amortized into expense over the six-month term of the guarantee.

The Comerica loan agreement contains negative covenants placing restrictions on the ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. Comerica issued a consent related to the acquisition of Collective Technologies discussed in Note 2. The Company believes it is currently in compliance with all of the terms of the Comerica loan agreement. Upon an event of default, Comerica may terminate the Comerica loan agreement and declare all amounts outstanding immediately due and payable.

In connection with the acquisition of Collective, on July 2, 2006, the Company entered into a note payable for $2,000 payable to the previous owners of Collective. The note bears interest at a rate of 5% and is payable in twelve quarterly payments, beginning September 30, 2006. As of December 30, 2006, Mr. Edward Ateyeh, former CEO of Collective and now the Company’s Executive Vice President of U.S. Services, was due $491 of the $2,000 note payable.

(7) SALES OF ACCOUNTS RECEIVABLE

On November 27, 2006, the Company entered into an account purchase agreement (“the Agreement”) with Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit (“WFBC”) operating division, whereby the Company may sell eligible accounts receivable to WFBC on a revolving basis. Under the terms of the Agreement, accounts receivable are sold to WFBC at their face value less a discount charge. The discount charge is based on the prime rate (currently 8.25%) plus a percentage, ranging from 1.5% to 2.0% per annum, depending on the volume of factored accounts receivable for the period from the date the receivable is sold to its collection date. At the date of sale, WFBC advances the Company ninety percent (90%) of the face amount of the accounts receivable sold. The remaining amount due, less the discount charged by WFBC, is paid to the Company when the accounts receivable are collected from the customer. Advances to the Company under the Agreement are collateralized by the accounts receivable pledged. Accounts receivable sales were $2.1 million in both the three and nine month periods ended December 30, 2006. WFBC has retained a security interest, as collateral under the Uniform Commercial Code, which includes all existing or arising accounts, the collected reserve account established and contract rights, inventory, and other assets to the extent they pertain to the purchased accounts receivable. In these transactions, the Company has surrendered control over the receivables in accordance with paragraph 9 of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. Under the terms of the sale, WFBC has the right to pledge or exchange the assets it receives. There are no conditions that both constrain WFBC from taking advantage of its right to pledge or exchange and provide more than a trivial benefit to the Company. The Company does not maintain effective control over the transferred assets. The Company accounts for these transactions as a sale, and removes the transferred receivables from the balance sheet at the time of sale. WFBC assumes the risk of credit losses on the transferred receivables, and the maximum risk of loss to the Company in these transactions arises from the possible non-performance of the Company to meet the terms of its contracts with customers. In accordance with paragraph 113, of SFAS No. 140, the fair value of this limited recourse liability is estimated and accrued based on the Company’s historical experience. At December 30, 2006, the amount due from WFBC was $88 and is included in prepaid expenses and other receivables in the Condensed Consolidated Balance Sheet. The discount charge

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

recorded during the period was not material to the financial statements. The discount charge is recorded in interest and other expense, net on the Condensed Consolidated Statement of Operations.

(8) BUSINESS SEGMENT AND INTERNATIONAL INFORMATION

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

A summary of the Company’s operations by geographic area is presented below:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005

Revenue:
United States	$30,620	$23,225	$82,328	$66,232
Germany	4,786	7,567	14,835	17,951
France	4,369	4,856	17,492	15,071
United Kingdom	5,446	4,514	13,549	11,874

Total revenue	$45,221	$40,162	$128,204	$111,128

Operating income (loss):
United States	$(1,973)	$(1,637)	$(6,725)	$(5,145)
Germany	(68)	265	(359)	66
France	2	(283)	356	(1,596)
United Kingdom	643	98	1,016	(435)

Total operating loss	$(1,396)	$(1,557)	$(5,712)	$(7,110)

	December 30,	April 1,
	2006	2006

Identifiable assets:
United States	$38,408	$51,297
Germany	6,783	7,722
France	8,086	13,460
United Kingdom	8,587	6,959

Tangible assets	61,864	79,438
Goodwill and intangibles — United States	14,145	3,059
Goodwill — Europe	2,125	2,125

Total assets	$78,134	$84,622

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

No single customer accounted for more than 10% of revenue for the three and nine months ended December 30, 2006 or December 31, 2005.

(9) COMPREHENSIVE LOSS

The components of comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005

Net loss	$(1,512)	$(1,787)	$(5,671)	$(8,303)
Foreign currency translation adjustment	140	(182)	129	393
Total comprehensive loss	$(1,372)	$(1,969)	$(5,542)	$(7,910)

(10) NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share: (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005

Numerator:
Net loss	$(1,512)	$(1,787)	$(5,671)	$(8,303)
Amortization of preferred stock discount	(823)	(586)	(2,375)	(1,241)
Dividend on preferred stock	(772)	(615)	(2,247)	(1,215)

Net loss applicable to common stockholders	$(3,107)	$(2,988)	$(10,293)	$(10,759)

Denominator:
Basic and diluted weighted-average shares outstanding	38,485	35,598	37,656	34,045

Net loss per share applicable to common stockholders, basic and diluted	$(0.08)	$(0.08)	$(0.27)	$(0.31)

Options and warrants to purchase 19,068,996 and 18,749,874 shares of common stock were outstanding at December 30, 2006 and December 31, 2005, respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive. The common share equivalents related to the convertible preferred stock were not included in the computation of diluted earnings per share as the effect would be anti-dilutive for all periods presented.

(11) STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

Effective April 2, 2006, the Company adopted SFAS 123(R), “Share Based Payment,” which revises Statement 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the fair value of stock-based employee compensation, including stock options and stock awards, be recognized as expense as the related services are

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

performed. The Company previously accounted for its stock-based compensation using the intrinsic value method as defined in APB Opinion No. 25 and accordingly, prior to April 2, 2006, compensation expense for stock options was measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company used the modified prospective transition method to adopt the provisions of SFAS 123(R). Under this method, unvested awards at the date of adoption are amortized based on the grant date fair value estimated in accordance with the original provisions of Statement 123. The modified prospective transition method does not allow for the restatement of results from prior periods, and as a result, year over year comparison of margins and operating expenses will be impacted by this non-cash expense for all periods of fiscal 2007. Deferred compensation which related to prior awards has been eliminated against additional paid-in capital as required by SFAS 123(R). Statement 123(R) also changes the reporting of tax-related amounts within the statement of cash flows. Benefits of expected tax deductions in excess of recognized compensation costs (“windfall benefits”) are required to be recorded as a financing activity. The Company had no realized windfall tax benefit amounts for the three and nine months ended December 30, 2006.

Under Statement 123, the Company previously followed an accounting policy of recognizing forfeitures as they occurred. SFAS 123(R) requires that compensation cost be recorded only for the awards that are expected to be earned and therefore an estimate of expected forfeitures must be used. As part of the implementation of SFAS 123(R), the Company has estimated expected forfeitures to occur at a rate of 13%. This estimate is based upon its historical experience and expectations for the future. Total stock-based compensation expense has been recorded net of expected forfeitures.

As a result of the adoption of SFAS 123(R), the Company recorded $753 and $2,054 in stock-based compensation expense for the three and nine months ended December 30, 2006, respectively, with no net tax benefit recognized. This reduced basic and diluted loss per share by $0.02 and $0.06 per share for the three and nine months ended December 30, 2006, respectively. Included in the stock-based compensation expense for the three and nine months ended December 30, 2006 is $345 and $560, respectively, related to restricted stock expense which was not impacted by the adoption of SFAS 123(R). The three and nine months ended December 31, 2005 contained stock-based compensation expense of $61 and $192, respectively, related exclusively to expense from restricted stock awards. The following table presents the stock-based compensation expense included in our cost of revenue and selling, general and administrative expenses for the three and nine months ended December 30, 2006 and December 31, 2005:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005

Service cost of revenue	$90	$—	$183	$—
Selling, general and administrative	663	61	1,871	192

Total stock-based compensation expense	$753	$61	$2,054	$192

Prior to adopting SFAS 123(R), the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB Opinion No. 25. Had compensation expense for employee stock options been determined based on the fair value of the options on the date of

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

grant, using the assumptions discussed below for the three and nine months ended December 31, 2005, the Company’s net loss and loss per share would have been as follows:

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2005	2005

Net loss applicable to common shareholders, as reported	$(2,988)	$(10,759)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	61	192
Deduct: Stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(533)	(1,765)

Pro forma net loss applicable to common shareholders	$(3,460)	$(12,332)

Net loss per share:
Basic and diluted, as reported	$(0.08)	$(0.31)

Basic and diluted, pro forma	$(0.10)	$(0.35)

The fair value of each option granted during the three and nine months ended December 30, 2006 and December 31, 2005 is estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005

Risk free interest rate	4.64%	4.35%	4.72%	3.92%
Expected volatility	75.0%	91.0%	75.0%	82.0%
Expected life in years	5.8	5.0	5.68	5.0
Dividend yield	None	None	None	None
Weighted-average fair value at grant date	$0.58	$1.04	$0.63	$1.16

The risk-free interest rate is based on the currently available rate on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option converted into a continuously compounded rate. The expected volatility of stock options under SFAS 123(R) is based on an average of historical volatility of the Company for the previous three fiscal years. The Company believes that this term most accurately reflects the future volatility of the Company’s common shares. The previous three year period was used as it reflects the time that the Company has been a reseller and system integrator, which is a significantly different business model than prior to that time as an OEM manufacturer. The expected life of the Company’s options used in the valuation of options granted for the three and nine months ended December 30, 2006 was based on the use of the simplified method as described in the SEC’s Staff Accounting Bulletin No. 107. The simplified method was used due to the lack of available data to reliably estimate future exercise patterns, as the Company excluded exercise patterns prior to becoming a reseller and system integrator. Prior to the adoption of SFAS 123(R), the expected life of the Company’s options was based on historical exercise patterns. The dividend yield reflects the fact that the Company has never declared or paid any cash dividends on its common shares and does not currently anticipate paying cash dividends in the future.

Equity Plans

The Company granted stock options under its 1987 Incentive Stock Option Plan and Non-Qualified Stock Option Plan, its 1992 Stock Incentive Plan, its 1996 Stock Incentive Plan, and its 2001 Stock Incentive Plan, at prices equal to the fair market value of the Company’s common stock at date of grant.

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s stockholders approved the 2001 Stock Incentive Plan (SIP), the 2001 Non-Employee Director Option Program (Program) and the 2001 Employee Stock Purchase Plan (ESPP) on July 11, 2001. Upon approval of these plans, all prior plans were terminated. Therefore, the Company will no longer issue options under its prior plans and has granted stock options under its SIP. Options currently outstanding under prior plans as of December 30, 2006, remain in effect in accordance with the respective terms of such plans. In the second quarter of fiscal year 2004, the Board approved the amended Stock Incentive Plan (the Amended SIP) to increase the number of shares issuable by 2,500,000 shares. Under the Amended SIP, the maximum aggregate number of shares of common stock available for grant was 6,500,000 shares, subject to annual increase pursuant to the “evergreen” provision of the Amended SIP. At the Company’s annual stockholder meeting on October 30, 2006, the Company’s stockholders approved a proposal to increase the number of shares available under the 2001 SIP by 5,000,000 shares. A maximum of 1,200,000, 450,000 and 9,477,000 shares are authorized for issuance under the ESPP, the Program and the SIP, respectively. The Program functions as part of the SIP. The maximum contractual term of options issued under these plans is 10 years.

In connection with the acquisition of certain assets and liabilities of Collective Technologies, LLC, on June 2, 2006, the Company adopted the 2006 Stock Incentive Plan (CT), pursuant to which the options and restricted stock granted to employees acquired from Collective in connection with the acquisition were granted. As of December 30, 2006, there were 2,651,400 shares available for issuance under this plan. After receiving stockholder approval at the Company’s annual meeting on October 30, 2006, a total of 253,597 restricted shares and 1,461,711 options were granted to employees acquired from Collective.

Options granted typically vest over a period of three years from the date of grant. At December 30, 2006 the number of options exercisable was 6,873,045 and the weighted-average exercise price of those options was $3.86. As of December 30, 2006 there were 5,011,503 shares available for grant.

The Company has recorded approximately $408 and $1,494 of compensation expense relative to stock options for the three and nine months ended December 30, 2006 in accordance with SFAS 123(R). As of December 30, 2006, there was approximately $2,096 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.79 years. The following table summarizes the option activity under all equity plans for the nine months ended December 30, 2006 as follows:

			Wtd. Avg.
		Wtd. Avg.	Contractual	Aggregate
	Options	Exercise	Term	Intrinsic
	Outstanding	Price	(years)	Value

Balance at April 1, 2006	9,608,910	$3.70
Granted	2,626,211	0.93
Exercised	(97,400)	0.46
Forfeited/Expired	(2,082,860)	3.55

Balance at December 30, 2006	10,054,861	3.01	6.76	$784

Options exercisable at December 30, 2006	6,873,045	$3.86	5.6	$560

The total intrinsic value of options exercised during the nine months ended December 30, 2006 was $560.

Non-Employee Directors Option Program

On July 11, 2001, the Company’s stockholders approved the 2001 Non-Employee Director Option Program which functions as part of the SIP described above. Upon approval of the Program, the 1994 Director’s Non-Qualified Stock Option Plan was terminated, although options currently outstanding under the

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

prior plan shall remain in effect in accordance with the respective terms of such plan. Under the Program, each non-employee director elected to the Board of Directors following the effective date of the SIP will automatically be granted an option to acquire 50,000 shares of common stock at an exercise price per share equal to the fair market value of common stock on the date of grant. These options will vest and become exercisable in three equal installments on each anniversary of the grant date. Upon the date of each annual stockholders’ meeting, each non-employee director who has been a member of the Board of Directors for at least 11 months prior to the date of the stockholders’ meeting will receive an automatic grant of options to acquire 25,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. These options will vest and become exercisable in three equal installments on each anniversary of the grant date. As of December 30, 2006, there were options to purchase 633,334 shares outstanding under this program.

Employee Stock Purchase Plan

On July 11, 2001, the Company’s stockholders approved the ESPP. A maximum of 1,200,000 shares of common stock is authorized for issuance under the ESPP. Under the ESPP, all employees of the Company, and its designated parents or subsidiaries, whose customary employment is more than five months in any calendar year and more than 20 hours per week are eligible to participate. The ESPP was implemented through overlapping offer periods of 24 months duration commencing each January 1 and July 1. Purchase periods generally commence on the second day of each offer period and terminate on the next following June 30 or December 31 respectively. The price per share at which shares of common stock are to be purchased under the ESPP during any purchase period is eighty-five percent (85%) of the fair market value of the common stock on the second day of the offer period or eighty-five percent (85%) of the fair market value of the common stock on the last day of the purchase period, whichever is lower. There were 120,901 shares purchased under the ESPP during the three months ended December 30, 2006. The ESPP plan is considered compensatory under SFAS 123(R). The Company recorded a ($8) benefit and $21 in compensation expense for the three and nine months ended December 30, 2006 related to the ESPP plan. The benefit recorded in the three months ended December 30, 2006 was due primarily to lower than expected contributions to the plan due to employment terminations in the third quarter. The fair value of the ESPP shares were estimated using the Black-Scholes model with the following assumptions calculated as of the beginning of the offering period: Risk free interest rate — 5.24%; Expected term — six months; Volatility: 67.0%; Dividend rate — none.

Restricted Stock

During the nine months ended December 30, 2006, the Company granted 3,365,588 shares of restricted stock to various company executives. Based on the fair market value at the date of grant, the Company will record $3,189 in compensation expense ratably over the vesting period of the restricted stock. The restricted stock vests one-third on the first anniversary date of the grant and the remaining two-thirds vests monthly thereafter over the following two years. The shares will be fully vested on the third anniversary date of the grant.

In October 2006, the Company granted 1,730,000 shares of restricted stock to three of its employees. In exchange for these shares, each employee was required to surrender previously issued stock option awards, the majority of which were fully vested, which were then cancelled by the Company. The restricted stock vests one-third on the first anniversary date of the grant and the remaining two-thirds vests monthly thereafter over the following two years, in each case subject to continued employment and the other terms of the award agreements. The shares will be fully vested on the third anniversary date of the grant. As a result of the award modification, the Company will record incremental compensation expense of $1,293 ratably over the vesting period of the restricted stock.

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

The Company has recorded $345 and $560 of compensation expense relative to restricted stock awards for the three and nine months ended December 30, 2006 in accordance with SFAS 123(R), respectively. As of December 30, 2006, there was $2,552 of total unrecognized compensation costs related to the restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.67 years. Restricted stock activity under all plans is summarized as follows:

		Wtd. Avg. Remaining
	Restricted Stock	Contractual Term
	Outstanding	(years)

Restricted shares at April 1, 2006	127,778
Awarded	3,993,597
Vested	(50,004)
Cancelled/Forfeited	(250,000)

Restricted shares at December 30, 2006	3,821,371	1.27

The weighted average grant-date estimated fair value of restricted stock awards granted during the nine months ended December 30, 2006 was $.99 per share. The total estimated fair value of restricted stock awards vested was $41 for the nine months ended December 30, 2006.

(12) PREFERRED STOCK

Series A Redeemable Convertible Preferred Stock

On June 17, 2004, the Company sold 566,797 shares of Series A Redeemable Convertible Preferred Stock (the “Series A”) in a private placement financing at $26.46 per share, which raised $13,564 in net proceeds. The sale included issuance of warrants to purchase 1,624,308 shares of the Company’s common stock at an exercise price of $3.10 per share. The warrants are exercisable on or after December 20, 2004, and expire on June 17, 2015. Each share of the Series A is convertible into common stock any time at the direction of the holders. Each share of Series A is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series A was initially convertible into ten shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The issuance of Series B Redeemable Convertible Preferred Stock (the “Series B”) as discussed below, triggered the anti-dilution provisions of the Series A. Upon issuance of the Series B on November 2, 2005, the conversion price of the Series A was reduced from $2.6465 to $2.0650 per share. As of December 30, 2006, each share of Series A was convertible into approximately 12.8 shares of common stock. As part of the private placement, a representative of the investors joined the Company’s Board of Directors.

The Series A contains a beneficial conversion discount because the Series A was priced based on 90% of the average closing price of the Company’s common stock during the 20 trading days prior to the Series A issuance. The beneficial conversion discount is computed at $8,835 including $3,000 attributable to the estimated fair value of the warrants. The estimated fair value of the warrants was computed based on the Black-Scholes valuation model using the following assumptions: Risk free rate — 4.71%; Volatility — 87%; Expected life — 10 years. The beneficial conversion discount is amortized as a non-cash charge to retained earnings, and included in the computation of earnings per share, over the five year period using the effective

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

interest method from the Series A issuance date until the first available redemption date. Amortization of the beneficial conversion discount was $3,452 at December 30, 2006. At December 30, 2006, the Series A is recorded net of the unamortized discount of $5,383.

The Series A carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. At December 30, 2006, the Company had accrued dividends of $3,251 for the Series A. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series A will be senior in all respects to all other equity holders of the Company, except that they will be junior to the holders of the Series B. The Company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.

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

The Series A is entitled to 8.5369 votes per share on all matters, except the election of directors, where the Series A has the right to elect one director to the Board. The Series A has approval rights as well with respect to certain significant corporate transactions. Pursuant to the terms of a related investors’ rights agreement, the Company agreed to register the sale of shares of common stock issuable upon conversion of the Series A. The registration statement for the Series A was declared effective on December 15, 2005. As part of the private placement financing, the Series A investors and Canopy entered into a proxy agreement whereby the Series A investors are able to vote Canopy’s shares as it relates to certain significant corporate transactions (see further discussion in “Risk Factors” in Item 1A of Part II of this Form 10-Q).

Series B Redeemable Convertible Preferred Stock

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

Accordingly, on November 2, 2005, 1,582,023 shares of Series B were issued at a purchase price of $12.6420 per share, which was equal to ten times 90% of the average closing price of the Company’s common stock during the 15 trading days prior to the Series B issue date. The sale of Series B raised $19,140 in net proceeds. The Series B is convertible any time at the direction of the holders. Each share of Series B is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series B is initially convertible into ten shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The Series B financing included the issuance of warrants to purchase 5,932,587 shares of the Company’s common stock at an exercise price of $1.26 per share. The warrants are exercisable immediately and have a ten year life. As part of the private placement, the Series B investors have the right to elect a director to the Company’s Board of Directors. As of December 30, 2006, the Series B holders have not yet elected to designate a director nominee. In conjunction with the Series B financing, the rights, preferences and privileges of the Series A were amended to: (i) remove the conversion limitation which previously limited the number of shares of common stock that could be issued upon aggregate conversions of the Series A; (ii) revise the liquidation preferences of the Series A in light of the issuance of the Series B; and (iii) make conforming changes to the preemptive rights of the Series A to reflect the issuance of the Series B.

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Series B contains a beneficial conversion discount because the Series B was priced based on 90% of the average closing price of the Company’s common stock during the 15 trading days prior to the Series B issuance. The beneficial conversion discount is computed at $10,169 including $2,490 attributable to the estimated fair value of the warrants. The estimated fair value of the warrants was computed based on the Black-Scholes valuation model using the following assumptions: Risk free rate — 4.58%; Volatility — 84%; Expected life — 10 years. The beneficial conversion discount is amortized as a non-cash charge to retained earnings, and included in the computation of earnings per share, over the five year period using the effective interest method from the Series B issuance date until the first available redemption date. Amortization of the beneficial conversion was $1,773 at December 30, 2006. At December 30, 2006, the Series B is recorded net of the unamortized discount of $8,396.

The Series B carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. At December 30, 2006, the Company had accrued dividends of $1,888 for the Series B. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series B is senior in all respects to all other equity holders of the Company. The Company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.

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

The Series B is entitled to 8.7792 votes per share on all matters, except the election of directors, where the Series B has the right to elect one director to the Board. The Series B has certain approval rights as well. Pursuant to the terms of a related investors’ rights agreement, the Company agreed to register the sale of shares of common stock issuable upon conversion of the Series B. The registration statement for the Series B was declared effective on December 15, 2005. After completion of the Series A and Series B transactions, affiliates of Advent and EMC own approximately 43.53% of the outstanding shares of the Company’s capital stock, on an as converted basis assuming conversion of all the shares of Series A and Series B and exercise of all the warrants they presently hold. On a combined basis, EMC, Canopy and affiliates of Advent own approximately 64.4% of the outstanding shares of the Company’s capital stock on an as converted basis.

(13)  RELATED-PARTY TRANSACTIONS

As discussed in Note 11, EMC was a participating investor in the Series A and Series B offerings. EMC contributed $4,000 of the $15,000 gross proceeds in the Series A offering and $5,000 of the $20,000 gross proceeds in the Series B offering. As of December 30, 2006, EMC beneficially owned 7,808,405 shares, or 11% of the Company’s common stock assuming conversion of the Series A and Series B and related warrants. At December 30, 2006 and December 31, 2005, there was $23,681 and $17,793 payable to EMC and $3,354 and $618 in trade receivables due from EMC, respectively. The sale of EMC products represented 85% and 89% of product revenue for the three and nine months ended December 30, 2006, respectively.

As discussed in Note 11, the holders of the Series A convertible stock appointed Mr. Pehl to the Company’s Board of Directors. Mr. Pehl was formerly a director at Advent International. As of December 30, 2006, Advent beneficially owned 32.4% of the company’s common stock, assuming conversion of the Series A and Series B and related outstanding warrants.

MTI TECHNOLOGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In the normal course of business, the Company sells and purchases goods and services to and from subsidiaries of Canopy. Goods and services purchased from companies affiliated with Canopy were $30 and $90 for both the three and nine months ended December 30, 2006 and December 31, 2005, respectively. There were no goods and services sold to companies affiliated with Canopy for the three or nine months ended December 30, 2006 or December 31, 2005. Mr. William Mustard, one of our former Directors, was President and CEO of Canopy from March 10, 2005 through December 23, 2005. On June 15, 2006, Mr. Mustard announced his decision to not stand for reelection to our Board of Directors. On October 30, 2006, Mr. Ron Heinz, was elected to our Board of Directors. Mr. Heinz currently serves as the Managing Director of Canopy Venture Partners, LLC, a venture capital firm and an affiliate of The Canopy Group. As of December 30, 2006, Canopy beneficially owned 21% of the Company’s common stock, assuming conversion of the Series A and Series B and related outstanding warrants. Canopy also acts as a guarantor related to the Company’s loan agreement with Comerica (see Note 6).

As discussed in Note 2, part of the purchase price of the Collective acquisition was a $2,000 note payable. Approximately $491 of this amount is payable to Mr. Edward Ateyeh, former CEO of Collective and now the Company’s Executive Vice President of U.S. Services.

(14)  NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), to clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement criteria for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. Management is evaluating the effect that the adoption of FIN 48 will have on the consolidated results of operations and financial condition.

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

Forward Looking Statements and Safe Harbor

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future. All statements included in this report that are not historical or based on historical facts constitute “forward-looking statements” Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. In particular, this Quarterly Report on Form 10-Q contains forward-looking statements regarding:

•	our belief that by providing a combination of systems, software, services and solutions to meet customers’ needs, we will be able to further grow revenues and achieve profitability;

•	our expectations regarding the level of product revenue in the remainder of fiscal 2007;

•	our belief that our strategy will achieve higher service revenue and improved margins over time;

•	our expectations regarding our product margin percentage in the remainder of fiscal 2007;

•	our expectations regarding service revenue and margins in the remainder of fiscal 2007;

•	our expectation that service revenue growth may be improved as we shift emphasis from certain OEM relationships to direct selling;

•	our belief that our current cash and receivable balances will be adequate to fund operations for at least the next 12 months; and

•	our business outlook, including all statements in the section titled “Outlook” below.

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

•	We have increased product revenue significantly during the past two fiscal years. We recorded product revenue of $93.7 million in fiscal 2005 a 102% increase from fiscal 2004, and $116.3 million in fiscal 2006, a 24% increase from fiscal 2005. For the nine months ended December 30, 2006, we recorded product revenue of $89.5 million, an increase of 9% over the comparable period of fiscal 2005. In order to achieve this revenue growth, we invested heavily in sales and service resources which led to increased losses in fiscal 2005. In fiscal 2006, we moderated headcount additions and reduced spending which led to decreased operating losses as compared to fiscal 2005.

•	Maintenance revenue has been negatively impacted due to the comprehensive warranty provided on EMC products. We resell EMC hardware products with up to a three-year warranty and a seven-day, twenty-four hour service level. In contrast, MTI proprietary products were generally sold with a one year warranty and a five day, nine hour service level. Therefore, the sale of proprietary products provided an opportunity to generate maintenance revenue earlier due to the shorter warranty period and allowed the Company to generate maintenance revenue during the warranty period by selling maintenance contracts increasing the service level to seven days a week, twenty-four hours a day. We expect the loss of hardware maintenance revenue to be mitigated by an increase in professional service revenue as well as software maintenance revenue on new technology installations.

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

Our financial results for the third quarter of fiscal 2007 include the full quarter results of operations of Collective. As such, the results of operations for the three and nine months ended December 30, 2006 are not comparable to the same periods of the prior year. These comparisons are further discussed below in “Results of Operations.” Also, see Note 2 to the condensed consolidated financial statements.

Some of the key financial highlights for the third quarter of fiscal 2007 include:

•	Revenue — We recorded total revenue of $45.2 million in the third quarter of fiscal 2007, an increase of 12.6% from the same period of the prior fiscal year;

•	Gross Profit Margins — We recorded product and service gross profit percentage of 19.6% and 22.3%, respectively in the third quarter of fiscal 2007 compared to 18.1% and 24.7%, respectively in the same quarter of the prior fiscal year;

•	Operating Loss — We recorded an operating loss of $1.4 million in the third quarter of fiscal 2007 compared to a loss of $1.6 million in the same quarter of the prior fiscal year. Included in the fiscal 2007 operating loss are charges of $147, $117, and $753 related to amortization of intangible assets, restructuring charges and equity compensation, respectively. These amounts are further discussed below.

Our results of operations for the three and nine months ended December 30, 2006, were impacted by a significant increase in stock-based compensation expense as a result of our adoption of Financial Accounting Standard Board (“FASB”) Statement No. 123R, “Share-Based Payment.” We selected the modified prospective transition method, which does not allow for the restatement of results from prior periods, and as a result, year over year comparison of margins and operating expenses will be impacted by this non-cash expense for all periods of fiscal 2007. Total stock-based compensation expense, which consists of expenses from employee stock options, our employee stock purchase plan (“ESPP”) and restricted stock awards, was $0.8 million and $2.1 million for the three and nine months ended December 30, 2006, respectively. Total stock-based compensation in the same periods of the prior fiscal year was $0.06 million and $0.2 million, respectively, related exclusively to expense from restricted stock awards. The impact of the adoption of SFAS 123(R) is further discussed below in “Results of Operations” and in Note 11 to our consolidated financial statements.

Outlook

The following information summarizes management’s outlook for the remainder of fiscal 2007:

•	Although we enter the quarter with a strong backlog, the first calendar quarter is seasonably weaker within the industry. Our product revenue growth may be negatively impacted by our strategy to focus more resources on selling services and total solutions. We believe this strategy positions us for higher service revenue and improved margins over time.

•	In the second quarter of fiscal 2007, we restructured our performance-based rebate programs with EMC. If we are able to achieve these rebates from EMC, we expect our product margin percentage and product margins will continue to be higher when compared to the first two quarters of fiscal 2007. However, our product margins can be volatile and are subject to many factors including competitive market forces and product mix.

•	As discussed in Note 2 to our consolidated financial statements, we completed our acquisition of Collective effective July 2, 2006. If we are able to effectively integrate and leverage this acquisition, we expect revenue to increase primarily due to increased professional service revenue. We also expect service revenue to be driven by sales of hardware maintenance contracts as the warranty period on EMC products sold in previous years begin to expire. If we are able to achieve growth in service revenue, we expect service margins to improve as we will be able to further leverage our existing service resources. In the near term, however, we expect that service revenue growth may be improved as we shift emphasis from certain OEM relationships to direct selling.

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

In light of the recent acquisition of Collective and the growing emphasis on integration and consulting services, we performed an evaluation of the financial statement presentation of product revenue on a gross versus net margin basis. We concluded that the current method of accounting for product revenue on a gross method is appropriate.

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

Valuation of goodwill.  We assess the impairment of goodwill in accordance with Financial Accounting Standards Board Statement No. 142 “Goodwill and Other Intangible Assets” (Statement 142), on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends. We completed our annual assessment for goodwill impairment in the fourth quarter of fiscal year 2006. Based upon factors such as the market valuation approach, comparison between the reporting units’ estimated fair value using discounted cash flow projections over the next three years, and carrying value, we concluded that there was no impairment of our goodwill. Changes in assumptions and estimates included within this analysis could produce significantly different results than those identified above and those recorded in the consolidated financial statements. No events occurred in the first three quarters of fiscal 2007 that caused us to further update our goodwill impairment assessment. We plan to update our assessment during the fourth quarter of fiscal 2007 or as other facts and circumstances indicate. As discussed in Note 2 to our consolidated financial statements, we completed our acquisition of Collective in the second quarter of fiscal 2007. This acquisition resulted in an addition to goodwill of approximately $8.2 million.

Inventories.  Our inventory consists of spare parts inventory and production inventory. Spare parts inventory is used for product under maintenance contracts and warranty, and is not held for re-sale. As of December 30, 2006, we had net spare parts inventory of $0.7 million and net production inventory of $3.5 million. Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and future sales forecasts. Historically, we used rolling forecasts based upon anticipated product orders to determine our component and product inventory requirements. As a reseller, we primarily procure inventory upon receipt of purchase orders from customers and as a result we believe the risk of EMC production inventory obsolescence is low. At times, in order to take advantage of favorable pricing, we may procure inventory in advance of receiving customer orders. Our allowance for spare parts inventory is calculated based on a review of product life cycles and comparison to current and projected maintenance revenue. As maintenance contracts expire and are not renewed, the amount of spare parts inventory needed to support the legacy installed base decreases. Management regularly evaluates the carrying value of the spare parts inventory relative to the remaining legacy maintenance contracts. If we overestimate our product or component requirements, we may have excess inventory, which could lead to additional excess and obsolete charges.

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

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005

Net product revenue	68.3%	76.1%	69.8%	73.6%
Service revenue	31.7	23.9	30.2	26.4

Total revenue	100.0	100.0	100.0	100.0

Product gross profit	19.6	18.1	18.8	19.1
Service gross profit	22.3	24.7	22.9	22.9

Gross profit	20.5	19.6	20.2	20.1
Selling, general and administrative	23.0	23.4	23.5	25.6
Amortization of intangible assets	0.3	—	0.5	—
Restructuring charges	0.3	0.1	0.5	1.0

Operating loss	(3.1)	(3.9)	(4.5)	(6.5)
Interest and other expense, net	(0.4)	—	(0.2)	(0.1)
Gain (loss) on foreign currency transactions	0.2	(0.5)	0.3	(0.9)
Income tax expense	—	—	0.1	—

Net loss	(3.3)%	(4.4)%	(4.4)%	(7.5)%

Net product revenue:  The components of product revenue by geographic region for the third quarter of fiscal 2007 and 2006 are shown in the table below (in millions):

	Three Months Ended December 30, 2006			Three Months Ended December 31, 2005
	US	Europe	Total	US	Europe	Total

Server revenue	$15.5	$5.2	$20.7	$11.7	$8.8	$20.5
Software revenue	6.2	1.7	7.9	5.2	0.8	6.0
Tape library revenue	0.5	1.8	2.3	1.9	2.2	4.1

Total product revenue	$22.2	$8.7	$30.9	$18.8	$11.8	$30.6

Net product revenue for the third quarter of fiscal 2007 increased $0.3 million, or 1.0% from the same quarter of the prior year. This increase was comprised of an increase of $3.4 million in domestic product revenue offset by a decrease of $3.1 million in international product revenue, respectively. The increase in product revenue was comprised of an increase in server and software revenue of $2.1 million partially offset by a decrease in tape library revenue of $1.8 million. Server, software and tape library revenue accounted for 67%, 26% and 7% of total product revenue in the third quarter of fiscal 2007 as compared to 67%, 20% and 13% for the same quarter of the prior year, respectively. We believe the increase in product revenue is primarily a result of our continued effort to reach new customers through new and existing sales channels. In the second and third quarters of fiscal 2006, we increased our marketing and inside-sales teams, adding 12 new telemarketing employees and expanding our marketing exposure through attendance at tradeshows and increased advertising campaigns. We believe this helped us to generate new name accounts and provide further opportunities for our outside-sales teams. In the third quarter of fiscal 2007, sales of EMC products represented $26.4 million, or 85% of total product revenue compared with $25.1 million or 82% of total product revenue for the same quarter of the prior year. We ended our third quarter of fiscal 2007 with a product order backlog of $8.4 million. It should be noted that backlog is not necessarily indicative of future revenue.

The components of product revenue by geographic region for the first nine months of fiscal 2007 and 2006 are shown in the table below (in millions):

	Nine Months Ended December 30, 2006			Nine Months Ended December 31, 2005
	US	Europe	Total	US	Europe	Total

Server revenue	$43.3	$20.7	$64.0	$33.8	$21.4	$55.2
Software revenue	14.4	3.7	18.1	13.1	2.6	15.7
Tape library revenue	2.6	4.7	7.3	5.7	5.2	10.9

Total product revenue	$60.3	$29.1	$89.4	$52.6	$29.2	$81.8

Net product revenue for the first nine months of fiscal 2007 increased $7.6 million, or 9% from the same period of the prior year. This increase was comprised of a $7.6 million increase in domestic product revenue, while international product revenues remained comparable to the same period in fiscal 2006. The increase in product revenue was comprised of an increase in server and software revenue of $8.8 million and $2.4 million, respectively, partially offset by a decrease in tape library revenue of $3.6 million. Server, software and tape library revenue accounted for 72%, 20% and 8% of total product revenue in the first nine months of fiscal 2007 as compared to 68%, 19% and 13% for the same period of the prior year, respectively. The increase in product revenue is primarily due to the reasons noted above. For the first nine months of fiscal 2007, sales of EMC products represented $79.6 million, or 89% of total product revenue compared with $67.5 million or 83% of total product revenue for the same period of the prior year.

Service Revenue:  The components of service revenue for the third quarter of fiscal 2007 and 2006 are shown in the table below (in millions):

	Three Months Ended December 30, 2006			Three Months Ended December 31, 2005
	US	Europe	Total	US	Europe	Total

Professional services revenue	$6.1	$1.6	$7.7	$2.0	$1.2	$3.2
Maintenance revenue	2.3	4.3	6.6	2.5	3.9	6.4

Total service revenue	$8.4	$5.9	$14.3	$4.5	$5.1	$9.6

Total service revenue for the third quarter of fiscal 2007 increased $4.7 million, or 50% from the same quarter of the prior year. This increase was comprised of a $4.5 million increase in professional services revenue and a $0.2 million increase in maintenance revenue. The increase in professional services revenue is primarily related to the acquisition of Collective Technologies which was closed at the beginning of the second quarter of fiscal 2007. The remainder of the professional services increase was due to a $0.4 million increase in professional services revenue in Europe resulting from a new initiative to sell professional services engagements not associated with product sales.

Most EMC hardware products are sold with up to a 3-year, 24x7 warranty. As a result, any revenue associated with post-warranty service contracts for those hardware product sales would not occur until expiration of the warranty period. As our relationship with EMC approaches its third year anniversary, warranty periods are beginning to expire and we are beginning to realize maintenance revenues on EMC products. In the United States maintenance revenues were lower than last year’s fiscal third quarter due to declining renewal rates of legacy products. However, maintenance revenues were higher than the second quarter of fiscal year 2007 as increasing revenues from EMC hardware maintenance, as well as increasing software maintenance, more than offset declining legacy maintenance revenues.

The components of service revenue for the first nine months of fiscal 2007 and 2006 are shown in the table below (in millions):

	Nine Months Ended December 30, 2006			Nine Months Ended December 31, 2005
	US	Europe	Total	US	Europe	Total

Professional services revenue	$15.0	$4.2	$19.2	$5.8	$3.3	$9.1
Maintenance revenue	6.9	12.6	19.5	7.8	12.4	20.2

Total service revenue	$21.9	$16.8	$38.7	$13.6	$15.7	$29.3

Total service revenue for the first nine months of fiscal 2007 increased $9.4 million, or 32% from the same period of the prior year. This increase was comprised of a $10.1 million increase in professional services revenue, offset by a $0.7 million decrease in maintenance revenue. The increase in professional services revenue is primarily related to the acquisition of Collective Technologies which was closed at the beginning of the second quarter of fiscal 2007. Also contributing to the increased professional services was a $0.2 million increase in Europe. This increase is due to the sales of professional services engagements not associated with product sales. The decrease in maintenance revenue was primarily due to the same reasons noted above.

Product Gross Profit:  Product gross profit was $6.1 million for the third quarter of fiscal 2007, an increase of $0.5 million or 10.0% from the same quarter of the prior year. The gross profit percentage for net product sales was 19.6% for the third quarter of fiscal 2007 compared to 18.1% for the same quarter of the prior year. The increase in the product gross profit percentage was primarily due to an increase in margins in Europe. We recorded approximately $0.6 million in vendor rebates in the third quarter of fiscal 2007 compared to $0.4 million in the same quarter of the prior year.

Product gross profit was $16.8 million for the first nine months of fiscal 2007, an increase of $1.2 million or 8% from the same period of the prior year. The gross profit percentage for net product sales was 18.8% for the first nine months of fiscal 2007 compared to 19.1% for the same period of the prior year. The decrease in the product gross profit percentage was primarily due to product fulfillment transactions which carried lower than normal product margins. We recorded approximately $1.4 million in vendor rebates in the first nine months of fiscal 2007 compared to $0.9 million in the same period of the prior year.

Service Gross Profit:  Service gross profit was $3.2 million for the third quarter of fiscal 2007, an increase of $0.8 million, or 35% from the same quarter of the prior year. The service gross profit percentage was 22.3% in the third quarter of fiscal 2007 compared to 24.7% in the same quarter of the prior year. The increase in service gross profit was primarily due to increased professional services margins as a result of the acquisition of Collective as discussed above. Also contributing to the increased service gross profit margin was a decrease in sub-contractor consulting costs. Due to the consultants acquired with Collective, we did not rely as heavily on sub-contractors to deliver complex services. Also, in the third quarter of fiscal 2007, we were able to reduce maintenance costs by consolidating our software help-desk function in our United Kingdom office. Service cost of revenue in the third quarter of fiscal 2007 included a charge of $0.9 million related to stock-based compensation due to the adoption of SFAS 123(R).

Service gross profit was $8.9 million for the first nine months of fiscal 2007, an increase of $2.2 million or 33% from the same period of the prior year. The service gross profit percentage was 22.9% for the first nine months of fiscal 2007 compared to 22.7% for the same period of the prior year. The increase in service gross profit margin was primarily due to the acquisition of Collective in the second quarter of fiscal 2007, and other cost reduction measures which are discussed above.

Selling, General and Administrative:  Selling, general and administrative expenses for the third quarter of fiscal 2007 increased $1.0 million, or 10% from the same quarter of the prior year. As a percentage of total revenue, selling, general and administrative expenses for the third quarter of fiscal 2007 were 23.0% as compared to 23.4% for the same quarter of the prior year. Selling, general and administrative costs in the third quarter of fiscal 2007 included a charge of $0.7 million related to stock-based compensation due to the adoption of SFAS 123(R). Stock-based compensation charges in the third quarter of fiscal 2006 were $0.06 million related exclusively to expense from restricted stock awards. The increase in selling, general and administrative expenses was due primarily to the costs added as a result of the acquisition of Collective as well as $0.7 million in expenses related to equity compensation. These costs were offset by reductions in salary and commission expenses as a result of decreased headcount and other cost reduction measures.

Selling, general and administrative expenses for the first nine months of fiscal 2007 increased $1.8 million, or 6% from the same period of the prior year. As a percentage of total revenue, selling, general and administrative expenses for the first nine months of fiscal 2007 were 23.5% as compared to 25.6% for the same period of the prior year. Selling, general and administrative costs in the first nine months of fiscal 2007 included a charge of $2.1 million related to stock-based compensation due to the adoption of SFAS 123(R). Stock-based compensation charges for the same period of fiscal 2006 were $0.2 million related exclusively to expense from restricted stock awards. The $1.8 million increase in selling, general and administrative expenses is primarily due to the costs added as a result of the acquisition of Collective as well as $2.1 million in expenses related to equity compensation. These expenses were partially offset by cost reductions in salary, benefits and commissions as a result of decreased headcount as well as other cost reduction measures.

Amortization of Intangible Assets:  We recorded amortization charges of $0.01 million in the third quarter of fiscal 2007. This charge is related to the amortization of intangible assets acquired in the acquisition of Collective Technologies which was closed in the second quarter of fiscal 2007. See further discussion in Note 2 of the Notes to Condensed Consolidated Financial Statements included in this report.

Restructuring:  In the second quarter of fiscal 2007, we initiated a restructuring plan which consisted of elimination of redundant positions as a result of the acquisition of Collective as well as the restructure of our sales organization to better reflect our service-focused selling strategy. The $0.1 million restructuring charge in the third quarter of fiscal 2007 was comprised of $0.03 million in charges related to the 2007 restructuring plan and $0.1 million related to the 2002 restructuring plan. The 2007 plan charge was primarily related to headcount reductions and the 2002 plan charge related to additional costs incurred in exiting our facility in Sunnyvale, California. The fiscal 2006 restructuring charges were primarily related to the closure of our Dublin, Ireland facility.

Interest and Other Expense, Net:  Interest and other expense, net for the third quarter of fiscal 2007 increased $0.2 million in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. The fluctuation was primarily due to increased interest expense due to higher interest rates on our line of credit. The interest rate on our line of credit with Comerica is based on the prime rate. Also contributing to the increase is expense associated with the amortization of the warrant issued to Canopy at the end of the first quarter of fiscal 2007 in exchange for extension of its guarantee of our line of credit.

Interest and other expense, net for the first nine months of fiscal 2007 increased from $0.2 million in fiscal 2006 to $0.3 million in 2007. This increase was primarily due to increased interest expense due to higher interest rates in our line of credit and the expense associated with the warrant issued to Canopy, as noted above.

Gain (loss) on Foreign Currency Transactions:  The impact from foreign currency transactions in the third quarter of fiscal 2007 was relatively comparable to the prior quarter. Currency rates remained relatively unchanged through the quarter resulting in only a minor loss in the second quarter of fiscal 2007. We recorded a gain on foreign currency transactions of $0.3 million in the first nine months of fiscal 2007, compared to a loss of $1.0 million for the same period of the prior year. The gain in 2007 primarily resulted from the weakening value of the US Dollar as compared to the Euro and the British Pound Sterling during the first quarter of fiscal 2007, whereas the foreign currency loss resulted from the strengthening value of the US Dollar primarily during the first quarter of fiscal 2006.

Liquidity and Capital Resources

As of December 30, 2006, we had working capital of $6.3 million, compared to $16.4 million as of April 1, 2006. We had cash and cash equivalents of $7.7 million as of December 30, 2006, compared to $21.7 million as of April 1, 2006. The $14.0 million decrease in cash and cash equivalents was primarily the result of $8.0 million in cash paid for the acquisition of Collective Technologies in the second quarter of fiscal 2007. This included the $6.0 million purchase price, $0.5 million in direct acquisition costs plus a $1.5 million payment made on the day of the acquisition to pay down an assumed liability. Net cash used in operating activities in the first nine months of fiscal 2007 was $6.2 million. This was primarily due to the $5.7 million net loss, a $10.7 million decrease in accounts payable and a $2.0 million decrease in deferred revenue, partially offset by a $1.1 million and $5.9 million decrease in accounts receivable and inventory, respectively. The decrease in accounts payable was due to the sale and partial return of $6.7 million in production inventory that was on hand as of April 1, 2006. This was also the reason for the decrease in inventory noted above. The decrease in accounts receivable was due to lower sales in the second quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. Included in the $5.7 million net loss was a non-cash charge of $2.1 million related to equity compensation.

In November 2002, we entered into an agreement with Comerica Bank for a line of credit of $7.0 million at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by The Canopy Group, Inc. (“Canopy”). On December 21, 2006, we renewed the Comerica line of credit through May 31, 2007 (we had previously renewed the line of credit on June 20, 2006 extending its maturity through November 30, 2006). On November 21, 2006, Canopy renewed its letter of credit guarantee through June 30, 2007 (on June 20, 2006 Canopy had previously renewed its original guarantee through December 31, 2006). Until December 30, 2004, as discussed below, the Canopy letter of credit was secured by substantially all the assets of the Company. As of December 30, 2006, there was $5.2 million and $0.4 million in borrowings and letters of credit outstanding, respectively, under the Comerica Loan Agreement and $1.4 million was available for borrowing.

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

We had previously granted a security interest in all of our personal property assets to Canopy as security for our obligations to Canopy in connection with Canopy’s guaranty of our indebtedness to Comerica Bank. To enable us to pledge the collateral described above to EMC, Canopy delivered a waiver and consent releasing Canopy’s security interest in the collateral to be pledged to EMC and consenting to the transaction. As part of the waiver and consent, we agreed not to increase our indebtedness to Comerica Bank above our then-current outstanding balance of $5.5 million, and to make a principal repayment to Comerica equal to $1.8 million on each of February 15, 2005, May 15, 2005 and August 15, 2005 in order to eliminate our outstanding indebtedness to Comerica. In connection with our renewal of the Comerica agreement noted above, on June 20, 2006, Canopy amended its waiver and consent which terminated the requirement to pay-down the indebtedness to Comerica and extended their letter of credit guarantee through December 31, 2006. In exchange for this waiver and consent amendment, we issued a warrant to Canopy to purchase 125,000 shares of our common stock at an exercise price of $1.23 per share, the market price on the date of grant. The warrant is exercisable immediately and has a five year life. The warrant was issued on June 20, 2006, and the warrant fair value of $100 is being amortized to interest expense over the six month term of the guarantee.

On November 21, 2006, Canopy modified its amended waiver and consent which terminated the requirement to pay-down the indebtedness to Comerica and extended their letter of credit guarantee through June 30, 2007. In exchange for this waiver and consent amendment, we issued a warrant to Canopy to purchase an additional 125,000 shares of our common stock at an exercise price of $0.73 per share, the market price on the date of grant. The warrant is exercisable immediately and has a five year life. The fair value of the warrant was estimated using the Black-Scholes model to be approximately $59. This amount is being amortized into expense over the six-month term of the guarantee.

The Comerica loan agreement contains negative covenants placing restrictions on our ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. Comerica issued a consent related to our acquisition of Collective Technologies discussed below. We are currently in compliance with all of the terms of the Comerica loan agreement. Upon an event of default, Comerica may terminate the Comerica loan agreement and declare all amounts outstanding immediately due and payable.

On June 6, 2006, we entered into an Asset Purchase Agreement with Collective Technologies, LLC. The acquisition was completed effective July 2, 2006. Pursuant to the Asset Purchase Agreement, we acquired specified assets and liabilities of Collective for a purchase price consisting of:

•	$6.0 million in cash;

•	a note in the amount of $2.0 million bearing interest at 5% and due in twelve quarterly payments beginning September 30, 2006;

•	2,272,727 shares of our common stock;

•	a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.32 per share;

•	assumption of certain liabilities.

The shares issued as consideration in the transaction are subject to a 12 month lock-up agreement and have piggyback registration rights. On October 30, 2006, we also issued 253,597 restricted shares and 1,461,711 stock options to former employees of Collective that were acquired in the transaction. The purchase price is subject to certain adjustments specified in the Asset Purchase Agreement. See further discussion in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report.

On November 27, 2006, we entered into an account purchase agreement (“the Agreement”) with Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit (“WFBC”) operating division whereby we may sell eligible accounts receivable to WFBC on a revolving basis. Under the terms of the Agreement, accounts receivable are sold to WFBC at their face value less a discount charge (based on the prime rate, currently 8.25%, plus a percentage, ranging from 1.5% to 2.0% per annum) depending on the volume of factored accounts receivable for the period from the date the receivable is sold to its collection date. At the date of sale, WFBC advances us ninety percent (90%) of the face amount of the accounts receivable sold. The remaining amount due, less the discount charged by WFBC, is paid to us when the account receivable is collected from the customer. Advances we receive under the Agreement are collateralized by the accounts receivable pledged. Accounts receivable sales were $2.1 million in both the three and nine month periods ended December 30, 2006. In these transactions, we have surrendered control over the receivables in accordance with paragraph 9 of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. Under the terms of the sale, WFBC has the right to pledge or exchange the assets it receives. There are no conditions that both constrain WFBC from taking advantage of its right to pledge or exchange and provide more than a trivial benefit to us. We do not maintain effective control over the transferred assets. We account for these transactions as a sale, and remove the transferred receivables from the balance sheet at the time of sale. WFBC assumes the risk of credit losses on the transferred receivables, and the maximum risk of loss to us in these transactions arises from the possible non-performance by us to meet the terms of our contracts with customers. In accordance with paragraph 113, of SFAS No. 140, the fair value of this limited recourse liability is estimated and accrued based on our historical experience. At December 30, 2006, the amount due from WFBC was $88 and is included in prepaid expenses and other receivables in the Condensed Consolidated Balance Sheet. The discount charge recorded during the period was not material to the financial statements. The discount charge is recorded in interest and other expense, net on the Condensed Consolidated Statement of Operations.

At various times from March 2005 through March 2006, we issued options to purchase shares of our common stock under our 2001 Stock Incentive Plan to our directors, employees and consultants, with exercise prices ranging from a minimum of $1.44 per share to a maximum of $2.45 per share, for the purpose of providing incentive compensation to those directors, employees and consultants. The aggregate exercise price of the issued options is approximately $1.2 million. The options were issued in accordance with applicable federal securities laws and registered on Form S-8. We believed in good faith that we could rely on a prior qualification order issued pursuant to Section 25111 of the California Corporations Code (the “Code”) or an exemption from the qualification requirements thereof; however, the options may not in fact have been issued in compliance with the provisions of Section 25110 of the Code. In order to comply with the securities laws of California, where we have our headquarters, we have received approval of the form of a repurchase offer. Under the form approved by the California Department of Corporations, we would offer to repurchase any outstanding options issued during such period for a cash price equal to 20% of the aggregate exercise price of the option, plus interest at an annual rate of 7%. During this period, all of our then current non-employee directors received the grants described above. All of our non-employee directors have executed releases as to any claims they might have under our repurchase offer and waived any rights thereunder.

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

Our European operations transact in foreign currencies, which exposes us to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound Sterling and the Euro. We have used and may, in the future, use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks. As of December 30, 2006, we had no outstanding forward contracts. Should we decide to use hedging programs in the future, there can be no assurance that such actions will successfully reduce our exposure to financial market risks.

Our exposure to short-term interest rate fluctuations is limited to our short-term borrowings under our line of credit. As of December 30, 2006, the balance on our line of credit was $5.2 million. Therefore, a 1% increase in interest rates would increase annual interest expense by $0.05 million.

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

In the second quarter of fiscal year 2005, we began implementation of our project to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. We have engaged a third party consulting firm to assist us in this effort. We are currently in the documentation phase of the project. We will currently not be required to comply with Section 404 until the end of our fiscal year 2008. Management has not identified any deficiencies in internal control that would constitute a material weakness. There have not been significant changes in our internal control over financial reporting as a result of our documentation efforts. However, as we move into the remediation phase of the project we expect that there will be changes to our internal control structure in order to comply with Section 404.

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

Our business, financial condition and operating results can be affected by a number of factors, including those listed below, any one of which could cause our actual results to differ materially from recent results or from our anticipated future results. Any of these risks could also materially and adversely affect our business, financial condition or the trading price of our common stock.

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

The sale of EMC products accounted for 85% and 89% of total product revenue for the three and nine month periods ended December 30, 2006, and 82% and 83% of total revenue for the three and nine month periods ended December 31, 2005, respectively. We may fail to obtain required storage products in a timely manner or to obtain it in the quantities we desire in the future. If EMC were to decide to modify its channel strategy, it may cease supplying us with its storage products. If EMC were to unexpectedly cancel the reseller agreement, we may be unable to find other vendors as a replacement in a timely manner or of acceptable quality. Any interruption or delay in the supply of EMC storage products, or the inability to obtain these products at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. This lost storage product revenue could harm our business, financial condition and operating results, rendering us unable to continue operating at our current level of operations.

In the second quarter of fiscal 2005 we became an EMC Premier Velocity Partner, which has allowed us to earn certain performance based and service rebates. We recorded EMC rebates of $1.5 million and $0.6 million in fiscal 2006 and the first nine months of fiscal 2007, respectively. There is no guarantee that we will earn these rebates in the future or that EMC will continue to offer such rebate program. Our failure to receive these performance rebates could have an adverse impact on our results of operations.

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

As of December 30, 2006, The Canopy Group, Inc. (“Canopy”) beneficially owned 21% of the Company’s common stock assuming conversion of the Series A and Series B and related warrants outstanding, but excluding outstanding options. Mr. Ron Heinz was elected to our Board of Directors on October 30, 2006 and is the Managing Director of Canopy Venture Partners, LLC, a venture capital firm and an affiliate of The Canopy Group.

In addition, the holders of our Series A and Series B, as a result of their acquisition of securities issued in our June 2004 and November 2005 private placements, currently beneficially own approximately 43.5% of the Company’s outstanding common stock, assuming conversion and exercise of all shares of preferred stock and warrants which they presently hold. Other than with respect to the election of directors, the holders of Series A and Series B generally have the right to vote on any matter with the holders of common stock, and each share of Series A is entitled to 8.5369 votes and each share of Series B is entitled to 8.7792 votes. The approval of the holders of a majority of the Series A and Series B, each voting as a separate class, will be required to approve certain corporate actions, including:

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

Our securities have traded on the Nasdaq Capital Market since August 16, 2002. On November 3, 2006, we received a Nasdaq Staff Deficiency Letter indicating that, among other things, we failed to meet the minimum stockholder equity requirement for continued listing on the Nasdaq Capital Market pursuant to Marketplace Rule 4310(c)(2)(B)(i). On February 7, 2007, Nasdaq notified us that we had regained compliance with the minimum stockholder equity requirement for continued listing.

On November 7, 2006, we received a Nasdaq Staff Deficiency Letter indicating that we do not comply with the minimum bid price requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(4) (the “Bid Price Requirement”). We have a 180 day period ending on May 7, 2007 to regain compliance with the Bid Price Requirement. If MTI’s closing bid price is at least $1.00 for a period of at least 10 consecutive trading days, we will have regained compliance with the Bid Price Requirement. If we have not regained compliance with the Bid Price Requirement by May 7, 2007, we may have an additional 180 day period to regain compliance, if we satisfy initial listing requirements (other than the Bid Price Requirement) for the Nasdaq Capital Market. There can be no assurance we will qualify for this additional grace period. We intend to monitor the market value of our listed securities and consider available options if our common stock does not trade at a level likely to result in regaining compliance with the Bid Price Requirement. If we do not regain compliance by the end of any applicable grace period, our stock would be delisted and we would likely seek to list our common stock on the over-the-counter market, which is viewed by many investors as a less liquid marketplace. As a result, the price per share of our common stock may decrease and the trading market for our common stock, our ability to issue additional securities and our ability to secure additional financing may be materially and adversely affected.

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

There are currently 566,797 shares of our Series A Convertible Preferred Stock outstanding, which are convertible at any time at the direction of their holders. Each share of Series A is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series A is presently convertible into approximately 12.8 shares of common stock (exclusive of accrued dividends), but is subject to adjustment upon certain dilutive issuances of securities by the Company. The outstanding shares of Series A are currently convertible into an aggregate of approximately 7.3 million shares of common stock (exclusive of accrued dividends). Dividends accrue on the Series A at an annual rate of 8%, and the holders of Series A may convert the accrued dividends into shares of common stock to the extent the Company has not previously paid such dividends in cash. Accrued and unpaid Series A dividends totaled $3.3 million at December 30, 2006. The holders of Series A are also entitled to anti-dilution protection, pursuant to which the conversion price would be reduced using a weighted-average calculation in the event the Company issues certain additional securities at a price per share less than the conversion price then in effect. In addition, the holders of Series A have preemptive rights to purchase a pro rata portion of certain future issuances of equity securities by the Company.

There are also currently 1,582,023 shares of our Series B outstanding, which are convertible at any time at the direction of their holders. Each share of Series B is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series B is presently convertible into 10 shares of common stock (exclusive of accrued dividends), but is subject to adjustment upon certain dilutive issuances of securities by the Company. The outstanding shares of Series B are currently convertible into an aggregate of approximately 15.8 million shares of common stock (exclusive of accrued dividends). Dividends accrue on the Series B at an annual rate of 8%, and the holders of Series B may convert the accrued dividends into shares of common stock to the extent the Company has not previously paid such dividends in cash. Accrued and unpaid Series B dividends totaled $1.9 million at December 30, 2006. The holders of Series B are also entitled to anti-dilution protection, pursuant to which the conversion price would be reduced using a weighted-average calculation in the event the Company issues certain additional securities at a price per share less than their conversion price then in effect. In addition, the holders of Series B have preemptive rights to purchase a pro rata portion of certain future issuances of equity securities by the Company.

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

As of December 30, 2006, Canopy held warrants to purchase an aggregate of 125,000 shares of our common stock at a weighted average exercise price of $0.73 per share. The warrants expire on certain dates between November 21, 2006 and November 20, 2011.

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

See Note 11 to our condensed consolidated financial statements for further discussion of our equity plans outstanding.

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

In the first, second and third quarters of fiscal 2007, 70%, 69% and 57% respectively, of our total revenue was recorded in the last month of the quarter. We expect this pattern to continue, and possibly to increase, in the future. This uneven pattern makes our ability to forecast revenues, earnings and working capital requirements for each quarter difficult and uncertain. If we do not receive orders that we have anticipated or complete shipments within a given quarter, our results of operations could be harmed materially for that quarter. Additionally, due to receiving a significant portion of our orders in the last month of the quarter, we may experience a situation in which we have exceeded our credit limits with our vendors, thereby making our ability to ship to our customers within the necessary time frame very difficult. If we experience such situations and are unable to extend our credit limits with our vendors, this could materially harm our results of operations.

We have a history of operating losses, and our future operating results may depend on our ability to increase product and service revenues, the success of our cost reduction initiatives and on other factors.

We have a history of recurring losses and net cash used in operations. In fiscal 2006 and the first nine months of fiscal 2007, we incurred net losses of $8.1 million and $5.7 million, respectively. Our cash used in operations was $11.2 million and $6.2 million for fiscal year 2006 and the first nine months of fiscal 2007, respectively. We had $6.3 million in working capital as of December 30, 2006.

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

International sales and services represented approximately 40% and 36% of total revenue for fiscal year 2006 and the first nine months of fiscal 2007, respectively. As a result, our results of operations are subject to the financial and operating risks of conducting business internationally, including:

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

We believe that our current cash and receivable balances will be adequate to fund operations for at least the next 12 months. Projections for our capital requirements are subject to numerous uncertainties including the actual costs of the integration of Collective, the amount of service and product revenue generated in fiscal 2007 and general economic conditions. If we do not improve revenues and margins, successfully integrate Collective and achieve profitability, we expect to require additional funds in order to carry on our operations, and may seek to raise such funds through bank borrowings or public or private offerings of equity or debt securities or from other sources, which would likely require the approval of the Series A and Series B investors. No assurance can be given that our Series A and Series B investors will consent to such new financing, that additional financing will be available or that, if available, it will be on terms favorable to us. If additional financing is required but not available to us, we would have to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that such measures would be successful. Our failure to raise required additional funds would adversely affect our ability to:

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

Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indications of our future performance. We cannot assure you that we will be profitable on a quarter-to-quarter basis or that our future revenues and operating results will meet or exceed the expectations of securities analysts and investors. Failure to be profitable on a quarterly basis or to meet such expectations could cause a significant decrease in the trading price of our common stock. The following table quantifies the fluctuations in our period-to-period results for fiscal year 2006 and the first three quarters of fiscal year 2007 (amounts in thousands).

				Net Loss
				Attributable
	Total	Gross	Operating	to Common
	Revenue	Profit	Loss	Shareholders

2007
Third quarter	$45,221	$9,270	$(1,396)	$(3,107)
Second quarter	40,291	8,510	(3,122)	(4,832)
First quarter	42,692	7,950	(1,194)	(2,354)

Total	128,204	25,730	(5,712)	(10,293)

2006
Fourth quarter	43,915	8,589	(117)	(1,253)
Third quarter	40,162	7,887	(1,557)	(2,988)
Second quarter	31,635	6,401	(3,463)	(4,148)
First quarter	39,331	8,078	(2,090)	(3,622)

Total	$155,043	$30,955	$(7,227)	$(12,011)

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

Item 5 —	Other Information

The following information would otherwise be filed on Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement”:

On November 27, 2006, we entered into an account purchase agreement (“the Agreement”) with Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit (“WFBC”) operating division, whereby we may sell eligible accounts receivable to WFBC on a revolving basis. Under the terms of the Agreement, accounts receivable are sold to WFBC at their face value less a discount charge (based on the prime rate, currently 8.25% plus a percentage, ranging from 1.5% to 2.0% per annum) for the period from the date the receivable is sold to its collection date. At the date of sale, WFBC advances us ninety percent (90%) of the face amount of the accounts receivable sold. The remaining amount due, less the discount charged by WFBC, is paid to us when the account receivable of collected from the customer. In these transactions, we have surrendered control over the receivables in accordance with paragraph 9 of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. Under the terms of the sale, WFBC has the right to pledge or exchange the assets it receives. There are no conditions that both constrain WFBC from taking advantage of its right to pledge or exchange and provide more than a trivial benefit to us. We do not maintain effective control over the transferred assets. We account for these transactions as a sale, and remove the transferred receivables from the balance sheet at the time of sale. WFBC assumes the risk of credit losses on the transferred receivables, and the maximum risk of loss to us in these transactions arises from the possible non-performance by us to meet the terms of our contracts with customers. In accordance with paragraph 113, of SFAS No. 140, the fair value of this limited recourse liability is estimated and accrued based on our historical experience.

The foregoing summary is qualified by reference to the full text of the Agreement, which is filed as Exhibit 10.7 to this report and incorporated herein by reference.

Item 6 —	Exhibits

(a) Exhibits:

See the attached Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 2007.

MTI TECHNOLOGY CORPORATION

By:	/s/ Scott Poteracki
Scott Poteracki
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

(a) The following documents are filed as a part of this Annual Report on Form 10-Q:

Exhibit			Incorporated by Reference
Number		Exhibit Description	Form	Exhibit(s)	Filing Date

10.1		MTI Technology Corporation 2001 Stock Incentive Plan.	8-K	99.1	November 3, 2006
10.2		MTI Technology Corporation 2006 Stock Incentive Plan (CT).	8-K	99.2	November 3, 2006
10.3		Amendment No. 2 to Second Waiver and Consent, entered into as of November 21, 2006, by and between The Canopy Group, Inc. and MTI Technology Corporation.	8-K	10.1	November 28, 2006
10.4		Warrant to Purchase Common Stock of MTI Technology Corporation, dated November 21, 2006, issued to The Canopy Group, Inc.	8-K	10.2	November 28, 2006
10	.5*	Severance and Release Agreement, dated December 1, 2006, by and between MTI Technology Corporation and Richard L. Ruskin.	8-K	10.1	December 1, 2006
10.6		Fifth Amendment to Loan and Security Agreement, entered into as of December 21, 2006, by and between Comerica Bank, successor by merger to Comerica Bank-California, and MTI Technology Corporation.	8-K	10.1	December 28, 2006
10.7		Account Purchase Agreement, dated November 27, 2006, by and between MTI Technology Corporation and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management or compensatory plan or arrangement.