Form 10-K
period 2007-04-07
MTI TECHNOLOGY CORP
filed 2007-07-23
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 7, 2007
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

Registrant’s telephone number, including area code
(949) 251-1101

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $36,917,379 on September 29, 2006 (the last business day of the registrant’s most recently completed second quarter), based on the closing sale price of such stock on that date.

The number of shares outstanding of registrant’s Common Stock, $0.001 par value, was 39,244,322 on July 18, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

Information required under Items 10, 11, 12, 13 and 14 of Part III hereof are incorporated by reference to portions of the registrant’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 2007 Annual Meeting of Stockholders.

MTI TECHNOLOGY CORPORATION

FORM 10-K
For the fiscal year ended April 7, 2007

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

All references to years refer to our fiscal years ended April 7, 2007, April 1, 2006, April 2, 2005, April 3, 2004 and April 5, 2003, as applicable, unless the calendar year is specified. References to dollar amounts that appear in the tables and in the Notes to Consolidated Financial Statements are in thousands, except share and per share data amounts, unless otherwise specified. The fiscal year ended April 7, 2007 consisted of 53 weeks. All other fiscal years consisted of 52 weeks.

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

We are a reseller and service provider of EMC Automated Networked Storagetm systems and software, pursuant to a reseller agreement with EMC Corporation, a world leader in information storage systems, software, networks and services. Although we focus primarily on EMC products, we also support and service customers that continue to use our MTI-branded RAID controller technology and partnered independent storage technology. The terms of the EMC reseller agreement do not allow us to sell data storage hardware that competes with EMC products. As an EMC reseller and service provider, we combine our core services capabilities, including storage networking assessment, installation, resource management and enhanced data protection, with the complete line of EMC storage systems and software. We design and implement solutions that incorporate a broad array of third party products to meet customer requirements in the areas of storage area networks, network attached storage, high-availability systems for enhanced business continuance, data protection systems incorporating enhanced backup and recovery, ILM, archiving and tape automation. We also enhance the value of our storage solutions through our 24 hour, seven days per week support and service infrastructure, which includes an international network of on-site field engineers, a storage solution laboratory, and global technical support centers. The EMC reseller agreement will expire in March 2009. Thereafter, and subject to mutual agreement, the EMC reseller agreement is automatically renewed for successive one-year renewal periods until terminated by either party with a 90-day notice. The sale of EMC products accounted for 88% of net product revenue and 60% of total revenue in fiscal year 2007, while the sale of EMC products accounted for 81% and 61% of net product revenue and total revenue in fiscal year 2006.

On July 2, 2006, we completed an acquisition of Collective Technologies, LLC (“Collective”), a provider of enterprise-class IT infrastructure services and solutions. As a result of this acquisition, we are able to offer customers an expanded solutions and services portfolio, which includes:

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

We have a history of recurring losses and net cash used in operations. In fiscal years 2007, 2006 and 2005 we incurred net losses of $11.2 million, $8.1 million and $15.8 million, respectively. Our cash used in operations was $3.8 million, $11.2 million and $4.4 million in fiscal years 2007, 2006 and 2005, respectively. Our future is dependent upon many factors, including but not limited to, improving revenues and margins, continuing our relationship with EMC, expanding our service offerings, successfully integrating our acquisition of Collective, receiving market acceptance of new products and services, recruiting, hiring, training and retaining qualified personnel, forecasting revenues, controlling expenses and managing assets. If we are not successful in these areas, our future results of operations could be adversely affected.

Our segment and geographic information is set forth in Note 17 of our Notes to Consolidated Financial Statements included in this report.

Our Strategy

Our goal is to become the dominant, trusted storage systems and infrastructure advisor in the mid-enterprise space. Through our total solutions provider approach, we strive to simplify the storage, availability, protection and management of data by delivering fully integrated solutions to our customers based on EMC storage systems and other vendors’ best-of-breed technologies and high value services.

We provide customers access to technology through strategic partnerships with leading storage vendors including EMC, Quantum, VMware, Sun Microsystems, Qlogic, Emulex, and Brocade. From basic services such as installation and integration to advanced services by our professional services consulting group designing and implementing fully integrated solutions, we strive to enable our customers to achieve the full potential of the technologies we implement in their operations.

In order to continue to provide the broadest array of information storage solutions, we require access to a full complement of technology from the leaders in the industry. Through our relationship with EMC and other vendors, we believe we can offer our customers effective solutions addressing some of their most urgent business and regulatory requirements.

SIGNIFICANT BUSINESS DEVELOPMENTS

Collective Technologies Acquisition

On July 2, 2006, we completed the acquisition of Collective, a leading provider of enterprise-class IT infrastructure services and solutions. As a result of the acquisition, we acquired specified assets and liabilities of Collective for a purchase price consisting of:

•	$6.0 million in cash;

•	a note in the amount of $2.0 million bearing interest at 5% and due in twelve quarterly payments beginning September 30, 2006;

•	2,272,727 shares of our common stock — valued at $1.3520 per common share;

•	a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.32 per share — the fair value of the warrant was calculated to be $974;

•	assumption of certain liabilities.

The shares issued as consideration in the transaction are subject to a 12 month lock-up agreement and have piggyback registration rights. The purchase price is subject to certain adjustments specified in the Asset Purchase Agreement. We also incurred direct acquisition costs of $634 in connection with the transaction.

OUR MARKET

Our primary market focus is the worldwide mid-enterprise open systems-based market for information storage, data management and protection solutions. According to market researcher IDC, EMC currently fulfills approximately 21% of the storage infrastructure for this market.

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

OUR STORAGE SOLUTION

We deliver information storage infrastructure solutions designed to solve many common and demanding customer problems. These solutions are built on what we believe to be the best-of-breed platform complemented by strategic partners such as EMC, Quantum, VMware, Sun Microsystems, Qlogic, Emulex, and Brocade. We strive to integrate these solutions into a complete, easy-to-operate and reliable storage environment designed to meet the customer’s specific business objectives. Our technical specialists assess the customer’s environment and often custom design each solution to address the customer’s specific needs, both in terms of technical configuration and vendor product selection. Leveraging our technical resources and vendor relationships, we work with our customers to select an interoperative platform to meet the solution objectives. We then custom design and deliver these solutions with a wide range of value-added service offerings from installation and implementation to ongoing maintenance, support, management, residency and knowledge transfer. Our solutions approach provides us the opportunity to not only meet a customer’s hardware and software requirements, but also advise and implement comprehensive business process (e.g. ILM, business continuance, regulatory compliance) improvements thus enhancing our value proposition. Moreover, as a provider of both products and professional services and on-going support, we strive to provide a single point of contact that reduces vendor complexity and delivers operational efficiencies.

Our solutions are divided into five areas that address different aspects of the storage environment:

•	Storage infrastructure solutions that center on state-of-the-art, high-performance, high-availability networked storage systems from EMC (DAS, SAN, NAS and CAS). These solutions are designed to deliver fast, reliable and resilient on-line storage systems. Our solutions are integrated with easy to use storage resource management software that allows our customers to improve system administration productivity.

•	Information backup, recovery and archiving solutions that incorporate leading edge solutions from vendors such as EMC and Arkivio in combination with state-of-the-art tape libraries from Quantum, and Sun Microsystems.

•	Replication and availability services on both a local level and wide area basis to create operational copies of current data or for enhanced data protection and business continuity utilizing software and hardware services from EMC and other leading storage application software vendors.

•	Server virtualization solutions from VMware that enable server consolidation and increased application mobility across server platforms to deliver operational cost savings and increased availability and business continuity.

•	Information Lifecycle Management solutions that enable customers to reduce cost and control, track and manage information across storage platforms and applications in support of regulatory compliance and corporate governance initiatives.

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

We offer a variety of customer services that include system and software maintenance of MTI and EMC-manufactured products, as well as other open-system platforms, consulting services, storage-management integration and training. We offer on-site service response 24 hours-a-day, seven-days-a-week, 365 days-a-year. Service revenue represented approximately 32%, 25% and 29% of our total revenue in fiscal years 2007, 2006 and 2005, respectively.

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

ORDER BACKLOG

As a reseller of EMC storage systems, our backlog levels generally depend on the availability of EMC products. EMC generally ships products within ten days upon receipt of a purchase order. A significant portion of our sales historically has occurred in the last month of a quarter. Consequently, our backlog at the end of a quarter is dependant upon our ability to place a purchase order with EMC soon enough to allow EMC adequate time to assemble, test and ship orders prior to the end of the quarter. We believe that order backlog as of any particular date is not meaningful as it is not necessarily indicative of future sales levels. As of April 7, 2007, our product order backlog was $2.3 million as compared to $5.1 million as of April 1, 2006.

MANUFACTURING AND INTEGRATION SERVICES

In April 2004, MTI ceased manufacturing operations. Order fulfillment for North America is managed through our corporate office in Irvine, California and products are generally drop-shipped directly from our suppliers. Order fulfillment for Europe through the majority of fiscal year 2005 was managed directly through our Dublin, Ireland facility. Since the closure of the Dublin, Ireland facility in fiscal year 2005, order fulfillment for Europe is handled by our other European facilities. We continue to have a smaller scale product integration capability in the UK to fulfill the need for our legacy RAID products.

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

EMPLOYEES

As of April 7, 2007, we had 361 full-time employees worldwide, including 122 in sales and marketing, 176 in global customer solutions and 63 in procurement, general administration and finance. None of our employees is represented by a labor union, and we consider our relations with our employees to be good.

AVAILABILITY OF SEC FILINGS

All reports we file with the Securities and Exchange Commission (“SEC”) are available free of charge via EDGAR through the SEC’s website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C., 20549. Information regarding operation of the SEC’s public reference room can be obtained by calling the SEC at 1-800-SEC-0330. We make available our Forms 8-K, 10-K 10-Q, Proxy and Annual Report through our website at www.mti.com, as soon as reasonably practicable after filing or furnishing such material with the SEC. Our code of conduct is also available on our website. The information contained on our website is not part of this report or incorporated by reference herein.

ITEM 1A.	RISK FACTORS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future, including but not limited to, statements regarding our relationship with EMC, storage solution trends, strategy, backlog, competition, demand seasonality, acquisition of Collective Technologies, LLC, financing, revenue, margins, operations, capital expenditures, service offerings, personnel, dividends, litigation and compliance with applicable laws. In particular, this Annual Report on Form 10-K contains forward-looking statements regarding:

•	our belief that we receive favorable pricing, rebates and access to training from EMC;

•	our belief that complexity is the key weakness in the IT storage environment;

•	our beliefs regarding trends toward fully integrated storage solutions in the mid-enterprise market;

•	our belief that the expertise of our professional services staff and the delivery of high quality customer service will be of greater importance to our customer base;

•	our market strategy to become the preferred provider for sales, professional services and maintenance to the mid-enterprise market for information infrastructure solutions;

•	our belief that order backlog as of any particular date is not meaningful as it is not necessarily indicative of future sales levels;

•	our beliefs regarding the principal elements of competition;

•	the factors upon which our future depends, which, in addition to our cost-reduction initiatives, include improving revenues and margins, continuing our relationship with EMC, expanding our service offerings, successfully integrating our recent acquisition of Collective, receiving market acceptance of new products and services, recruiting, hiring, training and retaining significant numbers of qualified personnel, forecasting revenues and expenses, controlling expenses and managing assets;

•	our belief that our current cash and receivable balances, as supplemented by our financing arrangements, will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months;

•	our belief regarding the timing and risk of undetected software or hardware errors;

•	our expectation to retain any earnings and not to declare or pay any cash dividends in the near future;

•	our belief that by providing a combination of systems, software, services and solutions to meet customers’ needs, we will be able to further grow revenues and achieve profitability;

•	our expectation that the loss of hardware maintenance revenue will be mitigated by an increase in professional service revenue as well as software maintenance revenue on new technology installations;

•	our belief that, through increased capabilities of our service engineers, we are better positioned to sell more complex professional service projects such as design and architecture, which generally drive more revenue than implementation and installation projects; and

•	our business outlook, including all statements in the section titled “Outlook” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail under the heading “Risk Factors”. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and, except as otherwise required by law, we assume no obligation to update or revise any forward-looking statement to reflect new information, events or circumstances after the date hereof.

RISK FACTORS

We are dependent upon EMC as the main supplier for our storage solutions, and disruptions in supply or increases in costs could harm our business materially.

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

The sale of EMC products accounted for 88% and 60% and 81% and 61% of net product revenue and total revenue in fiscal years 2007 and 2006, respectively. We may fail to obtain required storage products in a timely manner or to obtain it in the quantities we desire in the future. If EMC were to decide to modify its channel strategy, it may cease supplying us with its storage products. If EMC were to unexpectedly cancel the reseller agreement, we may be unable to find other vendors as a replacement in a timely manner or of acceptable quality. Any interruption or delay in the supply of EMC storage products, or the inability to obtain these products at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. This lost storage product revenue could harm our business, financial condition and operating results, rendering us unable to continue operating at our current level of operations.

In the second quarter of fiscal year 2005 we became an EMC Premier Velocity Partner, which has allowed us to earn certain performance based and service rebates. We recorded EMC rebates of $1.7 million and $1.5 million in fiscal year 2007 and fiscal year 2006, respectively. There is no guarantee that we will earn these rebates in the future or that EMC will continue to offer such rebate program. Our failure to receive these performance rebates could have an adverse impact on our results of operations.

We may need additional financing to continue to carry on our existing operations and such additional financing may not be available.

We require substantial working capital to fund our operations. We have historically used cash generated from our operations, equity capital and bank financings to fund capital expenditures, as well as to invest in and operate our existing operations. Additionally, there is often a time gap between when we are required to pay for a product received from EMC (which is due net 45 days from shipment) and the time when we receive payment for the product from our customer (which often occurs after payment is due to EMC). A significant portion of our working capital resources must be used to cover amounts owed to EMC during the gap periods. If we are not able to maintain sufficient working capital resources to fund payments due to EMC during these gap periods, we could default on or be late in our payments to EMC, which could harm our relationship with EMC, cause EMC to stop or delay shipments to our customers or otherwise reduce the level of business it does with us, harm our ability to serve our customers and otherwise adversely affect our financial performance and operations.

We believe that our current cash and receivable balances, as supplemented by our financing arrangements, will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months. Projections for our capital requirements are subject to numerous uncertainties, including the cost savings expected to be realized from the restructuring, the actual costs of the integration of Collective, the amount of service and product revenue generated in fiscal year 2008 and general economic conditions. If we do not realize substantial cost savings from our restructuring, improve revenues and margins, successfully integrate Collective and achieve profitability, we expect to require additional funds in order to carry on our operations, and may seek to raise such funds through bank borrowings or public or private offerings of equity or debt securities or from other sources, which would likely require the approval of the Series A and Series B investors. No assurance can be given that our Series A and Series B investors will consent to such new financing, that additional financing will be available or that, if available, will be on terms favorable to us. If additional financing is required but not available to us, we would have to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that such measures would be successful. Our failure to raise required additional funds would adversely affect our ability to:

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

Our stock ownership is concentrated in a few stockholders who are able to influence corporate decisions. As a result of this concentration, these few stockholders are able to influence actions that require stockholder approval, in particular with regard to significant corporate transactions. Among other things, this concentration may delay or prevent a change in control of the Company that may be favored by other stockholders, and may in general make it difficult for us to effect certain actions without the support of the larger stockholders.

As of April 7, 2007, The Canopy Group, Inc. (“Canopy”) beneficially owned 21% of our common stock assuming conversion of the Series A Convertible Preferred Stock (“Series A”) and Series B Convertible Preferred Stock (“Series B”) and related warrants outstanding, but excluding outstanding options and warrants held by other parties. Mr. Ron Heinz was elected to our Board of Directors on October 30, 2006 and is the Managing Director of Canopy Venture Partners, LLC, a venture capital firm and an affiliate of The Canopy Group.

In addition, the holders of our Series A and Series B currently beneficially own approximately 44% of the Company’s outstanding common stock, assuming conversion and exercise of all shares of preferred stock and warrants which they presently hold. Other than with respect to the election of directors, the holders of Series A and Series B generally have the right to vote on any matter with the holders of common stock, and each share of Series A is entitled to 8.5369 votes and each share of Series B is entitled to 8.7792 votes. The approval of the holders of a majority of the Series A and Series B, each voting as a separate class, will be required to approve certain corporate actions, including:

•	any amendment of the Company’s charter or bylaws that adversely affects the holders of Series A, or Series B, as applicable;

•	any authorization of a class of capital stock ranking senior to, or on parity with, the Series A, or Series B, as applicable;

•	any increase in the size of our Board of Directors to greater than eight members or any change in the classification of the Board of Directors;

•	certain redemptions or repurchases of capital stock;

•	acquisitions of capital stock or assets from other entities;

•	effecting, or entering into any agreement to effect, any merger, consolidation, recapitalization, reorganization, liquidation, dissolution, winding up or similar transaction (a “Liquidation Event”) involving the Company or any of its subsidiaries;

•	any sale of assets of the Company or a subsidiary which is outside the ordinary course of business;

•	any purchase of assets of or an equity interest in another entity for more than $5.0 million; and

•	any incurrence of additional debt for borrowed money in excess of $1.0 million.

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

We have experienced challenges associated with integrating our company and Collective.

The success of our acquisition of Collective depends in large part on the success of our management in integrating the operations, personnel, technologies and service capabilities of Collective into our company following the acquisition. Our failure to meet the challenges involved in integrating successfully the operations of Collective or otherwise to realize any of the anticipated benefits of the acquisition could adversely impact our combined results of operations. In addition, the overall integration of Collective may result in unanticipated operational problems, expenses, liabilities and diversion of management’s attention. The challenges involved in this integration include the following:

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

We have experienced, historically, a significant portion of our orders, sales and shipments in the last month or weeks of each quarter. In fiscal year 2007, 70%, 69%, 57% and 64%, respectively, of our total revenue was recorded in the last month of each successive quarter. In fiscal year 2006, 59%, 65%, 61% and 60%, respectively, of our total revenue was recorded in the last month of each successive quarter.

We expect this pattern to continue in the future. This uneven pattern makes our ability to forecast revenues, earnings and working capital requirements for each quarter difficult and uncertain. If we do not receive orders that we have anticipated or complete shipments within a given quarter, our results of operations could be harmed materially for that quarter. Additionally, due to receiving a significant portion of our orders in the last month of the quarter, we may experience a situation in which we have exceeded our credit limits with our vendors, thereby making our ability to ship to our customers very difficult. If we experience such situations and are unable to extend our credit limits with our vendors, this could materially harm our results of operations.

We have a history of operating losses, and our future operating results may depend on the success of our cost reduction initiatives and on other factors.

We have a history of recurring losses and net cash used in operations. In fiscal years 2007 and 2006, we incurred net losses of $11.2 million and $8.1 million, respectively. Our cash used in operations was $3.8 million and $11.2 million for fiscal years 2007 and 2006, respectively.

In fiscal year 2005, we implemented additional restructuring activities related to the closure of our Dublin, Ireland facility. In the second quarter of fiscal 2007, we implemented additional restructuring activities associated with the reorganization of the company as a result of the acquisition of Collective. These measures included reductions in our workforce and the partial or complete closure of certain under-utilized facilities, including offices. We cannot predict with any certainty the long-term impact of our workforce reductions. Reductions in our workforce could negatively impact our financial condition and results of operations by, among other things, making it difficult to motivate and retain remaining employees, which in turn may affect our ability to deliver our products in a timely fashion. We also cannot assure you that these measures will be successful in achieving the expected benefits within the expected time frames, or at all, or that the workforce reductions will not impair our ability to achieve our current or future business objectives.

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

International sales and services represented approximately 38% and 40% of our total sales and service revenue for fiscal years 2007 and 2006, respectively. As a result, our results of operations are subject to the financial and operating risks of conducting business internationally, including:

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

Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indications of our future performance. We cannot assure you that we will be profitable on a quarter-to-quarter basis or that our future revenues and operating results will meet or exceed the expectations of securities analysts and investors. Failure to be profitable on a quarterly basis or to meet such expectations could cause a significant decrease in the trading price of our common stock. The following table quantifies the fluctuations in our period-to-period results for fiscal years 2007 and 2006 (amounts in thousands).

				Net Loss
				Attributable to
	Total	Gross	Operating	Common
	Revenue	Profit	Loss	Shareholders

2007
Fourth quarter	$37,754	$7,251	$(5,426)	$(7,130)
Third quarter	45,221	9,270	(1,396)	(3,107)
Second quarter	40,291	8,510	(3,122)	(4,832)
First quarter	42,692	7,950	(1,194)	(2,354)

Total	$165,958	$32,981	$(11,138)	$(17,423)

2006
Fourth quarter	$44,299	$8,589	$(117)	$(1,253)
Third quarter	40,162	7,887	(1,557)	(2,988)
Second quarter	31,635	6,401	(3,463)	(4,148)
First quarter	39,331	8,078	(2,090)	(3,622)

Total	$155,427	$30,955	$(7,227)	$(12,011)

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

Domestic employment at MTI, including employment of our domestic key personnel, is generally “at will.”

Both MTI and essentially all of its U.S. employees have the right to terminate their employment at any time, with or without advance notice, and with or without cause. We believe that our success is dependent, to a significant extent, upon the efforts and abilities of our salespeople, technical staff and senior management team, particularly our executive officers, who have been instrumental in setting our strategic plans. The loss of the services of our key sales or other personnel, especially to our competitors, could materially harm our business. The failure to retain key personnel, or to implement a succession plan to prepare qualified individuals to join us upon the loss of a member of our key personnel, could materially harm our business.

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

Our common stock is not traded on a national securities exchange and is subject to the “penny stock” rules.

Our common stock was delisted from The Nasdaq Capital Market on June 1, 2007 for failure to meet certain continued listing standards. Market maker quotes for our common stock are currently published by Pink Sheets LLC (the “Pink Sheets”). Securities quoted in the Pink Sheets generally have significantly less liquidity than securities traded on a national securities exchange, not only in the number of shares that can be bought and sold, but also through delays in the timing of transactions, reduction in securities analyst and news media coverage, and lower market prices than might otherwise be obtained. As a result, purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in our common stock, our common stock is more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships. Our ability to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future, may also be materially and adversely affected by the fact that our securities are not traded on a national securities exchange.

In addition, our common stock is subject to the “penny stock” rules that generally apply to low-priced, speculative securities of very small companies. The penny stock rules impose additional requirements on broker-dealers that sell such stocks. For any transaction involving a penny stock, the rules require the broker-dealer to, among other things, approve the customer for the transaction and receive from the customer a written agreement to the transaction, furnish the customer a document describing the risks of investing in penny stocks, tell the customer the current market quotation, if any, for the penny stock and the compensation the brokerage firm and its broker will receive for the trade, and send monthly account statements showing the market value of each penny stock held in the customer’s account. Our common stock’s status as a penny stock, and the additional obligations that trading in penny stocks impose on broker-dealers, could limit the ability or desire of broker-dealers to trade in our common stock and thus, the ability of our stockholders to resell their shares in the market.

The fact that our common stock is not traded on a national securities exchange and is subject to the “penny stock” rules could also have other adverse effects on us in addition to the foregoing, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships, as well as the loss of institutional investor and analyst interest in our company.

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

In addition, stock markets have experienced extreme price and volume fluctuations, and the market prices of securities of companies such as ours have been highly volatile. These fluctuations have often been unrelated to the operating performance of such companies. Fluctuations such as these may affect the market price of our common stock. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and could divert our management’s attention and resources.

We may not have registered, or we may not have had an exemption from registering, certain options under the California securities laws and may incur liability to repurchase the options or face potential claims under the California securities laws.

At various times from March 2005 through March 2006, we issued options to purchase shares of our common stock under our 2001 Stock Incentive Plan, as amended, to our directors, employees and consultants, with exercise prices ranging from a minimum of $1.44 per share to a maximum of $2.45 per share, for the purpose of providing incentive compensation to those directors, employees and consultants. The aggregate exercise price of the issued options was approximately $1.2 million. The recipients of the issued options did not pay the Company for the options, and none of the options has been exercised as of the date hereof. The options were issued in accordance with applicable federal securities laws and registered on Form S-8. We believed in good faith that we could rely on a prior qualification order issued pursuant to Section 25111 of the Code or an exemption from the qualification requirements thereof; however, the options may not in fact have been issued in compliance with the provisions of Section 25110 of the Code. In order to comply with the securities laws of California, where we have our headquarters, we have received approval of the form of a repurchase offer. Under the form approved by the California Department of Corporations, we would offer to repurchase any outstanding options issued during such period for a cash price equal to 20% of the aggregate exercise price of the option, plus interest at an annual rate of 7%.

We have identified a material weakness in our internal control over financial reporting that could cause investors to lose confidence in the reliability of our financial statements and result in a decrease in the value of our securities.

We have identified a material weakness in our internal control over financial reporting as of April 7, 2007 arising from a combination of significant deficiencies in internal control, as discussed in Part II, Item 9A of this Annual Report on Form 10-K. In addition, due to the identification of the material weakness in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 7, 2007 our disclosure controls and procedures were not effective.

We intend to continue to evaluate our internal controls on an ongoing basis and to upgrade and enhance them as needed. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements, errors or omissions, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” or “material weaknesses” (as defined by relevant auditing standards) in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments or restatements, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations and there could be a material adverse effect on the price of our securities.

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

Our stockholders may be diluted by the conversion of outstanding Series A and Series B and the exercise of warrants to purchase common stock.

There are currently 566,797 shares of Series A outstanding, which are convertible at any time at the direction of their holders. Each share of Series A is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series A is presently convertible into approximately 12.8 shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The outstanding shares of Series A are currently convertible into an aggregate of approximately 7.3 million shares of common stock. Dividends accrue on the Series A at an annual rate of 8%, and the holders of Series A may convert the accrued dividends into shares of common stock to the extent the Company has not previously paid such dividends in cash. Accrued and unpaid Series A dividends totaled $3,602 at April 7, 2007. The holders of Series A are also entitled to anti-dilution protection, pursuant to which the conversion price would be reduced using a weighted-average calculation in the event the Company issues certain additional securities at a price per share less than the conversion price then in effect. In addition, the holders of Series A have preemptive rights to purchase a pro rata portion of certain future issuances of equity securities by the Company.

There are also currently 1,582,023 shares of our Series B outstanding, which are convertible at any time at the direction of their holders. Each share of Series B is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series B is presently convertible into 10 shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The outstanding shares of Series B are currently convertible into an aggregate of approximately 15.8 million shares of common stock. Dividends accrue on the Series B at an annual rate of 8%, and the holders of Series B may convert the accrued dividends into shares of common stock to the extent the Company has not previously paid such dividends in cash. Accrued and unpaid Series B dividends totaled $2,320 at April 7, 2007. The holders of Series B are also entitled to anti-dilution protection, pursuant to which the conversion price would be reduced using a weighted-average calculation in the event the Company issues certain additional securities at a price per share less than their conversion price then in effect. In addition, the holders of Series B have preemptive rights to purchase a pro rata portion of certain future issuances of equity securities by the Company.

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

If the holders of our Series A or Series B convert their shares or exercise the warrants they now hold, the Company would be required to issue additional shares of common stock, resulting in dilution of existing common stockholders and potentially a decline in the market price of our common stock.

As of April 7, 2007, Canopy held warrants to purchase an aggregate of 250,000 shares of our common stock at a weighted average exercise price of $0.98 per share. The warrants expire on certain dates between November 21, 2006 and November 20, 2011. On June 18, 2007, our board of directors authorized the issuance of an additional warrant to Canopy to purchase an additional 125,000 shares of our common stock. The additional warrant was issued on June 22, 2007 at an exercise price of $0.37 per share. The warrants expire on certain dates between June 23, 2007 and June 22, 2012.

In the second quarter of fiscal year 2007, we issued warrants to purchase 1 million shares of common stock in connection with our acquisition of Collective. The warrants expire in 2017. On October 30, 2006, we also issued 253,597 restricted shares and 1,461,711 stock options to former employees of Collective that were acquired in the transaction, all of which could cause further dilution to existing stockholders. See Note 11 to our consolidated financial statements for further discussion of our equity plans outstanding.

We have adopted anti-takeover defenses that could affect the price of our common stock.

Our restated certificate of incorporation and amended and restated bylaws contain various provisions, including notice provisions and provisions authorizing us to issue preferred stock, that may make it more difficult for a third party to acquire, or may discourage acquisition bids for, our company. Also, the rights of holders of our common stock may be affected adversely by the rights of holders of our Series A, Series B and any other preferred stock that we may issue in the future that would be senior to the rights of the holders of our common stock. Furthermore, we are subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate offices, including marketing, sales and support, general administration, and finance functions are currently located in Irvine, California, in a leased facility consisting of approximately 25,000 square feet. We occupy these premises under a lease agreement that expires on December 31, 2010. Our service operations in the United States are located in a leased facility in Austin, Texas consisting of about 17,200 square feet, 1,660 of which is sublet. We also lease 16,000 square feet, 5,900 square feet, 6,000 square feet and 1,500 square feet at facilities in Godalming, England, Chatou, France, Wiesbaden, Germany and Munich, Germany, respectively, which we use for sales, service and administration. In the fourth quarter of fiscal year 2005, we closed our 28,500 square feet legacy manufacturing facility in Dublin, Ireland, for which the lease expires in 2023 (the lease contains a break clause in 2008). The facility is completely sublet. We also lease 6 sales and support offices located throughout the United States and Europe.

ITEM 3.	LEGAL PROCEEDINGS

We are, from time to time, subject to claims and suits arising in the ordinary course of business. In our opinion, the ultimate resolution of these matters is not expected to have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRINCIPAL MARKET AND PRICES

Prior to June 1, 2007, shares of our common stock traded on The Nasdaq Capital Market under the ticker symbol “MTIC.” Effective June 1, 2007, our common stock was delisted from The Nasdaq Capital Market and began being quoted on the Pink Sheets, an electronic quotation service for securities traded over-the-counter. The following table sets forth the range of high and low closing sale prices per share of our common stock for each quarterly period as reported by The Nasdaq Capital Market and the Pink Sheets, as applicable, for the periods indicated. Due to the low trading volume in our common stock, the reported trading prices may not be indicative of the value of our common stock. See “Risk Factors— Our common stock is not traded on a national securities exchange and is subject to the “penny stock” rules” in Item 1A. The closing price of our common stock on July 18, 2007, as quoted by the Pink Sheets, was $0.38 per share.

	Bid Prices
	High	Low

FISCAL YEAR 2006
First Quarter	2.48	1.40
Second Quarter	2.38	1.68
Third Quarter	1.99	1.18
Fourth Quarter	1.64	1.22
FISCAL YEAR 2007
First Quarter	1.09	.70
Second Quarter	.94	.65
Third Quarter	1.23	.80
Fourth Quarter	1.09	.72

NUMBER OF COMMON STOCKHOLDERS

The approximate number of record holders of our common stock as of July 18, 2007 was 342.

DIVIDENDS

We have never declared or paid any dividends related to our common stock. We currently expect to retain any earnings for use in the operation of our business and, therefore, do not anticipate declaring or paying any cash dividends related to our common stock in the foreseeable future.

Our Series A Redeemable Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock carry cumulative dividends of 8% payable when and if declared by the Board of Directors. We had accrued dividends payable of $3,602 and $2,320 at April 7, 2007, related to the Series A and B, respectively.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required to be filed pursuant to this item was previously included in the Current Reports on Form 8-K that we filed with the SEC on November 3, 2005, June 26, 2006 and on June 22, 2007, and is incorporated herein by reference. The warrants referenced in such Current Reports on Form 8-K were issued in private placement transactions pursuant to the exemptions from registration provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

ISSUER PURCHASES OF EQUITY SECURITIES

During the fourth quarter of fiscal year 2007, there were no purchases made by or on behalf of the Company or any affiliated purchaser, as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934, as amended, of shares of the Company’s common stock that is registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

See Item 12 of Part III for information concerning securities authorized for issuance under equity compensation plans, which is incorporated herein by reference.

COMPANY STOCK PRICE PERFORMANCE

The following performance graph assumes an investment of $100 on March 28, 2002 and compares the change to March 30, 2007 in the market prices of the Common Stock with a broad market index (Nasdaq Stock Market — U.S.) and an industry index (Nasdaq Computer Manufacturer Index). We paid no dividends during the periods shown; the performance of the indexes is shown on a total return (dividend reinvestment) basis. The graph lines merely connect the prices on the dates indicated and do not reflect fluctuations between those dates.

The following performance graph shall not be deemed to be incorporated by reference in any previous or future documents filed by us with the SEC under the Securities Act or the Exchange Act, except to the extent that the company specifically incorporates the following company Stock Price Performance graph by reference in any such document.

COMPARISON OF 60 MONTHS CUMULATIVE TOTAL RETURN AMONG MTI TECHNOLOGY CORPORATION, THE NASDAQ STOCK MARKET-U.S. AND THE NASDAQ COMPUTER MANUFACTURER INDEX PERFORMANCE GRAPH

ITEM 6.	SELECTED FINANCIAL DATA

We have derived the selected consolidated financial data presented below with respect to the periods indicated from the audited consolidated financial statements contained elsewhere in this Form 10-K. The selected consolidated financial data presented below for fiscal years 2004 and 2003 have been derived from our audited consolidated financial statements not contained herein. Operating results for the periods presented below are not necessarily indicative of the results that may be expected for future periods.

	Fiscal Year
	April 7,	April 1,	April 2,	April 3,	April 5,
	2007	2006	2005	2004	2003
	(Amounts in thousands, except per share data)

SELECTED STATEMENT OF OPERATIONS DATA:
Net product revenue	$113,570	$116,529	$93,947	$46,538	$40,204
Service revenue	52,388	38,898	38,927	36,723	42,285

Total revenue(1)	165,958	155,427	132,874	83,261	82,489
Product gross profit	21,415	21,858	19,805	11,473	7,153
Service gross profit	11,566	9,097	5,714	10,333	14,645

Gross profit(1)(2)	32,981	30,955	25,519	21,806	21,798
Operating expense:
Selling, general and administrative	42,704	37,091	39,078	28,935	27,754
Research and development	—	—	—	776	5,238
Amortization of intangibles	743	—	—	—	—
Restructuring charges	672	1,091	2,024	(211)	1,467

Total operating expenses	44,119	38,182	41,102	29,500	34,459

Operating loss	(11,138)	(7,227)	(15,583)	(7,694)	(12,661)
Interest and other income (expense), net(3)	(624)	(104)	(500)	631	1,008
Gain (loss) on foreign currency transactions	631	(720)	318	29	639

Loss before income taxes	(11,131)	(8,051)	(15,765)	(7,034)	(11,014)
Income tax expense (benefit)	32	51	22	(3,168)	205

Net loss	(11,163)	(8,102)	(15,787)	(3,866)	(11,219)
Amortization of preferred stock discount	(3,230)	(1,970)	(880)	—	—
Dividend on preferred stock	(3,030)	(1,939)	(953)	—	—

Net loss applicable to common shareholders	$(17,423)	$(12,011)	$(17,620)	$(3,866)	$(11,219)

Net loss per share:
Basic and diluted	$(0.46)	$(0.34)	$(0.51)	$(0.12)	$(0.34)

Weighted average shares used in per share computations:
Basic and diluted	37,943	35,541	34,476	33,482	32,852

SELECTED BALANCE SHEET DATA:
Cash and cash equivalents	$11,447	$21,660	$12,191	$3,017	$9,833
Working capital	273	15,792	2,256	2,743	2,071
Total assets	70,553	84,622	62,866	46,612	44,556
Short-term debt	5,825	5,167	3,745	4,109	1,901
Long-term debt, less current maturities	869	—	—	95	286
Total stockholders’ equity (deficit)	(14,400)	(3,630)	(2,369)	7,141	8,974

(1)	On March 31, 2003, we became an exclusive reseller of EMC products and services. See further discussion of this transition and its impact on result of operations in the “Results of Operations” section of Management’s Discussion and Analysis.

(2)	Includes charges related to production and service inventory write-offs of $512, $589, $2,681, $1,469, and $1,950 for fiscal years 2007, 2006, 2005, 2004, and 2003, respectively.

(3)	Includes $1,200 in fiscal year 2003 related to the gain on sale of The SCO Group, Inc. common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto contained elsewhere in this report and in conjunction with Item 1A “Risk Factors.”

The management’s discussion and analysis that follows is designed to provide information that will assist readers in understanding our consolidated financials statements, changes in certain items in those statements from year to year and the primary factors that caused those changes and how certain accounting principles, policies and estimates affect our financial statements.

OVERVIEW AND EXECUTIVE SUMMARY

Our financial objective is to achieve profitable growth. Management believes that by providing a combination of systems, software, services and solutions to meet customers’ needs, we will be able to further grow revenues and achieve profitability. In March 2003, we became a reseller and service provider of EMC storage systems and software, pursuant to a reseller agreement with EMC Corporation. The shift in strategy from a developer of technology to a reseller and service provider of third-party solutions has had the following primary financial implications:

•	We have increased product revenue significantly during the years immediately after the reseller agreement was signed. We recorded product revenue of $116.5 million in fiscal year 2006, a 24% increase from fiscal year 2005. Furthermore we recorded product revenue of $113.6 million in fiscal year 2007, a slight decrease of 2.3% from fiscal year 2006. In order to achieve this revenue growth, we invested heavily in sales and service resources which led to increased losses in fiscal year 2005. In fiscal year 2006, we moderated headcount additions and reduced spending which led to decreased operating losses as compared to fiscal year 2005. In fiscal year 2007, our strategy was modified to place more emphasis on services in an effort to improve margins. We acquired Collective at the beginning of the second quarter of fiscal year 2007 and refocused our sales force on more complex, service-rich transactions. As a result, fiscal year 2007 net product revenues were flat.

•	Maintenance revenue has been negatively impacted due to the comprehensive warranty provided on EMC products. We resell EMC hardware products with up to a three-year warranty and a seven-day, twenty-four hour service level. In contrast, MTI proprietary products were generally sold with a one year warranty and a five day, nine hour service level. Therefore, the sale of proprietary products provided an opportunity to generate maintenance revenue earlier due to the shorter warranty period and allowed the Company to generate maintenance revenue during the warranty period by selling maintenance contracts increasing the service level to seven days a week, twenty-four hours a day. We expect the loss of hardware maintenance revenue to be mitigated by an increase in professional service revenue as well as software maintenance revenue on new technology installations.

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

OUTLOOK

The following information summarizes management’s outlook for fiscal year 2008:

•	We expect net product revenue to continue to be flat to lower in fiscal year 2008 as we become more balanced between product and services revenue. We expect product revenue to follow, to some extent, the seasonal patterns experienced in fiscal 2007.

•	We believe product margins will benefit from our focus on selling more complex, service-rich solutions, however, our product margins can be volatile and are subject to many factors including competitive market forces.

•	We expect that service revenue will increase year-over-year due to planned growth in our professional service business by taking advantage of the synergies created by the Collective acquisition , as well as continued sales of software maintenance contracts. We also expect service revenue to be driven by sales of hardware maintenance contracts as the warranty period on EMC products sold in previous years begin to expire. If we are able to achieve growth in service revenue, we expect service margins to improve as we are able to further leverage our existing service resources.

•	We expect operating expenses to be lower in fiscal year 2008 compared to fiscal year 2007 as we completely integrate Collective’s operations and realize the full effects of our restructuring activities, including headcount, facility and other operating cost reductions.

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

Generally, product sales are not contingent upon customer testing, approval and/or acceptance. However, if sales require customer acceptance, revenue is recognized upon customer acceptance. Product sales with post-delivery obligations generally relate to professional services, including installation services or other projects. Professional services revenue is not recognized until the services have been performed, while product revenue is recognized at time of shipment, when shipping terms are Free Carrier (FCA) shipping point, as the services do not affect the functionality of the delivered items. In transactions where we sell directly to an end user, generally there are no acceptance clauses. However, we also sell to leasing companies who in turn lease the product to their lessee, the end user. For this type of sale, generally there are lessee acceptance criteria in the purchase order or contract. For these transactions, we defer the revenue until written acceptance is received from the lessee. Credit terms to customers typically range from net 30 to net 60 days after shipment.

Product returns are estimated in accordance with Statement of Financial Accounting Standards No. (SFAS) 48, “Revenue Recognition When Right of Return Exists.” Customers have a limited right of return which allows them to return non-conforming products. Accordingly, reserves for estimated future returns are provided in the period of sale based on contractual terms and historical data and are recorded as a reduction of revenue. We also ensure that the other criteria in Statement 48 have been met prior to recognition of revenue: the price is fixed or determinable; the customer is obligated to pay and there are no contingencies surrounding the obligation or the payment; the customer’s obligation would not change in the event of theft or damage to the product; the customer has economic substance; the amount of returns can be reasonably estimated; and we do not have significant obligations for future performance in order to bring about resale of the product by the customer.

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

We also sell application software that is sold as add-on software to existing hardware configurations. This software is generally loaded onto a customers’ host CPU and provides additional functionality to the storage environment, such as assisting in data back-up, data migration and mirroring data to remote locations. Based on the factors described in footnote two of AICPA Statement of Position 97-2 “Software Revenue Recognition,” (SOP 97-2) we consider this type of software to be more-than-incidental to hardware components in an arrangement. This assessment is based on the fact that the software can be sold on a stand-alone basis and that maintenance contracts are generally sold with the software. Software products that are considered more-than-incidental are treated as a separate unit of accounting apart from the hardware and the related software product revenue is recognized upon delivery to the customer. We account for software that is more-than-incidental in accordance with SOP 97-2, as amended by SOP 98-9, whereby the total arrangement revenue is first allocated to the software maintenance contract based on vendor specific objective evidence (VSOE) of fair value and is recognized ratably over the term of the contract. VSOE is established based on stand-alone renewal rates. The remaining revenue from the sale of software products is recognized at the time the software is delivered to the customer, provided all the revenue recognition criteria noted above have been met, except collectability must be deemed probable under SOP 97-2 versus reasonably assured under SAB 104.

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

Service revenue

Service revenue is generated from the sale of professional services, maintenance contracts and time and materials arrangements. The following describes how we account for service transactions, provided all the other revenue recognition criteria noted above have been met. Generally, professional services revenue, which includes installation, training, consulting and engineering services, is recognized upon delivery of the services. If the professional service project includes independent milestones, revenue is recognized as milestones are met and upon acceptance from the customer. Maintenance revenue is generated from the sale of hardware and software maintenance contracts. These contracts generally range from one to three years. Maintenance revenue is recorded as deferred revenue and is recognized as revenue ratably over the term of the related agreement. As part of the our ongoing operations to provide services to our customers, incidental expenses, if reimbursable under the terms of the contracts, are billed to customers. These expenses are recorded as both revenues and direct cost of services in accordance with the provisions of EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” and include expenses such as airfare, mileage, hotel stays, out-of-town meals, and telecommunication charges.

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

Other

Certain of our sales transactions are initiated by EMC and jointly negotiated and closed by EMC and MTI’s sales force. We recognize revenue related to these transactions on a gross basis, in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” because we bear the risk of returns and collectability of the full accounts receivable. Product revenue for the delivered items is recorded at residual value upon pickup by a common carrier for FCA origin shipments. For FCA destination shipments, product revenue is recorded upon delivery to the customer. If we subcontract the undelivered items such as maintenance and professional services to EMC or other third parties, we record the costs of those items as deferred costs and amortize the costs using the straight-line method over the life of the contract. We defer the revenue for the undelivered items at fair value based upon list prices with EMC according to EITF 00-21. At times, our customers prefer to enter into service agreements directly with EMC. In such instances, we may assign the obligation to perform services to EMC, or other third parties, and therefore we do not record revenue nor defer any costs related to the services.

In light of our recent acquisition of Collective and our growing emphasis on integration and consulting services, we performed an evaluation of the financial statement presentation of product revenue on a gross versus net margin basis. We concluded that the current method of accounting for product revenue on a gross method is appropriate.

We may allow customers that purchase new equipment to trade in used equipment to reduce the purchase price under the sales contract. These trade-in credits are considered discounts and are allocated to the delivered elements in accordance with EITF 00-21. Thus, product revenue from trade-in transactions is recognized net of trade-in value.

Shipping

Products are generally drop-shipped directly from suppliers to our customers. Upon the supplier’s delivery to a carrier, title and risk of loss pass to MTI. Revenue is recognized at the time of shipment when shipping terms are FCA shipping point as legal title and risk of loss to the product pass to the customer. For FCA destination point shipments, revenue is recorded upon delivery to the customer. When freight is charged to the customer, it is recorded to net product revenue with the related costs charged to product cost of revenue in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”

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

Income taxes.  We are required to estimate our income taxes, which includes estimating our current income taxes as well as measuring the temporary differences resulting from different treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets or liabilities. We apply SFAS 109, “Accounting for Income Taxes”. Under the asset and liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse, net of a valuation allowance. We have recorded a full valuation allowance against our deferred tax assets as management has determined that it is more likely than not that these assets will not be utilized. In the event that actual results differ from our estimates, our provision for income taxes could be materially impacted.

Valuation of goodwill and intangible assets.  We assess the impairment of goodwill in accordance with SFAS 142 “Goodwill and Other Intangible Assets” (SFAS 142), on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business, and significant negative industry or economic trends.

Inventories.  Our inventory consists of spare parts inventory and production inventory. Spare parts inventory is used for product under maintenance contracts and warranty, and is not held for re-sale. As of April 7, 2007, we had net spare parts inventory of $1.3 million and net production inventory of $1.5 million. Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and future sales forecasts. Historically, we used rolling forecasts based upon anticipated product orders to determine our component and product inventory requirements. As a reseller, we primarily procure inventory upon receipt of purchase orders from customers and as a result we believe the risk of EMC production inventory obsolescence is low. At times, in order to take advantage of favorable pricing, we may procure inventory in advance of receiving customer orders. Our allowance for spare parts inventory is calculated based on a review of product lifecycles and comparison to current and projected maintenance revenue. As maintenance contracts expire and are not renewed, the amount of spare parts inventory needed to support the legacy installed base decreases. Management regularly evaluates the carrying value of the spare parts inventory relative to the remaining legacy maintenance contracts. If we overestimate our product or component requirements, we may have excess inventory, which could lead to additional excess and obsolete charges.

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

	Fiscal Year Ended
	April 7,	April 1,	April 2,
	2007	2006	2005

Net product revenue	68.4%	75.0%	70.7%
Service revenue	31.6	25.0	29.3

Total revenue	100.0	100.0	100.0
Product gross profit	18.9	18.8	21.1
Service gross profit	22.1	23.4	14.7

Gross profit	19.9	19.9	19.2
Selling, general and administrative	25.8	23.9	29.4
Amortization of intangibles	0.4	—	—
Restructuring charges	0.4	0.7	1.5

Operating loss	(6.7)	(4.6)	(11.7)
Other expense, net	(0.4)	(0.1)	(0.4)
Gain (loss) on foreign currency transactions	0.4	(0.5)	0.2
Income tax benefit	—	—	—

Net loss	(6.7)%	(5.2)%	(11.9)%

Fiscal year 2007 compared to Fiscal year 2006

Net product revenue:  The components of product revenue by geographic region for fiscal years 2007 and 2006 are shown in the table below (in millions):

	Fiscal Year 2007			Fiscal Year 2006
	US	Europe	Total	US	Europe	Total

Server revenue	$52.6	$29.6	$82.2	$47.3	$31.5	$78.8
Software revenue	17.4	4.8	22.2	17.6	3.5	21.1
Tape library revenue	3.1	6.1	9.2	10.3	6.3	16.6

Total product revenue	$73.1	$40.5	$113.6	$75.2	$41.3	$116.5

Net product revenue for fiscal year 2007 decreased $2.9 million, or 2.5% from fiscal year 2006. This decrease was comprised of a $2.0 million and $0.9 million decrease in domestic and international product revenue, respectively. The decrease in net product revenue was primarily the result of a shift in corporate strategy to place more emphasis on the sale of professional services following the acquisition of Collective. In addition, although server and software revenue increased $3.4 million and $1.1 million, respectively, tape library revenue decreased $7.4 million. Tape library revenue decreased due primarily to significant decrease in purchases from our single largest customer in fiscal year 2006, BellSouth. Prior to the March 2006 announcement of its intent to merge with AT&T, which closed in December 2006, BellSouth had purchased much of the tape products we sold in the United States. From the time the merger was announced, and continuing after its closing, however, purchases from BellSouth/AT&T have declined significantly. Server, software and tape library revenue accounted for 72%, 20% and 8% of total net product revenue in fiscal year 2007 compared to 68%, 18% and 14% in fiscal year 2006, respectively. In fiscal year 2007, our product mix percentage of EMC product increased from fiscal 2006. In fiscal year 2007, sales of EMC products represented $99.8 million, or 88% of total product revenue compared with $94.6 million or 81% of total product revenue for fiscal year 2006. We ended fiscal year 2007 with a product order backlog of $2.3 million compared to $5.1 million at the end of fiscal 2006. We believe that order backlog as of any particular date is not meaningful as it is not necessarily indicative of future sales levels.

Service Revenue:  The components of service revenue for fiscal year 2007 and 2006 are shown in the table below (in millions):

	Fiscal Year 2007			Fiscal Year 2006
	US	Europe	Total	US	Europe	Total

Professional services revenue	$20.3	$5.6	$25.9	$8.0	$4.4	$12.4
Maintenance revenue	9.2	17.3	26.5	10.2	16.3	26.5

Total service revenue	$29.5	$22.9	$52.4	$18.2	$20.7	$38.9

Total service revenue in fiscal year 2007 increased from fiscal year 2006 by $13.5 million or 35%. The net increase was entirely attributable to an increase in professional services revenue. Maintenance revenue of $26.5 million remained comparable to the prior fiscal year. The increase in professional services revenue is primarily related to the acquisition of Collective, which was closed at the beginning of the second quarter of fiscal year 2007, and an increase in professional services revenue in Europe resulting from a new initiative to sell professional services engagements not associated with product sales. Professional service engagements associated with product sales in the United States were flat corresponding with year-over-year product sales. We have not yet achieved the level of increase in professional service engagements anticipated from the Collective acquisition. The integration of the acquired services organization is taking longer to accomplish than planned. Most EMC hardware products are sold with up to a 3-year, 24x7 warranty. As a result, any maintenance revenue associated with post-warranty service contracts for those hardware product sales would not occur until expiration of the warranty period which has been an impediment to growth. Domestic legacy product sales continued to decline causing a decrease in maintenance revenue. Europe has been more successful in retaining existing customers, and maintenance revenues also benefited from currency fluctuations.

Product Gross Profit:  Product gross profit was $21.4 million for fiscal year 2007, a decrease of $0.5 million or 2% from fiscal year 2006. The gross profit percentage for net product sales was 18.9% for fiscal year 2007 which was comparable to 18.8% for fiscal year 2006.

Service Gross Profit:  Service gross profit was $11.6 million for fiscal year 2007, an increase of $2.5 million, or 27% from fiscal year 2006. The service gross profit percentage was 22.4% in fiscal year 2007 compared to 23.5% in fiscal year 2006. Service margins were negatively effected by a large proportion of professional services in the United States being derived from the OEM channel and by a decrease in legacy maintenance revenues. In addition, service cost of revenue in fiscal year 2007 included a charge of $0.3 million related to stock-based compensation due to the adoption of SFAS 123(R).

Selling, General and Administrative:  Selling, general and administrative expenses for fiscal year 2007 increased $5.6 million, or 15.1% from fiscal year 2006. As a percentage of total revenue, selling, general and administrative expenses for fiscal year 2007 were 26% as compared to 24% for fiscal year 2006. Selling, general and administrative costs in fiscal year 2007 included a charge of $2.6 million related to stock-based compensation due to the adoption of SFAS 123(R). Stock-based compensation charges in fiscal year 2006 were $0.2 million related exclusively to expense from restricted stock awards. The $5.6 million increase in selling, general and administrative expenses is primarily due to $4.0 million costs added as a result of the acquisition of Collective as well as $2.4 million in incremental expenses related to equity compensation. These expenses were partially offset by cost reductions in salary, benefits and commissions as a result of decreased headcount as well as other cost reduction measures.

Restructuring:  In fiscal year 2007, we initiated a restructuring plan which consisted of elimination of redundant positions as a result of the acquisition of Collective as well as the restructure of our sales organization to better reflect our service-focused selling strategy. The $0.7 million restructuring charge in fiscal year 2007 was comprised of $0.5 million in charges related to the 2007 restructuring plan and $0.2 million related to the 2002 restructuring plan. The 2007 plan charge was primarily related to headcount reductions and the 2002 plan charge related to additional costs incurred in exiting our facility in Sunnyvale, California. The fiscal year 2006 restructuring charges were primarily related to the closure of our Dublin, Ireland facility.

Amortization of Intangible Assets:  We recorded amortization charges of $0.7 million in fiscal year 2007. This charge is related to the amortization of intangible assets acquired in the acquisition of Collective which was closed in the second quarter of fiscal year 2007.

Interest and Other Expense, Net:  Interest and other expense, net for fiscal year 2007 increased from $0.1 million in fiscal 2006 to $0.6 million in fiscal year 2007. This increase was primarily due to higher interest rates on our line of credit with Comerica, the amortization of the warrant issued to Canopy at the end of the first quarter of fiscal year 2007 in exchange for an extension of its guarantee of our line of credit, the expense associated with the sales of eligible accounts receivable through Wells Fargo Business Credit and interest on the note payable to the previous owners of Collective.

Gain on Foreign Currency Transactions:  We recorded a gain on foreign currency transactions of $0.6 million in fiscal year 2007 compared to a loss of $0.7 million in fiscal year 2006. The gain in fiscal year 2007 was the result of the weakening U.S. dollar as compared to the Euro and the British Pound Sterling, while the loss in fiscal year 2006 was the result of the strengthening value of the U.S. Dollar as compared to the Euro and the British Pound Sterling.

Income Tax Expense (Benefit):  We recorded tax expense of $0.03 million in fiscal year 2007 compared to tax expense of $0.05 million in fiscal year 2006. The tax expense in both fiscal years 2007 and 2006 is primarily related to various state and foreign taxes. Due to losses incurred, we were not subject to Federal income tax expense in fiscal years 2007 or 2006.

Fiscal year 2006 compared to Fiscal year 2005

Net product revenue:  The components of product revenue by geographic region for fiscal years 2006 and 2005 are shown in the table below (in millions):

	Fiscal Year 2006			Fiscal Year 2005
	US	Europe	Total	US	Europe	Total

Server revenue	$47.3	$31.5	$78.8	$43.4	$25.7	$69.1
Software revenue	17.6	3.5	21.1	12.5	2.8	15.3
Tape library revenue	10.3	6.3	16.6	2.5	7.0	9.5

Total product revenue	$75.2	$41.3	$116.5	$58.4	$35.5	$93.9

Net product revenue for fiscal year 2006 increased $22.6 million, or 24% from fiscal 2005. This increase was comprised of a $16.8 million and $5.8 million increase in domestic and international product revenue, respectively. We experienced a greater percentage increase in domestic product sales primarily due to a more focused effort on adding headcount to the U.S. sales force in fiscal year 2006. The increase in net product revenue was primarily the result of further leveraging our reseller relationship with EMC. Our EMC reseller agreement was entered into in the fourth quarter of fiscal year 2003. Our ability to sell EMC products enabled us to further penetrate the mid-range storage market. During fiscal year 2006 we increased our marketing and inside-sales teams, adding 12 new telemarketing employees and expanding our marketing exposure through attendance at tradeshows and increased advertising campaigns. We believe this has helped to generate new name accounts and provide further opportunities for our outside-sales teams. In fiscal year 2006 our product mix percentage of EMC product remained comparable to fiscal 2005. In fiscal year 2006, sales of EMC products represented $94.6 million, or 81% of total product revenue compared with $76.3 million or 81% of total product revenue for fiscal year 2005. We ended fiscal year 2006 with a product order backlog of $5.1 million compared to $4.1 million at the end of fiscal year 2005. It should be noted that backlog is not necessarily indicative of future revenue.

Service Revenue:  The components of service revenue for fiscal years 2006 and 2005 are shown in the table below (in millions):

	Fiscal Year 2006			Fiscal Year 2005
	U.S.	Europe	Total	U.S.	Europe	Total

Professional Services Revenue	$8.0	$4.4	$12.4	$5.6	$2.9	$8.5
Maintenance Revenue	10.2	16.3	26.5	12.9	17.5	30.4

Total Service Revenue	$18.2	$20.7	$38.9	$18.5	$20.4	$38.9

Total service revenue in fiscal year 2006 was comparable to fiscal year 2005. A decrease in maintenance revenues of $3.9 million was offset by an increase in professional revenue of $3.9 million.

The decline in maintenance revenue was primarily related to the following factors. In March 2003, we became a reseller and service provider of EMC Automated Networked Storage Systems and software. Most EMC hardware products are sold with up to a 3-year 24x7 warranty. As a result, any revenue associated with post-warranty service contracts for those hardware product sales would not occur until expiration of the warranty period. This factor, along with declining renewal rates of legacy maintenance contracts, caused maintenance revenue to decrease compared to fiscal year 2005. During fiscal year 2005, we began to replace the decline in legacy maintenance revenue with increased revenue from new software maintenance contracts.

Professional services revenue for fiscal year 2006 increased $3.9 million or 46% from fiscal year 2005. The growth in professional services revenue was the result of increased product sales which provided the opportunity to generate service revenue through the performance of installation and configuration services, as well as the ability to sell more complex professional service engagements. We have made a focused effort to grow our professional service business and have added significant headcount and resources to this area. In fiscal year 2006, we created a new service-sales team focused exclusively on selling service engagements to new and existing customers. We believe that this has also contributed to the increase in professional services revenue. Through increased capabilities of our service engineers, we believe we are better positioned to sell more complex professional service projects such as design and architecture, which generally drive more revenue than implementation and installation projects.

Product Gross Profit:  Product gross profit was $21.9 million for fiscal year 2006, an increase of $2.1 million or 11% from fiscal year 2005. The gross profit percentage for net product sales was 18.8% for fiscal year 2006 compared to 21.1% for fiscal year 2005. There were two primary factors that impacted the product gross profit percentage during fiscal 2006: rebates earned and lower margins on a transaction-by-transaction basis due to competitive market forces. In the first quarter of fiscal 2005, we became an EMC Premier Velocity Partner, which allowed us to earn certain performance based rebates. In fiscal 2005, we recorded EMC performance rebates of $1.4 million. In fiscal 2006, although our product revenue was higher, we only recorded EMC performance rebates of $0.5 million as our purchases of certain products from EMC were lower than the rebate goals. Also contributing to the lower product gross profit percentage were several large product fulfillment transactions which carried lower than normal product margins.

Service Gross Profit:  Service gross profit was $9.1 million for fiscal year 2006, an increase of $3.4 million, or 59.2% from fiscal year 2005. The service gross profit percentage was 23.5% in fiscal year 2006 compared to 14.7% in fiscal year 2005. We believe the increase in service gross profit percentage was mainly due to cost reduction measures and improved service utilization in the third quarter of fiscal year 2006. The majority of the cost reductions were due to decreased third-party subcontractor expenses. Through additional training and certification, we were able to decrease our reliance on third-party subcontractors to deliver certain professional services. We also focused on better aligning our service headcount in the most effective geographic areas to help improve utilization and reduce costs. Worldwide service headcount was 130 at the end of fiscal year 2006 compared to 152 at the end of fiscal year 2005. Service utilization was also improved by increased professional service bookings as noted above in the discussion of service revenue. The capabilities of our service engineers have also increased, allowing us to perform more complex service projects including design and architecture which generally are expected to yield higher profit than implementation and installation projects. Service costs benefited in the fourth quarter of fiscal 2006 from a non-recurring beneficial adjustment to a long-term subcontract arrangement. Also contributing to the increase in service gross profit percentage was a reduction in spare parts inventory charges. Service gross profit in fiscal 2005 was negatively impacted by a write-down of spare parts inventory of $2.6 million compared to a write-down of $0.5 million in fiscal year 2006. The 2005 write down was due to the continued decline in our legacy maintenance base which resulted in a revised estimate of the carrying value of certain spare parts.

Selling, General and Administrative:  Selling, general and administrative expenses for fiscal year 2006 decreased $2.0 million, or 5% from fiscal year 2005. As a percentage of total revenue, selling, general and administrative expenses for fiscal year 2006 were 24% as compared to 29% for fiscal year 2005. The decrease in selling, general and administrative expenses was primarily due to the closure of our Dublin, Ireland facility in the fourth quarter of fiscal year 2005 and a decrease in headcount. Worldwide headcount decreased from 342 at April 2, 2005 to 302 at April 1, 2006. More specifically, the decrease in selling, general and administrative expense was due to a decrease in fixed charges of $1.0 million, travel and lodging of $0.6 million and outside purchases of $0.2 million. The decrease in fixed charges primarily related to a decrease in rent and depreciation expense due to the closure of the Ireland facility and the relocation of the corporate headquarters in the second quarter of fiscal 2006. Selling, general and administrative expenses noted above for fiscal year 2006 were $0.1 million higher than as reported in our press release dated May 25, 2006 due to the fact that a customer filed for Chapter 11 bankruptcy subsequent to the press release but prior to the filing of this Annual Report on Form 10-K. As such, the accounts receivable from that customer was written-off as of April 1, 2006.

Restructuring:  In the fourth quarter of fiscal year 2005, we announced plans to restructure our European operations. This plan was initiated primarily in order to reduce operating costs and simplify processes throughout the European operations. The 2005 restructuring plan primarily involved the closure of the Dublin, Ireland facility and the consolidation of European finance functions within the Weisbaden, Germany facility. We recorded a restructuring charge of $2.0 million in fiscal year 2005 for abandoned lease and severance payments related to this restructuring plan. In fiscal year 2006, we recorded additional restructuring charges of $1.1 million primarily due to additional severance costs related to the 2005 restructuring plan.

Interest and Other Expense, Net:  Interest and other expense, net for fiscal year 2006 was a net expense of $0.1 million as compared to $0.5 million for fiscal year 2005. The decreased expense in fiscal 2006 was primarily related to higher interest income earned as a result of the cash proceeds of the Series B offering. This increased interest income was partially offset by increased interest expense due to higher interest rates on our credit facility.

Gain on Foreign Currency Transactions:  We recorded a loss on foreign currency transactions of $0.7 million in fiscal year 2006 compared to a gain of $0.3 million in fiscal year 2005. The loss in fiscal 2006 was the result of the strengthening value of the U.S. Dollar as compared to the Euro and the British Pound Sterling primarily in the first quarter of fiscal year 2006. The gain in fiscal year 2005 was the result of the weakening value of the U.S. Dollar during fiscal year 2005.

Income Tax Expense (Benefit):  We recorded tax expense of $0.05 million in fiscal year 2006 compared to tax expense of $0.02 million in fiscal year 2005. The tax expense in both fiscal year 2006 and 2005 is primarily related to various state and foreign taxes. Due to losses incurred, the Company was not subject to Federal income tax expense in fiscal year 2006 or 2005.

Staff Accounting Bulletin No. 108

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company adopted SAB 108 in the fourth quarter of fiscal year 2007.

The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on accumulated deficit of immaterial errors relating to prior years. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended.

In the fourth quarter of fiscal year 2007, the Company determined that sales commissions at April 1, 2006 were under-accrued by $223. The net effect of the adjustment, as a percentage of reported net loss, at April 1, 2006 was 2.8%. In accordance with SAB 108, the Company has adjusted beginning accumulated deficit for fiscal year April 7, 2007 by $223. The Company believes that the net effect of this correcting adjustment in the fourth quarter of fiscal year 2007 is not material, either quantitatively or qualitatively, in fiscal year 2007 or 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of April 7, 2007, we had cash and cash equivalents of $11.4 million, compared to $21.7 million as of April 1, 2006. The $10.3 million decrease in cash and cash equivalents was primarily the result of $8.0 million in cash paid for the acquisition of Collective in the second quarter of fiscal year 2007. This included the $6.0 million purchase price, $0.6 million in direct acquisition costs plus a $1.5 million payment made on the day of the acquisition to pay down an assumed liability. Net cash used in operating activities in fiscal year 2007 was $3.8 million. This was primarily due to the $11.2 million net loss, a $17.9 million decrease in accounts payable, partially offset by a $7.2 million decrease in inventory. The decrease in accounts payable was due to the sale and partial return of $6.7 million in production inventory that was on hand as of April 1, 2006. This was also the primary reason for the decrease in inventory noted above. Included in the $11.2 million net loss was a non-cash charge of $2.6 million related to equity compensation and a $0.7 non-cash charge for the amortization of acquisition related costs.

In November 2002, we entered into an agreement with Comerica Bank for a line of credit of $7.0 million at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by The Canopy Group, Inc. (“Canopy”). On May 31, 2007, we renewed the Comerica line of credit through November 30, 2007 (we had previously renewed the line of credit on December 21, 2006 and June 20, 2006 extending its maturity through November 30, 2006 and May 31, 2007, respectively). On June 18, 2007 Canopy renewed its letter of credit guarantee through December 31, 2007 (Canopy had previously renewed its guarantee on June 20, 2006 and November 21, 2006 through December 31, 2006 and June 30, 2007, respectively). As of April 7, 2007, there was $5.2 and $.3 in borrowings and letters of credit outstanding, respectively, under the Comerica Loan Agreement and $1,521 was available for borrowing.

On December 30, 2004, we entered into a security agreement with EMC whereby we granted EMC a security interest in certain of its assets to secure our obligations to EMC under their existing supply agreements. The assets pledged as collateral consisted primarily of our accounts receivable generated from the sale of EMC products and services, related inventory and the proceeds of such accounts receivable and inventory. In exchange for this security interest, EMC increased our purchasing credit limit to $20.0 million. On June 7, 2006, due to our improved financial position and established payment history, EMC terminated the security agreement and released its security interest in all of our assets. Our purchasing credit limit with EMC is determined based on the needs of the business and its financial position. Our payment terms with EMC remain at net 45 days from shipment.

We had previously granted a security interest in all of our personal property assets to Canopy as security for our obligations to Canopy in connection with Canopy’s guaranty of our indebtedness to Comerica Bank. To enable us to pledge the collateral described above to EMC, Canopy delivered to us a waiver and consent releasing Canopy’s security interest in the collateral to be pledged to EMC and consenting to the transaction. As part of the waiver and consent, we agreed not to increase our indebtedness to Comerica Bank above the then-current outstanding balance of $5.5 million, and to make a principal repayment to Comerica equal to $1.8 million each of February 15, 2005, May 15, 2005 and August 15, 2005 in order to eliminate our outstanding indebtedness to Comerica. In connection with the renewal of the Comerica agreement noted above, on June 20, 2006, Canopy amended its waiver and consent which terminated the requirement to pay-down the indebtedness to Comerica and extended their letter of credit guarantee through December 31, 2006. In exchange for this waiver and consent amendment, the Company issued a warrant to Canopy to purchase 125,000 shares of its common stock at an exercise price of $1.23 per share, the market price on the date of grant. The warrant is exercisable immediately and has a five year life. The fair value of the warrant was estimated using the Black-Scholes valuation model to be approximately $100, using the following assumptions: Risk free rate — 5.15%; Volatility — 75%; Expected life — 5 years. This amount is being amortized into expense over the six-month term of the guarantee.

On November 21, 2006, Canopy modified its amended waiver and consent which terminated the requirement to pay-down the indebtedness to Comerica and extended their letter of credit guarantee through June 30, 2007. In exchange for this waiver and consent amendment, we issued a warrant to Canopy to purchase an additional 125,000 shares of its common stock at an exercise price of $0.73 per share, the market price on the date of grant. The warrant is exercisable immediately and has a five year life. The fair value of the warrant was estimated using the Black-Scholes valuation model to be approximately $59, using the following assumptions: Risk free rate — 4.60%; Volatility — 75%; Expected life — 5 years. This amount is being amortized into expense over the six-month term of the guarantee.

On June 22, 2007, Canopy modified its amended waiver and consent which terminated the requirement to pay-down the indebtedness to Comerica and extended their letter of credit guarantee through December 31, 2007. In exchange for this waiver and consent amendment, we issued a warrant Canopy to purchase an additional 125,000 shares of its common stock at an exercise price of $0.37 per share, the market price on the date of grant. The warrant is exercisable immediately and has a five year life. The fair value of the warrant was estimated using the Black-Scholes valuation model to be approximately $30, using the following assumptions: Risk free rate — 5.02%; Volatility — 75%; Expected life — 5 years. This amount is being amortized into expense over the six-month term of the guarantee.

The Comerica loan agreement contains negative covenants placing restrictions on the ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. Comerica issued a consent related to the acquisition of Collective discussed in Note 2. We believe we are currently in compliance with all of the terms of the Comerica loan agreement. Upon an event of default, Comerica may terminate the Comerica loan agreement and declare all amounts outstanding immediately due and payable.

On July 2, 2006, we completed the acquisition of certain assets and liabilities of Collective. Pursuant to the Asset Purchase Agreement, we acquired specified assets and liabilities of Collective for a purchase price consisting of:

•	$6.0 million in cash;

•	a note in the amount of $2.0 million bearing interest at 5% and due in twelve quarterly payments beginning September 30, 2006;

•	2,272,727 shares of our common stock;

•	a warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.32 per share; and

•	assumption of certain liabilities.

The shares issued as consideration in the transaction are subject to a 12 month lock-up agreement and have piggyback registration rights. On October 30, 2006, we also issued 703,597 restricted shares and 1,761,711 stock options to former employees of Collective that were hired in connection with the transaction. The purchase price is subject to certain adjustments specified in the Asset Purchase Agreement. A final payment related to the working capital adjustment has not been agreed to by MTI and the sellers. See further discussion in Note 2 of the Notes to the Consolidated Financial Statements included in this report.

On November 27, 2006, we entered into an account purchase agreement (“the Agreement”) with Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit (“WFBC”) operating division whereby we may sell eligible accounts receivable to WFBC on a revolving basis. Under the terms of the Agreement, accounts receivable are sold to WFBC at their face value less a discount charge (based on the prime rate, currently 8.25%, plus a percentage, ranging from 1.5% to 2.0% per annum) depending on the volume of factored accounts receivable for the period from the date the receivable is sold to its collection date. At the date of sale, WFBC advances us ninety percent (90%) of the face amount of the accounts receivable sold. The remaining amount due, less the discount charged by WFBC, is paid to us when the account receivable is collected from the customer. Advances we receive under the Agreement are collateralized by the accounts receivable pledged. Accounts receivable sales were $12.2 million in fiscal year 2007. In these transactions, we have surrendered control over the receivables in accordance with paragraph 9 of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140). Under the terms of the sale, WFBC has the right to pledge or exchange the assets it receives. There are no conditions that both constrain WFBC from taking advantage of its right to pledge or exchange and provide more than a trivial benefit to us. We do not maintain effective control over the transferred assets. We account for these transactions as a sale, and remove the transferred receivables from the balance sheet at the time of sale. WFBC assumes the risk of credit losses on the transferred receivables, and the maximum risk of loss to us in these transactions arises from the possible non-performance by us to meet the terms of our contracts with customers. In accordance with paragraph 113, of SFAS 140, the fair value of this limited recourse liability is estimated and accrued based on our historical experience. At April 7, 2007, the amount due from WFBC was $228 and is included in prepaid expenses and other receivables in the Consolidated Balance Sheet. The discount charge recorded in fiscal year 2007 totaled $100. The discount charge is recorded in interest and other expense, net on the Consolidated Statement of Operations.

At various times from March 2005 through March 2006, we issued options to purchase shares of our common stock under our 2001 Stock Incentive Plan to our directors, employees and consultants, with exercise prices ranging from a minimum of $1.44 per share to a maximum of $2.45 per share, for the purpose of providing incentive compensation to those directors, employees and consultants. The aggregate exercise price of the issued options is $1.2 million. The options were issued in accordance with applicable federal securities laws and registered on Form S-8. We believed in good faith that we could rely on a prior qualification order issued pursuant to Section 25111 of the California Corporations Code or an exemption from the qualification requirements thereof; however, the options may not in fact have been issued in compliance with the provisions of Section 25110 of the California Corporations Code. In order to comply with the securities laws of California, where we have our headquarters, we have received approval of the terms of a repurchase offer. Under the terms approved by the California Department of Corporations, we would offer to repurchase any outstanding options issued during such period for a cash price equal to 20% of the aggregate exercise price of the option, plus interest at an annual rate of 7%.

The Company’s principal sources of liquidity is cash and cash equivalents. We believe that our current cash and receivable balances, as supplemented by our financing arrangements, will be adequate to fund operations for at least the next 12 months. Our credit terms with EMC are net 45 days from shipment. Our credit terms with our customers generally range from 30 to 60 days. Often there is a gap between when we pay EMC and when we ultimately collect the receivable from our customer. This gap is funded by our working capital. If we experience a significant deterioration in our receivable collections, or if we are not successful in growing revenues and improving operating margins, we may need to seek additional sources of liquidity to fund operations. Our future is dependent upon many factors, including but not limited to, improving revenues and margins, continuing our relationship with EMC, expanding our service offerings, completing and successfully integrating our recent acquisition of Collective, receiving market acceptance of new products and services, recruiting, hiring, training and retaining qualified personnel, forecasting revenues, controlling expenses and managing assets. If we are not successful in these areas, our future results of operations could be adversely affected. If we need additional funds such as for acquisition or expansion or to fund a downturn in sales or increase in expenses, there are no assurances that adequate financing will be available on acceptable terms, if at all. We may in the future seek additional financing from public or private debt or equity financing. There can be no assurance such financing will be available on terms favorable to us or at all, or that necessary approvals to obtain any such financing will be received. To the extent any such financing involves the issuance of equity securities, existing stockholders could suffer dilution.

The following represents our contractual obligations and commitments as of April 7, 2007:

	Payments Due by Fiscal Year
	Total	2008	2009	2010	2011
	(In millions)

Line of Credit	$5.2	$5.2	$—	$—	$—
Operating Leases(1)	5.6	2.5	1.3	1.1	0.7
Notes Payable	1.6	0.7	0.7	0.2	—

	$12.4	$8.4	$2.0	$1.3	$0.7

(1)	Represents lease obligations, net of anticipated sublease cash receipts.

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

INFLATION AND FOREIGN CURRENCY EXCHANGE

We recorded a $0.6 million foreign exchange gain during fiscal year 2007, which resulted primarily from the weakening U.S. dollar against the Euro and the British Pound Sterling. In fiscal year 2007, approximately 38% of total revenue was generated outside the United States, particularly in Germany, France and the United Kingdom. Sales denominated in currencies other than the U.S. dollar expose us to market risk from unfavorable movements in foreign exchange rates between the U.S. dollar and the foreign currency, particularly the British Pound Sterling and the Euro. Also, our European subsidiaries pay EMC in U.S. dollars. This exposes us to currency movements while these payables are outstanding. In fiscal year 2007, we did not enter into forward exchange contracts to sell foreign currency to fix the U.S. dollar amount we will receive on sales denominated in that currency.

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

Our European operations transact in foreign currencies, which exposes us to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound Sterling and the Euro. We have used and may in the future use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks. In order to conserve cash, we decided to end our hedging program as of the end of May 2003. As of April 7, 2007, we had no outstanding forward contracts. Should we decide to use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks, there can be no assurance that such actions will successfully reduce our exposure to financial market risks.

Our exposure to short-term interest rate fluctuations is limited to our short-term borrowings under our line of credit. As of April 7, 2007, the balance on our line of credit was $5.2 million. Therefore, a 1% increase in interest rates would increase annual interest expense by $0.05 million.

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

In connection with that evaluation and work performed by our independent auditors in connection with their audit, a material weakness in our internal control over financial reporting was identified. A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 2 as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness arose from a combination of identified significant control deficiencies relating to the following:

1.	Having inadequate segregation of duties within our accounting function and over-relying on our corporate controller with respect to analyzing and recording unusual or complex transactions, consolidating schedules and performing certain other functions;

2.	Our corporate controller having responsibility for monitoring and approving transactions as well as journal entry access to record transactions, and the lack of review and approval by our corporate controller of entries prepared and posted by our accounting manager; and

3.	Insufficient accounting and reporting resources to monitor financial accounting standards and to maintain controls to appropriately interpret, implement and review the application of existing and new financial accounting standards, reporting requirements, and the completeness and accuracy of accounting information.

Based on that evaluation and as a result of the identified material weakness, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that we are able to accumulate and communicate to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, information that we are required to disclose in the reports that we file with the SEC, and to record, process, summarize and report that information within the required time periods.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we have initiated or intend to initiate a number of remediation measures to address the control deficiencies and material weakness identified above. The remediation measures include or are expected to include the following:

•	Our Chief Financial Officer and/or experienced financial consultants retained by us will review and approve the work performed by our corporate controller, including work on unusual or complex transactions and the consolidation of financial information.

•	Our access controls for our general ledger software have been updated to permit only the accounting manager and one other staff person to post journal entries and/or make other adjustments to the general ledger. All of their work will be reviewed and approved by our corporate controller. Our Chief Financial Officer and/or experienced financial consultants retained by us will seek to ensure these procedures are performed and will document their review on a quarterly basis.

•	Experienced financial consultants have been retained to augment our accounting and financial resources and assist us in appropriately identifying, interpreting and resolving the application of existing or new financial accounting standards and reporting requirements as well as the completeness and accuracy of our accounting information.

We intend to adopt additional remediation measures related to the identified control deficiencies as necessary as well as to continue to evaluate our internal controls on an ongoing basis and to upgrade and enhance them as needed.

Our Audit Committee has taken an active role in reviewing and discussing the internal control deficiencies with our auditors and financial management. Our management and the Audit Committee will actively monitor the implementation and effectiveness of the remediation measures taken by the Company’s financial management.

As noted previously, in the fourth quarter of fiscal year 2005, we implemented plans to close our facility in Dublin, Ireland. Subsequent to fiscal year 2005, all finance and accounting functions that were previously performed in Dublin have been transitioned to our Wiesbaden, Germany facility. There were no significant changes in internal control procedures over financial reporting as a result of this consolidation. However, the personnel performing the controls are now primarily located in Germany.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Information regarding the members of our board of directors and our audit committee, including our audit committee financial expert, is set forth under the captions “Committees of the Board — Audit Committee”, “Nominees for Director”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in MTI’s definitive Proxy Statement for its 2007 Annual Meeting of the Stockholders to be filed with the SEC.

We have a code of ethics that applies to all of our employees. This code, which is available on our website at www.mti.com, satisfies the requirements set forth in Item 406 of Regulation S-K and applies to all relevant persons set forth therein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the captions “Executive Officer and Director Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” in in MTI’s definitive Proxy Statement for its 2007 Annual Meeting of the Stockholders to be filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder is incorporated by reference from the information contained in the section entitled “Equity Securities and Principal Holders Thereof” and “Equity Compensation Plan Information” in MTI’s definitive Proxy Statement for its 2007 Annual Meeting of the Stockholders to be filed with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated by reference from the information contained in the sections entitled “Certain Transactions and Related Transactions” and “Director Independence” in MTI’s definitive Proxy Statement for its 2007 Annual Meeting of the Stockholders to be filed with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required hereunder is incorporated by reference from the information contained in the section entitled “Ratification of the Appointment by the Audit Committee of Independent Auditors” in MTI’s definitive Proxy Statement for its 2007 Annual Meeting of the Stockholders to be filed with the SEC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following Consolidated Financial Statements of MTI and the Reports of Independent Registered Public Accounting Firms are attached hereto beginning on pages 43 and 41, respectively.

(a)(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm — Grant Thornton LLP

Consolidated Balance Sheets as of April 7, 2007 and April 1, 2006

Consolidated Statements of Operations for fiscal years 2007, 2006, and 2005

Consolidated Statements of Stockholders’ Equity (Deficit) for fiscal years 2007, 2006, and 2005

Consolidated Statements of Cash Flows for fiscal years 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2) The following financial statement schedule for fiscal years 2007, 2006, and 2005 is submitted herewith:

Schedule II — Valuation and Qualifying Accounts (See page 79)

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits

An exhibit index has been filed as part of this report and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of July 2007.

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

Signature	Title	Date

/s/ THOMAS P. RAIMONDI, JR. (Thomas P. Raimondi, Jr.)	Chairman, President and Chief Executive Officer (Principal Executive Officer)	July 23, 2007

/s/ SCOTT POTERACKI (Scott Poteracki)	Chief Financial Officer and Secretary (Principal Financial Officer)	July 23, 2007

/s/ EDWARD KIRNBAUER (Edward Kirnbauer)	Vice President and Corporate Controller (Principal Accounting Officer)	July 23, 2007

/s/ WILLIAM ATKINS (William Atkins)	Director	July 23, 2007

/s/ LAWRENCE P. BEGLEY (Lawrence P. Begley)	Director	July 23, 2007

/s/ FRANZ L. CRISTIANI (Franz L. Cristiani)	Director	July 23, 2007

/s/ RONALD E. HEINZ (Ronald E. Heinz)	Director	July 23, 2007

/s/ MICHAEL PEHL (Michael Pehl)	Director	July 23, 2007

/s/ KENT D. SMITH (Kent D. Smith)	Director	July 23, 2007

EXHIBIT INDEX

Exhibit			Incorporated by Reference
Number		Exhibit Description	Form	Exhibit(s)	Filing Date

2.1		Asset Purchase Agreement, dated June 6, 2006, between MTI Technology Corporation and Collective Technologies, LLC	10-K	2.1	June 30, 2006
2.2		Amendment No. 1 to Asset Purchase Agreement, dated June 28, 2006, by and among MTI Technology Corporation, Collective Technologies LLC and Pencom Incorporated	8-K	2.1	July 11, 2006
2.3		Amendment No. 2 to Asset Purchase Agreement, dated July 5, 2006, by and among MTI Technology Corporation, Collective Technologies LLC and Pencom Incorporated	8-K	2.2	July 11, 2006
3.1		Restated Certificate of Incorporation of the Company	S-1	3.1	February 11, 1994
3.2		Certificate of Amendment of Restated Certificate of Incorporation of the Company	14-C	A	April 3, 2000
3.3		Second Amended and Restated Bylaws of the Company	10-Q	10.101	November 16, 2004
3.4		Certificate of Designation of Series B Convertible Preferred Stock	8-K	3.1	November 3, 2005
3.5		Certificate of Designation of Series A Convertible Preferred Stock	8-K	3(i).1	June 22, 2004
3.6		Certificate of Amendment of Certificate of Designation of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 1, 2005	8-K	3.2	November 3, 2005
4.1		Specimen of Amended Stock Certificate	10-K	4.2	July 11, 2003
4.2		Form of Common Stock Purchase Warrant	8-K	4.1	November 3, 2005
4.3		Amended and Restated Investor Rights Agreement, dated November 2, 2005, by and among the Company and the Investors set forth therein	8-K	10.1	November 3, 2005
4.4		Amended and Restated Registration Rights Agreement, dated January 11, 2002, between the Company and Silicon Valley Bank	10-Q	4.8	February 19, 2002
4.5		Form of Common Stock Purchase Warrant	8-K	4.1	July 11, 2006
4.6		Registration Rights Agreement, dated July 5, 2006, by and between MTI Technology Corporation and Collective Technologies LLC	8-K	4.2	July 11, 2006
10.1		Letter Agreement, dated October 11, 2005, by and among the Company, EMC Corporation and certain affiliates of Advent International Corporation	8-K	10.1	October 12, 2005
10	.2*	Severance and Release Agreement dated November 21, 2005 by and between the Company and Jon Caputo	8-K	10.1	November 22, 2005
10	.3*	Form of Nonqualified Stock Option Agreement under the Stock Incentive Plan	S-1	10.14	March 21, 1994
10	.4*	Form of Indemnification Agreement for Officers of the Company	10-K	10.2	July 11, 2003
10	.5*	Form of Indemnification Agreement for Directors of the Company	10-K	10.3	July 11, 2003
10	.6*	Form of Change of Control Agreement	8-K	10.1	February 13, 2006
10	.7*	1987 Incentive Stock Option and Nonqualified Stock Option Plan of the Company	S-1	10.21	February 11, 1994
10	.8*	Form of Incentive Stock Option Agreement under the Stock Incentive Plan	S-1	10.30	March 21, 1994

Exhibit			Incorporated by Reference
Number		Exhibit Description	Form	Exhibit(s)	Filing Date

10	.9*	Form of Nonqualified Common Stock Option Agreement under the 1987 Stock Option Plan	S-1	10.23	February 11, 1994
10	.10*	Directors’ Non-Qualified Stock Option Plan	S-1	10.32	March 21, 1994
10.11		Loan and Security Agreement, dated November 13, 2002, by and between Comerica Bank California and the Company	10-Q	10.70	November 19, 2002
10	.12*	1996 Stock Incentive Plan, as amended	10-Q	10.29	November 16, 1999
10	.13*	Severance Agreement, dated as of July 15, 1998, between the Company and Tom Raimondi	10-K	10.30	August 2, 1999
10	.14*	Severance Agreement, dated as of February 7, 2001, between the Company and Keith Clark	10-K	10.24	June 12, 2001
10	.15*	MTI Technology Corporation 2001 Stock Incentive Plan	8-K	99.1	November 3, 2006
10	.16*	MTI Technology Corporation 2001 Non-Employee Director Option Program	10-K	10.31	June 12, 2001
10	.17*	MTI Technology Corporation 2001 Employee Stock Purchase Plan	10-K	10.32	June 12, 2001
10.18		Reseller Agreement effective as of March 31, 2003, between EMC Corporation and the Company. (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Company’s application requesting confidential treatment under Rule 406 of the Securities Act.).	10-K	10.61	July 11, 2003
10.19		Amendment 1 to Reseller Agreement, dated February 1, 2004, between EMC Corporation and the Company.	10-K	10.87	July 1, 2004
10.20		Third Amendment to Loan and Security Agreement, dated as of June 15, 2005, by and between Comerica Bank and the Company	10-K	10.95	July 18, 2005
10	.21*	Summary of Executive Compensation and Bonus Arrangements	10-K	10.21	June 30, 2006
10	.22*	Summary of Director Compensation Arrangements	10-K	10.22	June 30, 2006
10	.23*	Contract of Employment between the Company and Keith Clark	10-K	10.1	August 1, 2005
10.24		Lease Agreement, dated August 2, 2005, by and between CalWest Industrial Holdings, LLC and the Company	8-K	10.1	August 8, 2005
10.25		Securities Purchase Agreement, dated August 19, 2005, by and among the Company, EMC Corporation, and certain affiliates of Advent International Corporation	8-K	10.1	August 22, 2005
10	.26*	Form of Restricted Stock Award Agreement under the 2001 Stock Incentive Plan	10-K	10.24	June 30, 2006
10	.27*	Form of Stock Option Award Agreement (Officers) under the 2001 Stock Incentive Plan	10-K	10.25	June 30, 2006
10	.28*	Form of Stock Option Award Agreement (Employees) under the 2001 Stock Incentive Plan	10-K	10.26	June 30, 2006
10.29		EMC Security Agreement, dated December 30, 2004	10-K	10.28	June 30, 2006
10.30		Termination of EMC Letter Agreement and Security Agreement, dated June 7, 2006
10.31		Amendment to Second Waiver and Consent, dated June 20, 2006, between the Company and The Canopy Group	8-K	10.2	June 26, 2006
10.32		Second Waiver and Consent, dated December 28, 2004, between the Company and The Canopy Group	10-K	10.30	June 30, 2006

Exhibit			Incorporated by Reference
Number		Exhibit Description	Form	Exhibit(s)	Filing Date

10.33		Fourth Amendment to Loan and Security Agreement, dated June 20, 2006, between Comerica Bank and the Company	8-K	10.1	June 26, 2006
10.34		Warrant, dated June 20, 2006, issued by the Company to The Canopy Group	8-K	10.3	June 26, 2006
10	.35*	MTI Technology Corporation 2006 Stock Incentive Plan (CT)	8-K	99.2	November 3, 2006
10	.36*	Form of Restricted Stock Award Agreement under the 2006 Stock Incentive Plan (CT)	10-K	10.34	June 30, 2006
10	.37*	Form of Stock Option Award Agreement (Officers) under the 2006 Stock Incentive Plan (CT)	10-K	10.35	June 30, 2006
10	.38*	Form of Stock Option Award Agreement (Employees) under the 2006 Stock Incentive Plan (CT)	10-K	10.36	June 30, 2006
10.39		Form of Promissory Note	8-K	10.1	July 11, 2006
10	.40*	Employment Agreement, dated July 5, 2006, by and between MTI Technology Corporation and Edward C. Ateyeh, Jr.	8-K	10.2	July 11, 2006
10	.41*	Employment Agreement, dated July 5, 2006, by and between MTI Technology Corporation and William Kerley	10-Q	10.3	November 14, 2006
10.42		Amendment No. 2 to Second Waiver and Consent, entered into as of November 21, 2006, by and between The Canopy Group, Inc. and MTI Technology Corporation	8-K	10.1	November 28, 2006
10.43		Warrant to Purchase Common Stock of MTI Technology Corporation, dated November 21, 2006, issued to The Canopy Group, Inc.	8-K	10.2	November 28, 2006
10	.44*	Severance and Release Agreement, dated December 1, 2006, by and between MTI Technology Corporation and Richard L. Ruskin	8-K	10.1	December 4, 2006
10.45		Fifth Amendment to Loan and Security Agreement, entered into as of December 21, 2006, by and between Comerica Bank, successor by merger to Comerica Bank-California, and MTI Technology Corporation	8-K	10.1	December 28, 2006
10.46		Account Purchase Agreement, dated November 27, 2006, by and between MTI Technology Corporation and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division	10-Q	10.7	February 16, 2007
10.47		Sixth Amendment to Loan and Security Agreement, entered into as of May 31, 2007, by and between Comerica Bank, successor by merger to Comerica Bank — California, and MTI Technology Corporation	8-K	10.1	June 6, 2007
10.48		Amendment No. 3 to Second Waiver and Consent, dated as of June 22, 2007, by and between The Canopy Group, Inc. and MTI Technology Corporation.	8-K	10.1	June 28, 2007
10.49		Warrant to Purchase Common Stock of MTI Technology Corporation, dated June 22, 2007, issued to The Canopy Group, Inc.	8-K	10.2	June 28, 2007
21.1		List of Subsidiaries	10-K	21.1	June 30, 2006
23.1		Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP
24.1		Powers of Attorney
31.1		Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit(s)	Filing Date

31.2	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
MTI Technology Corporation

We have audited the accompanying consolidated balance sheets of MTI Technology Corporation and subsidiaries as of April 7, 2007 and April 1, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three fiscal years ended April 7, 2007, April 1, 2006 and April 2, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MTI Technology Corporation and subsidiaries as of April 7, 2007 and April 1, 2006, and the results of their operations and their cash flows for each of the three fiscal years ended April 7, 2007, April 1, 2006 and April 2, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed Notes 1 and 11 to the consolidated financial statements, effective April 2, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” Also as discussed in Note 1 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of April 2, 2006, in connection with the adoption of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II — Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/  Grant Thornton LLP

Irvine, California
July 3, 2007

MTI TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 7,	April 1,
	2007	2006
	(In thousands except
	per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$11,447	$21,660
Accounts receivable, less allowance for doubtful accounts and sales returns of $615 and $514 in 2007 and 2006, respectively	30,327	37,803
Inventories, net	2,718	10,466
Prepaid expenses and other receivables	8,798	8,072

Total current assets	53,290	78,001
Property, plant and equipment, net	710	555
Intangible assets, net	2,758	—
Goodwill, net	13,365	5,184
Other assets	430	882

Total assets	$70,553	$84,622

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit	$5,167	$5,167
Current portion of notes payable	658	—
Accounts payable	22,375	36,952
Accrued liabilities	9,546	7,423
Accrued restructuring charges	593	847
Deferred revenue, current	14,678	11,820

Total current liabilities	53,017	62,209
Notes payable, noncurrent	869	—
Accrued preferred stock dividend	5,922	2,892
Deferred revenue, noncurrent	3,069	4,305

Total liabilities	62,877	69,406
Commitments and contingencies	—	—
Series A redeemable convertible preferred stock, 567 shares issued and outstanding at April 7, 2007 and April 1, 2006 net of discount of $4,946 and $6,584 at April 7, 2007 and April 1, 2006, respectively	10,054	8,416
Series B redeemable convertible preferred stock, 1,582 shares issued and outstanding at April 7, 2007 and April 1, 2006 net of discount of $7,978 and $9,570 at April 7, 2007 and April 1, 2006, respectively	12,022	10,430
Stockholders’ deficit:
Preferred stock, $.001 par value; 5,000 shares authorized; 2,149 shares issued and outstanding at April 7, 2007 and April 1, 2006, respectively, included in redeemable convertible preferred stock	—	—
Common stock, $.001 par value; 80,000 shares authorized; 38,915 and 36,024 shares issued and outstanding at April 7, 2007 and April 1, 2006, respectively	39	36
Additional paid-in capital	162,004	155,039
Accumulated deficit	(173,425)	(155,779)
Accumulated other comprehensive loss	(3,018)	(2,926)

Total stockholders’ deficit	(14,400)	(3,630)

Total liabilities and stockholders’ deficit	$70,553	$84,622

See accompanying notes to consolidated financial statements

MTI TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years Ended April 7, 2007, April 1, 2006 and April 2, 2005

	2007	2006	2005
	(In thousands, except per share data)

Net product revenue	$113,570	$116,529	$93,947
Service revenue	52,388	38,898	38,927

Total revenue	165,958	155,427	132,874
Product cost of revenue	92,155	94,671	74,142
Service cost of revenue	40,822	29,801	33,213

Total cost of revenue	132,977	124,472	107,355

Gross profit	32,981	30,955	25,519
Operating expenses:
Selling, general and administrative	42,704	37,091	39,078
Amortization of intangibles	743	—	—
Restructuring charges	672	1,091	2,024

Total operating expenses	44,119	38,182	41,102

Operating loss	(11,138)	(7,227)	(15,583)
Interest and other expense, net	(624)	(104)	(500)
Gain (loss) on foreign currency transactions	631	(720)	318

Loss before income tax expense	(11,131)	(8,051)	(15,765)
Income tax expense	32	51	22

Net loss	(11,163)	(8,102)	(15,787)
Amortization of preferred stock discount	(3,230)	(1,970)	(880)
Dividend on preferred stock	(3,030)	(1,939)	(953)

Net loss applicable to common shareholders	$(17,423)	$(12,011)	$(17,620)

Net loss per share:
Basic and diluted	$(0.46)	$(0.34)	$(0.51)

Weighted average shares used in per share computations:
Basic and diluted	37,943	35,541	34,746

See accompanying notes to consolidated financial statements.

MTI TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Fiscal Years Ended April 7, 2007 April 1, 2006 and April 2, 2005

					Accumulated	Total	Total
			Additional		Other	Stockholders’	Comprehensive
	Common Stock		Paid-In	Accumulated	Comprehensive	Equity	Income
	Shares	Amount	Capital	Deficit	Loss	(Deficit)	(Loss)

Balance at April 3, 2004	34,473	$34	$136,316	$(126,148)	$(3,060)	$7,142
Net loss	—	—	—	(15,787)	—	(15,787)	$(15,787)
Foreign currency translation adjustments	—	—	—	—	(316)	(316)	(316)

Comprehensive loss for the year ended April 2, 2005							(16,103)

Shares issued under Employee Stock Purchase Plan	104	—	161	—	—	161
Exercise of stock options	582	1	698	—	—	699
Issuance of restricted stock	—	—		—	—	—
Deferred compensation	—	—	166	—	—	166
Discount related to Series A preferred stock	—	—	8,835	—	—	8,835
Issuance fees related to preferred stock	—	—	(1,436)	—	—	(1,436)
Dividend on preferred stock	—	—	—	(953)	—	(953)
Amortization of preferred stock discount	—	—	—	(880)	—	(880)

Balance at April 2, 2005	35,159	35	144,740	(143,768)	(3,376)	(2,369)
Net loss	—	—	—	(8,102)	—	(8,102)	(8,102)
Foreign currency translation adjustments	—	—	—	—	450	450	450

Comprehensive loss for the year ended April 1, 2006							(7,652)

Shares issued under Employee Stock Purchase Plan	140	—	193	—	—	193
Exercise of stock options	610	1	560	—	—	561
Deferred compensation	115	—	237	—	—	237
Discount related to Series B preferred stock	—	—	10,169	—	—	10,169
Issuance fees related to preferred stock	—	—	(860)	—	—	(860)
Dividend on preferred stock	—	—	—	(1,939)	—	(1,939)
Amortization of preferred stock discount	—	—	—	(1,970)	—	(1,970)

Balance at April 1, 2006	36,024	36	155,039	(155,779)	(2,926)	(3,630)
Net loss	—	—	—	(11,163)	—	(11,163)	(11,163)
Foreign currency translation adjustments	—	—	—	—	(92)	(92)	(92)

Comprehensive loss for the year ended April 7, 2007							$(11,255)

Shares issued under Employee Stock Purchase Plan	121	—	103	—	—	103
Exercise of stock options	194	1	95	—	—	96
Issuance of restricted stock	303	—	2	—	—	2
Stock-based compensation	—	—	2,565	—	—	2,565
Issuance of shares for acquisition	2,273	2	3,070	—	—	3,072
Issuance of warrants for acquisition	—	—	974	—	—	974
Issuance of warrants for line of credit guarantee (Canopy)	—	—	158	—	—	158
Issuance fees related to preferred stock	—	—	(2)	—	—	(2)
Cumulative effect of adjustments resulting from the adoption of SAB 108	—	—	—	(223)	—	(223)
Dividend on preferred stock	—	—	—	(3,030)	—	(3,030)
Amortization of preferred stock discount	—	—	—	(3,230)	—	(3,230)

Balance at April 7, 2007	38,915	$39	$162,004	$(173,425)	$(3,018)	$(14,400)

See accompanying notes to consolidated financial statements.

MTI TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended April 7, 2007, April 1, 2006 and April 2, 2005

	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(11,163)	$(8,102)	$(15,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,120	487	1,282
Provision for losses on accounts receivable, net	376	197	14
Provision for inventory obsolescence	512	589	2,681
Loss on disposal of fixed assets	24	—	96
Restructuring charges	673	1,091	2,024
Proceeds from sales of accounts receivable	11,059	—	—
Stock-based compensation expense	2,565	237	166
Changes in assets and liabilities:
Accounts receivable	377	(3,886)	(11,323)
Inventories	7,223	(7,301)	(233)
Prepaid expenses, other receivables and other assets	(277)	(1,654)	1,213
Accounts payable	(17,896)	12,648	10,706
Deferred revenue	1,412	(1,592)	1,387
Accrued and other liabilities	214	(3,887)	3,422

Net cash used in operating activities	(3,781)	(11,173)	(4,352)
Cash flows from investing activities:
Cash paid for acquisition	(6,635)	—	—
Capital expenditures for property, plant and equipment	(441)	(360)	(661)

Net cash used in investing activities	(7,076)	(360)	(661)
Cash flows from financing activities:
Net borrowings (payments) on line of credit	—	1,500	(266)
Payment on notes payable	(473)	—	—
Proceeds from exercise of stock options and warrants	358	753	860
Payment of stock issuance costs	(2)	—	—
Proceeds from issuance of preferred stock, net of costs	—	19,140	13,564
Payment of capital lease obligations	—	(78)	(193)

Net cash provided by (used in) financing activities	(117)	21,315	13,965
Effect of exchange rate changes on cash	761	(313)	222

Net increase (decrease) in cash and cash equivalents	(10,213)	9,469	9,174
Cash and cash equivalents at beginning of year	21,660	12,191	3,017

Cash and cash equivalents at end of year	$11,447	$21,660	$12,191

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$682	$285	$432
Income taxes	133	64	7
Non-cash investing and financing activities:
Accrued dividends on preferred stock	$3,030	$1,939	$953
Fair value of assets acquired	16,715	—	—
Fair value of liabilities assumed	4,034	—	—

See accompanying notes to consolidated financial statements.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company

MTI Technology Corporation (MTI or the “Company”) is a multinational information storage infrastructure solutions provider that offers a wide range of storage systems, software, services and solutions that are designed to help organizations get more value from their information and maximize their information technology (IT) assets. In March 2003, MTI became a reseller and service provider of EMC Automated Networked Storagetm systems and software pursuant to a reseller agreement with EMC Corporation, a world leader in information storage systems software, networks and services. Although it focuses primarily on EMC products, the Company also supports and services customers that continue to use MTI-branded RAID controller technology and partnered independent storage technology. The terms of the EMC reseller agreement do not allow the Company to sell data storage hardware that competes with EMC products. As an EMC reseller, MTI combines its core services capabilities, including storage networking assessment, installation, resource management and enhanced data protection, with the complete line of EMC Automated Networked Storage systems and software, focusing on the CLARiiON® family of systems. MTI designs and implements solutions that incorporate a broad array of third party products to meet customer requirements in the areas of storage area networks, network attached storage, high-availability systems for enhanced business continuance, data protection systems incorporating enhanced backup and recovery, Information Lifecycle Management, archiving and tape automation. The Company also enhances the value of its storage solutions through its 24 hour, seven days per week support and service infrastructure, which includes an international network of on-site field engineers, a storage solution laboratory, and global technical support centers The sale of EMC products accounted for 88% and 60% of net product revenue and total revenue in fiscal year 2007, respectively and 81% and 61% of net product revenue and total revenue in fiscal year 2006, respectively.

On July 2, 2006, MTI completed the acquisition of Collective Technologies, LLC (“Collective”), a provider of enterprise-class IT infrastructure services and solutions. As a result of this acquisition, MTI is able to offer customers an expanded solutions and services portfolio, which includes:

•	Business Continuity (Disaster Recovery and Back-up and Recovery)

•	Virtualization Technology

•	Infrastructure Consolidation and Migration

•	Mail and Messaging

•	High Density Computing

•	Data Storage Solutions and Assessments

•	Systems Management

•	Data Management, Migration and Consulting

Basis of Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of MTI Technology Corporation and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications, such as the accounting for freight costs consistent with Emerging Issues Task Force No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” (EITF 00-10) have been made to the fiscal year 2006 and 2005 financial statements to conform to the fiscal year 2007 presentation. In fiscal years 2006 and 2005, freight costs were included, net of freight expense, in product cost of revenue.

References to dollar amounts in this financial statement section are in thousands, except per share data, unless otherwise specified.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year

The Company’s fiscal year-end is the first Saturday following March 31. The fiscal year ended April 7, 2007 consisted of 53 weeks. All other fiscal years presented herein consisted of 52 weeks.

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and as such, include amounts based upon informed estimates and judgments of management. Actual results could differ from these estimates. Significant estimates include fair value of contract elements for revenue recognition, valuation of goodwill and purchased intangibles, inventory reserves, allowance for doubtful accounts and sales returns, warranty reserve and deferred tax asset valuation account.

Revenue Recognition

The Company derives revenue from sales of products and services. The following summarizes the major terms of the contractual relationships with customers and the manner in which the Company accounts for sales transactions.

Hardware revenue

Hardware revenue consists of the sale of disk and tape based hardware. The Company recognizes revenue pursuant to EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21) and Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104). In accordance with these revenue recognition guidelines, revenue is recognized for a unit of accounting when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	fee is fixed or determinable; and

•	collectability is reasonably assured.

Generally, product sales are not contingent upon customer testing, approval and/or acceptance. However, if sales require customer acceptance, revenue is recognized upon customer acceptance. Product sales with post-delivery obligations generally relate to professional services, including installation services or other projects. Professional services revenue is not recognized until the services have been performed, while product revenue is recognized at time of shipment, when shipping terms are Free Carrier (FCA) shipping point, as the services do not affect the functionality of the delivered items. In sales transactions directly to an end user, generally there are no acceptance clauses. However, the Company also sells to leasing companies who in turn lease the product to their lessee, the end user. For this type of sale, there are lessee acceptance criteria in the purchase order or contract. For these transactions, revenue is deferred until written acceptance is received from the lessee. Credit terms to customers typically range from net 30 to net 60 days after shipment.

Product returns are estimated in accordance with Statement of Financial Accounting Standards No. (SFAS) 48, “Revenue Recognition When Right of Return Exists.” Customers have a limited right of return which allows them to return non-conforming products. Accordingly, reserves for estimated future returns are provided in the period of sale based on contractual terms and historical data and are recorded as a reduction of revenue. The Company also ensures that the other criteria in SFAS 48 have been met prior to recognition of revenue: the price is fixed or determinable; the customer is obligated to pay and there are no contingencies surrounding the obligation or the payment; the customer’s obligation would not change in the event of theft or damage to the product; the customer has economic substance; the amount of returns can be reasonably estimated; and the Company does not have significant obligations for future performance in order to bring about resale of the product by the customer.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company also sells application software that is sold as add-on software to existing hardware configurations. This software is generally loaded onto a customers’ host CPU and provides additional functionality to the storage environment, such as assisting in data back-up, data migration and mirroring data to remote locations. Based on the factors described in footnote two of AICPA Statement of Position 97-2 “Software Revenue Recognition,” (SOP 97-2) the Company considers this type of software to be more-than-incidental to the hardware components in an arrangement. This assessment is based on the fact that the software can be sold on a stand-alone basis and that maintenance contracts are generally sold with the software. Software products that are considered more-than-incidental are treated as a separate unit of accounting apart from the hardware and the related software product revenue is recognized upon delivery to the customer. The Company accounts for software that is more-than-incidental in accordance with SOP 97-2, as amended by SOP 98-9, whereby the total arrangement revenue is first allocated to the software maintenance contract based on vendor specific objective evidence (VSOE) of fair value and is recognized ratably over the term of the contract. VSOE is established based on stand-alone renewal rates. The remaining revenue from the sale of software products is recognized at the time the software is delivered to the customer, provided all the revenue recognition criteria noted above have been met, except collectability must be deemed probable under SOP 97-2 versus reasonably assured under SAB 104.

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other

Certain sales transactions are initiated by EMC and jointly negotiated and closed by EMC and MTI’s sales force. The Company recognizes revenue related to these transactions on a gross basis, in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” because it bears the risk of returns and collectability of the full accounts receivable. Product revenue for the delivered items is recorded at residual value upon pickup by a common carrier for Free Carrier (FCA) origin shipments. For FCA destination shipments, product revenue is recorded upon delivery to the customer. If the Company subcontracts the undelivered items such as maintenance and professional services to EMC or other third parties, it records the costs of those items as deferred costs and amortizes the costs using the straight-line method over the life of the contract. The Company defers the revenue for the undelivered items at fair value based upon list prices with EMC according to EITF 00-21. At times, MTI’s customers prefer to enter into service agreements directly with EMC. In such instances, the Company may assign the obligation to perform services to EMC, or other third parties, and therefore does not record revenue nor defer any costs related to the services.

The Company may allow customers that purchase new equipment to trade in used equipment to reduce the purchase price under the sales contract. These trade-in credits are considered discounts and are allocated to the delivered elements in accordance with EITF 00-21. Thus, product revenue from trade-in transactions is recognized net of trade-in value.

Shipping

Products are generally drop-shipped directly from suppliers to MTI’s customers. Upon the supplier’s delivery to a carrier, title and risk of loss pass to MTI. Revenue is recognized at the time of shipment when shipping terms are Free Carrier (FCA) shipping point as legal title and risk of loss to the product pass to the customer. For FCA destination point shipments, revenue is recorded upon delivery to the customer. When freight is charged to the customer, it is recorded to net product revenue with the related costs charged to product cost of revenue in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at April 7, 2007 and April 1, 2006.

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

Accounting for Stock-Based Compensation

Effective April 2, 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the fair value of stock-based employee compensation, including stock options and stock awards, be recognized as expense as the related services are performed. See Note 11 for more information about this adoption and its impact on the Company’s financial statements.

Sales of Accounts Receivable

During the third quarter of fiscal year 2007, the Company entered into an accounts receivable factoring agreement with a financial institution whereby the Company may sell eligible accounts receivable. The Company accounts for the program under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” as amended by SFAS 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140.” (see Note 8).

Liquidity

The Company requires substantial working capital to fund its operations. The Company has historically used cash generated from its operations, equity capital and bank financings to fund capital expenditures, as well as to invest in and operate its existing operations. Additionally, there is often a time gap between when the Company is required to pay for a product received from EMC (which is due net 45 days from shipment) and the time when the

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company receives payment for the product from its customer (which often occurs after payment is due to EMC). A significant portion of the Company’s working capital resources must be used to cover amounts owed to EMC during the gap periods. If the Company is not able to maintain sufficient working capital resources to fund payments due to EMC during these gap periods, the Company could default on or be late in its payments to EMC, which could harm its relationship with EMC, cause EMC to stop or delay shipments to the Company’s customers or otherwise reduce the level of business it does with the Company, harm the Company’s ability to serve its customers and otherwise adversely affect the Company’s financial performance and operations.

The Company believes that its current cash and receivable balances, as supplemented by our financing arrangements, will be sufficient to meet the Company’s operating and capital expenditure requirements for at least the next 12 months. Projections for the Company’s capital requirements are subject to numerous uncertainties, including the cost savings expected to be realized from the restructuring, the actual costs of the integration of Collective, the amount of service and product revenue generated in fiscal year 2008 and general economic conditions. If the Company does not realize substantial cost savings from restructuring, improve revenues and margins, successfully integrate Collective and achieve profitability, the Company expects to require additional funds in order to carry on its operations, and may seek to raise such funds through bank borrowings or public or private offerings of equity or debt securities or from other sources, which would likely require the approval of the Series A and Series B investors. No assurance can be given that the Series A and Series B investors will consent to such new financing, that additional financing will be available or that, if available, will be on terms favorable to the Company. If additional financing is required but not available, the Company would have to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that such measures would be successful.

Income Taxes

Under the asset and liability method of SFAS 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse, net of a valuation allowance for deferred tax assets which is provided when it is more likely than not that deferred tax assets will not be realizable. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date.

Intangible Assets and Goodwill

The Company tests goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. This impairment test is performed in the fourth quarter of the Company’s fiscal year in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” Factors the Company considers important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for the overall business, and significant negative industry or economic trends. In the fourth quarter of fiscal year 2007, the Company contracted with an outside valuation firm to perform an impairment assessment of the Company’s goodwill. Based upon factors such as the market valuation approach, comparison between the reporting units’ estimated fair value using discounted cash flow projections over the next three years, and carrying value, management concluded that there was no impairment of goodwill as of April 7, 2007.

Foreign Currency

The Company follows the principles of SFAS 52, “Foreign Currency Translation,” using the local currencies as the functional currencies of its foreign subsidiaries. Accordingly, all assets and liabilities outside the U.S. are translated into dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted-average exchange rates prevailing during the period. Net foreign currency translation adjustments accumulate as accumulated other comprehensive loss in stockholders’ deficit. A net foreign currency

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction exchange gain (loss) of $631, $(720), and $318 was recognized in the statement of operations in fiscal years 2007, 2006 and 2005, respectively.

Concentration of Credit Risk and Dependence Upon Suppliers

Credit is extended to all customers based on the financial condition and, generally, collateral is not required. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers comprising the Company’s customer base and dispersion across many different industries and geographies. As of April 7, 2007 and April 1, 2006, no single customer represented 10% or more of accounts receivable. No single customer represented 10% or more of total revenue for fiscal years 2007, 2006 and 2005.

Effective March 31, 2003, the Company became a reseller of EMC disk-based storage products. The Company is not permitted to sell data storage. Therefore, the Company depends on EMC to manufacture and supply the Company with their storage products. If the supply of EMC disk-based storage products becomes disrupted for any reason, the Company’s operations and financial condition could be adversely impacted.

Advertising costs

Advertising costs are expensed as incurred and amounted to $110, $172 and $12 in fiscal years 2007, 2006 and 2005, respectively.

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

Fair Value of Financial Instruments

SFAS 107, “Disclosure about Fair Value of Financial Instruments,” requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of April 7, 2007, the fair value of all financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and line of credit approximate carrying value due to their short-term nature and variable market interest rates.

Staff Accounting Bulletin No. 108

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company adopted SAB 108 in the fourth quarter of fiscal year 2007.

The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB 108 also requires the adjustment of any prior quarterly

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended.

In the fourth quarter of fiscal year 2007, the Company determined that sales commissions at April 1, 2006 were under-accrued by $223. The net effect of the adjustment, as a percentage of reported net loss, at April 1, 2006 was 2.8%. In accordance with SAB 108, the Company has adjusted beginning accumulated deficit for fiscal year April 7, 2007 by $223. The Company believes that the net effect of this correcting adjustment in the fourth quarter of fiscal year 2007 is not material, either quantitatively or qualitatively, in fiscal year 2007 or 2006.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), to clarify the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement criteria for the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. Management is evaluating the effect that the adoption of FIN 48 will have on the consolidated results of operations and financial condition.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108) on quantifying misstatements in financial statements. In SAB 108, the SEC provides guidance on considering the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements for assets and liabilities. SFAS 157 applies when other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not require new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management is evaluating the effect that the adoption of SFAS 157 will have on the consolidated results of operations and financial condition, however, the impact is not expected to be material.

(2)	BUSINESS ACQUISITIONS

Effective July 2, 2006, the Company completed the acquisition of certain assets and liabilities of Collective. The acquisition was recorded in accordance with the purchase method of accounting as prescribed by SFAS 141, “Business Combinations.” The results of Collective’s operations have been included in the consolidated financial statements since that date. Collective is a provider of enterprise-class IT infrastructure services and solutions. As a result of this acquisition, MTI is able to offer customers an expanded solutions and services portfolio.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate purchase price was $12,681 and was comprised of the following:

•	$6,000 in cash;

•	a note in the amount of $2,000 bearing interest at 5% and due in twelve quarterly payments beginning September 30, 2006;

•	2,272,727 shares of the Company’s common stock — valued at $1.3520 per common share;

•	a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.32 per share — the fair value of the warrant was calculated to be $974;

•	direct acquisition costs of $634;

•	assumption of certain liabilities.

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

The following table summarizes the allocation of the purchase price at the date of acquisition:

Current assets	$4,927
Property, plant and equipment	107
Intangible assets	3,500
Goodwill	8,181

Total assets acquired	16,715
Current liabilities	(4,034)

Total purchase price	$12,681

At April 7, 2007, the gross carrying amount and accumulated amortization of the acquired intangible assets are as follows:

	Gross Carrying	Accumulated
	Amount	Amortization
Customer relationships	$2,900	$217
Backlog	300	300
Trademarks/tradenames	250	187
Non-compete agreement	50	38

	$3,500	$742

Amortization expense for each of the five succeeding fiscal years relating to the Company’s intangible assets with definite lives currently recorded in the consolidated balance sheets is as follows at April 7, 2007:

2008	$365
2009	$290
2010	$290
2011	$290
2012	$290

Included in the $8,181 of goodwill is $2,000 attributable to the acquired workforce which is not recognized apart from goodwill. In determining the purchase price allocation, the Company considered, among other factors,

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its intention to use the acquired assets and historical and estimated future demand of Collective’s services. The fair value of intangible assets was based upon the income approach. The values allocated to customer relationships, backlog, trademarks/tradenames and the non-compete agreement will be amortized over a period of ten years, three months, nine months and one year, respectively. The weighted average amortization period of intangible assets is 8.2 years. The goodwill and intangible assets were assigned to the U.S. geographic business segment.

If the acquisition of Collective would have occurred as of April 2, 2004, which was the beginning of our fiscal years 2005, total unaudited pro-forma revenue would have been $174,156 and $157,984 for fiscal years 2006 and 2005, respectively. Pro-forma net loss and loss per share would not have been materially impacted from the acquisition of Collective for all periods presented.

The shares issued as consideration in the transaction are subject to a 12 month lock-up agreement and have piggyback registration rights. The purchase price is subject to certain adjustments specified in the Asset Purchase Agreement. A final payment related to the working capital adjustment has not been agreed to by MTI and the sellers.

(3)	RESTRUCTURING

The Company implemented various restructuring programs to reduce its cost structure and simplify its European operating structure. The Company recorded net restructuring charges of $673, $1,091 and $2,024 in fiscal years 2007, 2006 and 2005, respectively. The activity for each restructuring plan is described below:

2007 Restructuring Program

In the second quarter of fiscal year 2007, the Company initiated a restructuring plan intended to eliminate redundant positions as a result of the acquisition of Collective as well as to reorganize its sales structure in response to the Company’s service-focused selling strategy. The charges incurred in fiscal year 2007 were primarily related to a reduction in headcount.

The activity for the 2007 restructuring plan for the year ended April 7, 2007 is presented below:

	Beginning	2007	2007	Ending
Category	Balance	Charges	Utilization	Balance

Facilities actions	$—	$10	$(10)	$—
Workforce reduction	—	491	(483)	8

Total	$—	$501	$(493)	$8

2005 Restructuring Program

In the fourth quarter of fiscal year 2005, the Company implemented plans to restructure its European operations. This plan was initiated primarily in order to reduce operating costs and reduce duplication of processes throughout the European operations. The 2005 restructuring plan involved the closure of the Dublin, Ireland facility and the consolidation of European finance functions within the Wiesbaden, Germany facility. The remaining reserve relates primarily to the Company’s abandoned facility in Dublin, Ireland. The lease on the Ireland facility expires in 2023. The facility is currently sub-let through September 2008. The remaining accrual of $545 contains a break clause fee payable by the Company in the event the sublessee does not renew the lease in September 2008.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity for the 2005 restructuring plan for the years ended April 7, 2007, April 1, 2006, and April 2, 2005 is presented below:

Fiscal 2007

		Additional
	Beginning	Charges	Utilization	Ending
Category	Balance	During 2007	During 2007	Balance

Facilities actions	$603	$—	$(58)	$545
Workforce reduction	29	—	(29)	—

Total	$632	$—	$(87)	$545

Fiscal 2006

		Additional
	Beginning	Charges	Utilization	Ending
Category	Balance	During 2006	During 2006	Balance

Facilities actions	$930	$—	$(327)	$603
Workforce reduction	941	941	(1,853)	29

Total	$1,871	$941	$(2,180)	$632

Fiscal 2005

		Additional
	Initial	Charges	Utilization	Ending
Category	Provision	During 2005	During 2005	Balance

Facilities actions	$1,011	$—	$(81)	$930
Workforce reduction	1,161	—	(220)	941

Total	$2,172	$—	$(301)	$1,871

The additional restructuring charge of $941 in 2006 was primarily related to severance costs for employees not notified of termination as of April 1, 2005 as well as additional costs related to the liquidation of the Dublin, Ireland subsidiary.

The 2005 facilities charge of $1,011 was due to the closure of the Dublin, Ireland facility. As of April 1, 2006, the Company had secured a sub-lease tenant and this charge is net of estimated sub-lease rental payments. The Company is liable on the lease of the Ireland facility through April 2, 2008. The 2005 workforce reduction charge of $1,161 was related to the termination of certain positions within the Company’s European and domestic operations.

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity for the 2002 restructuring plan for the years ended April 7, 2007, April 1, 2006, and April 2, 2005 is presented below:

Fiscal 2007

		Additional
	Beginning	Charges	Utilization	Ending
Category	Balance	During 2007	During 2007	Balance

Facilities actions	$215	$172	$(347)	$40

Fiscal 2006

		Additional
	Beginning	Charges	Utilization	Ending
Category	Balance	During 2006	During 2006	Balance

Facilities actions	$896	$150	$(831)	$215

Fiscal 2005

		Additional
		Charges
	Beginning	During	Utilization	Ending
Category	Balance	2005	During 2005	Balance

Facilities actions	$1,830	$—	$(934)	$896

The $172 charge in 2007 relates to additional expenses incurred related to exiting the previously abandoned facilities in Sunnyvale, California and Westmont, Illinois.

The 2006 facilities charge of $150 was due to lower than expected sublease income related to our former research and development facility in Sunnyvale, California. The remaining accrual at April 7, 2007 is related to remaining lease payments at abandoned or under-utilized office facilities.

(4)	INVENTORIES

Inventories consist of the following:

	April 7,	April 1,
	2007	2006

Finished goods	$1,454	$9,611
Service spares and components	1,264	855

	$2,718	$10,466

The Company recorded an inventory provision of $512, $589 and $2,681 during fiscal years 2007, 2006, and 2005, respectively, primarily related to spare parts inventory. The spare parts inventory was written down due to the continued decline in our legacy product installed base, and related maintenance renewals, which led to a revised estimate of the carrying value of certain spare parts. As maintenance contracts expire and are not renewed, the amount of spare parts inventory needed to support the legacy installed base decreases.

(5)	COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Prepaid expenses and other receivables are summarized as follows:

	April 7,	April 1,
	2007	2006

Prepaid maintenance contracts	$6,678	$5,672
Other	2,120	2,400

	$8,798	$8,072

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment, at cost, are summarized as follows:

	April 7,	April 1,
	2007	2006

Office furniture and fixtures	$10,594	$10,978
Machinery and equipment	8,566	8,580
Leasehold improvements	1,084	2,098

	20,244	21,656
Less accumulated depreciation and amortization	(19,534)	(21,101)

	$710	$555

Accrued liabilities are summarized as follows:

	April 7,	April 1,
	2007	2006

Salaries and benefits	$3,844	$2,661
Sales tax	1,765	2,236
Customer deposits	1,180	519
Commissions	1,272	684
Warranty costs	700	662
Other	785	661

	$9,546	$7,423

(6)	PRODUCT WARRANTIES

The Company sells EMC hardware products with a two or three year warranty. For legacy hardware products, the Company provided its customers with a warranty against defects for one year domestically and for two years internationally. The Company maintains a warranty accrual for the estimated future warranty obligation based upon the relationship between historical and anticipated costs and sales volumes. Upon expiration of the warranty, the Company may sell extended maintenance contracts to its customers. The Company records revenue from equipment maintenance contracts as deferred revenue when billed and it recognizes this revenue as earned over the period in which the services are provided, straight-line over the term of the contract.

The changes in the Company’s warranty obligation for fiscal years 2007 and 2006 are as follows:

	April 7,	April 1,
	2007	2006

Balance at the beginning of the period	$662	$598
Current year warranty charges	534	833
Utilization	(496)	(769)

Balance at the end of the period	$700	$662

(7)	DEBT

Credit Agreement, Lines of Credit and Notes Payable

In November 2002, the Company entered into an agreement with Comerica Bank for a line of credit of $7,000 at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by The Canopy Group, Inc. (“Canopy”) a major shareholder of the Company. On May 31, 2007, the Company renewed the Comerica line of credit through November 30, 2007 (the Company had previously renewed the line of credit on December 21, 2006 and June 20, 2006 extending its maturity through November 30, 2006 and May 31, 2007,

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively). On June 22, 2007, Canopy renewed its letter of credit guarantee through December 31, 2007 (Canopy had previously renewed its guarantee on June 20, 2006 and November 21, 2006 through December 31, 2006 and June 30, 2007, respectively). As of April 7, 2007, there was $5,167 and $312 in borrowings and letters credit outstanding, respectively, under the Comerica Loan Agreement and $1,521 was available for borrowing.

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

On November 21, 2006, Canopy modified its amended waiver and consent which terminated the requirement to pay-down the indebtedness to Comerica and extended their letter of credit guarantee through June 30, 2007. In exchange for this waiver and consent amendment, the Company issued a warrant to Canopy to purchase an additional 125,000 shares of its common stock at an exercise price of $0.73 per share, the market price on the date of grant. The warrant is exercisable immediately and has a five year life. The fair value of the warrant was estimated using the Black-Scholes valuation model to be approximately $59, using the following assumptions: Risk free rate — 4.60%; Volatility — 75%; Expected life — 5 years. This amount is being amortized into expense over the six-month term of the guarantee.

On June 22, 2007, Canopy modified its amended waiver and consent which terminated the requirement to pay-down the indebtedness to Comerica and extended their letter of credit guarantee through December 31, 2007. In exchange for this waiver and consent amendment, the Company issued a warrant to Canopy to purchase an additional 125,000 shares of its common stock at an exercise price of $0.37 per share, the market price on the date of grant. The warrant is exercisable immediately and has a five year life. The fair value of the warrant was estimated using the Black-Scholes valuation model to be approximately $30, using the following assumptions: Risk free rate — 5.02%; Volatility — 75%; Expected life — 5 years. This amount is being amortized into expense over the six-month term of the guarantee.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Comerica loan agreement contains negative covenants placing restrictions on the ability to engage in any business other than the businesses currently engaged in, suffer or permit a change in control, and merge with or acquire another entity. Comerica issued a consent related to the acquisition of Collective discussed in Note 2. The Company is currently in compliance with all of the terms of the Comerica loan agreement. Upon an event of default, Comerica may terminate the Comerica loan agreement and declare all amounts outstanding immediately due and payable.

In connection with the acquisition of Collective, on July 2, 2006, the Company entered into a note payable for $2,000 payable to the previous owners of Collective. The note bears interest at a rate of 5% and is payable in twelve quarterly payments, beginning September 30, 2006. As of April 7, 2007, Mr. Edward Ateyeh, former CEO of Collective and now the Company’s Executive Vice President of U.S. Services, was due $444 of the $2,000 note payable.

(8)	SALES OF ACCOUNTS RECEIVABLE

On November 27, 2006, the Company entered into an account purchase agreement (“the Agreement”) with Wells Fargo Bank National Association, acting through its Wells Fargo Business Credit (“WFBC”) operating division, whereby the Company may sell eligible accounts receivable to WFBC on a revolving basis. Under the terms of the Agreement, accounts receivable are sold to WFBC at their face value less a discount charge. The discount charge is based on the prime rate (currently 8.25% at April 7, 2007) plus a percentage, ranging from 1.5% to 2.0% per annum, depending on the volume of factored accounts receivable for the period from the date the receivable is sold to its collection date. At the date of sale, WFBC advances the Company ninety percent (90%) of the face amount of the accounts receivable sold. The remaining amount due, less the discount charged by WFBC, is paid to the Company when the accounts receivable are collected from the customer. Advances to the Company under the Agreement are collateralized by the accounts receivable pledged. Accounts receivable sales totaled $12.2 million in fiscal year 2007. WFBC has retained a security interest, as collateral under the Uniform Commercial Code, which includes all existing or arising accounts, the collected reserve account established and contract rights, inventory, and other assets to the extent they pertain to the purchased accounts receivable. In these transactions, the Company has surrendered control over the receivables in accordance with paragraph 9 of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” Under the terms of the sale, WFBC has the right to pledge or exchange the assets it receives. There are no conditions that both constrain WFBC from taking advantage of its right to pledge or exchange and provide more than a trivial benefit to the Company. The Company does not maintain effective control over the transferred assets. The Company accounts for these transactions as a sale, and removes the transferred receivables from the balance sheet at the time of sale. WFBC assumes the risk of credit losses on the transferred receivables, and the maximum risk of loss to the Company in these transactions arises from the possible non-performance of the Company to meet the terms of its contracts with customers. In accordance with paragraph 113, of SFAS 140, the fair value of this limited recourse liability is estimated and accrued based on the Company’s historical experience. At April 7, 2007, the amount due from WFBC was $228 and is included in prepaid expenses and other receivables in the Consolidated Balance Sheet. The discount charge recorded in fiscal year 2007 totaled $100. The discount charge is recorded in interest and other expense, net on the Consolidated Statement of Operations.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	INCOME TAXES

The components of loss before income taxes are as follows:

	Fiscal Year Ended
	April 7,	April 1,	April 2,
	2007	2006	2005

U.S.	$(13,800)	$(5,737)	$(8,948)
Foreign	2,318	(2,314)	(6,817)

	$(11,482)	$(8,051)	$(15,765)

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total

2007:
Federal	$—	$—	$—
State	32	—	32
Foreign	—	—	—

	$32	$—	$32

2006:
Federal	$—	$—	$—
State	39	—	39
Foreign	12	—	12

	$51	$—	$51

2005:
Federal	$—	$—	$—
State	3	—	3
Foreign	19	—	19

	$22	$—	$22

Reconciliations of the federal statutory tax rate to the effective tax rate are as follows:

	Fiscal Year Ended
	April 7,	April 1,	April 2,
	2007	2006	2005

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Effect of foreign operations	0.2	2.6	0.1
State taxes, net of federal benefit	(5.9)	(3.4)	(3.3)
Change in valuation allowance	13.9	(10.6)	30.4
Non-deductible expenses	1.8	2.2	0.7
Change to beginning deferred tax assets	12.7	33.4	3.5
Expiration of NOL	11.9	24.4	—
Change in effective state tax rate in valuing deferred tax assets	(0.3)	(11.9)	—
Other	—	(2.1)	2.7

	0.3%	0.6%	0.1%

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred-tax assets and liabilities result from differences between the financial-statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of the deferred income tax assets and liabilities are as follows:

	2007	2006	2005

Deferred tax assets:
Tax operating loss carryforwards	$52,160	$51,523	$49,951
Capital loss carryforwards	2,475	2,829	2,617
Intangible assets	1,485	1,912	2,304
Accrued expenses	509	415	2,389
Inventory reserves	523	161	378
Depreciation	428	268	643
Deferred income	356	612	559
Other deferred tax assets	3,392	1,308	1,060

Total deferred tax assets	61,328	59,028	59,901
Deferred tax liabilities	(730)	(28)	(62)

Net deferred tax assets	60,598	59,000	59,839
Less valuation allowance	60,598	59,000	59,839

	$—	$—	$—

At April 7, 2007, the Company had federal, state and foreign net operating loss (“NOL”) carryforwards, available to offset future taxable income of $124,929, $91,049 and $26,387, respectively. The federal and state net operating loss carryforwards begin to expire in fiscal year 2011 and 2008, respectively. The utilization of these carryforwards may be limited based upon changes in the Company’s ownership. Approximately $3,883 of federal carryforwards expired unused in fiscal year 2007.

At April 7, 2007, the Company had federal and state general business credits and alternative minimum tax credit carryforwards of $1,204 and $119, respectively. The general business credits begin to expire in varying years and the alternative minimum tax credits have an indefinite life.

The change in the valuation allowance from fiscal year 2006 to fiscal year 2007 was $1,598 and the change in the valuation allowance from fiscal year 2005 to fiscal year 2006 was $839. Valuation allowances are recorded against deferred tax assets when it is considered more likely than not that some portion or all of a deferred tax asset may not be recoverable. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will not realize the benefits of the net deferred tax asset existing on April 7, 2007.

Subsequent to fiscal year 2006, the Company recorded a settlement with the IRS related to the examination of the Company’s 1996 federal income tax return. As a result of the settlement, the Company reduced its NOL by $4,154. This matter is considered closed.

In the third quarter of fiscal year 2004, the Company received notice of reassessment from the French Treasury. The French tax authorities argued that the Company’s French Subsidiary should have paid VAT on the waiver of intercompany debts granted by its U.S. Parent Company and by the Company’s Irish subsidiary. The amount of the re-assessment was estimated at $353 that related to the fiscal years 2002 and 2001. The Company received a request for payment in the second quarter of fiscal 2006 and, in order to avoid penalties and interest, the Company paid $301

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the French Treasury. This payment was charged to selling, general and administrative expenses in the second quarter of fiscal 2006. The Company appealed this re-assessment and in the fourth quarter of fiscal 2006, the Company received notice that it was successful in its appeal and the $301 benefit was to be refunded to the Company. Therefore, the Company recorded a $301 benefit to SG&A in the fourth quarter of fiscal year 2006. The matter is considered closed.

(10)	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	2007	2006	2005

Numerator:
Net loss	$(11,163)	$(8,102)	$(15,787)
Amortization of preferred stock discount	(3,230)	(1,970)	(880)
Dividend on preferred stock	(3,030)	(1,939)	(953)

Net loss applicable to common shareholders	$(17,423)	$(12,011)	$(17,620)

Denominator:
Denominator for net loss per share, basic and diluted weighted-average shares outstanding	37,943	35,541	34,476

Net loss per share, basic and diluted	$(0.46)	$(0.34)	$(0.51)

Options and warrants to purchase 18,437,546, 17,373,045 and 13,229,400 shares of common stock were outstanding at April 7, 2007, April 1, 2006 and April 2, 2005, respectively, but were not included in the computation of diluted earnings per share for the fiscal years ended because the effect would be anti-dilutive.

The common share equivalents related to the Company’s convertible preferred stock outstanding during the relevant period were not included in the computation of diluted earnings per share as the effect would be anti-dilutive for all periods presented.

(11)	STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

Effective April 2, 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the fair value of stock-based employee compensation, including stock options and stock awards, be recognized as expense as the related services are performed. The Company previously accounted for its stock-based compensation using the intrinsic value method as defined in APB Opinion No. 25 and accordingly, prior to April 2, 2006, compensation expense for stock options was measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. The Company used the modified prospective transition method to adopt the provisions of SFAS 123(R). Under this method, unvested awards at the date of adoption are amortized based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The modified prospective transition method does not allow for the restatement of results from prior periods, and as a result, year over year comparison of margins and operating expenses will be impacted by this non-cash expense for all periods of fiscal 2007. Deferred compensation which related to prior awards has been eliminated against additional paid-in capital as required by SFAS 123(R). SFAS 123(R) also changes the reporting of tax-related amounts within the statement of cash flows. Benefits of expected tax deductions in excess of recognized compensation costs (“windfall benefits”)

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are required to be recorded as a financing activity. The Company had no realized windfall tax benefit amounts for the year ended April 7, 2007.

Under SFAS 123, the Company previously followed an accounting policy of recognizing forfeitures as they occurred. SFAS 123(R) requires that compensation cost be recorded only for the awards that are expected to be earned and therefore an estimate of expected forfeitures must be used. As part of the implementation of SFAS 123(R), the Company has estimated expected forfeitures to occur at an annual rate of 13%. This estimate is based upon its historical experience and expectations for the future. Total stock-based compensation expense has been recorded net of expected forfeitures.

As a result of the adoption of SFAS 123(R), the Company recorded $2,565 in stock-based compensation expense for fiscal year 2007, with no net tax benefit recognized. This reduced basic and diluted loss per share by $0.07 per share for fiscal year 2007. Included in the stock-based compensation expense for fiscal year 2007 is $819 related to restricted stock expense. Fiscal years 2006 and 2005 contained stock-based compensation expense of $237 and $166, respectively, related exclusively to expense from restricted stock awards.

The following table presents the stock-based compensation expense included in our service cost of revenue and selling, general and administrative expenses for fiscal years 2007, 2006 and 2005:

	2007	2006	2005

Service cost of revenue	$254	$—	$—
Selling, general and administrative	2,311	237	166

Total stock-based compensation expense	$2,565	$237	$166

Prior to adopting SFAS 123(R), the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB Opinion No. 25. Had compensation expense for employee stock options been determined based on the fair value of the options on the date of grant, using the assumptions discussed below, the Company’s net loss and loss per share would have been as follows:

	2006	2005

Net loss applicable to common shareholders, as reported	$(12,011)	$(17,620)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	237	166
Deduct: Stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,512)	(2,945)

Pro forma net loss applicable to common shareholders	$(14,286)	$(20,399)

Net loss per share:
Basic and diluted, as reported	$(0.34)	$(0.51)

Basic and diluted, pro forma	$(0.40)	$(0.59)

The fair value of each option granted has been estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	2007	2006	2005

Risk free interest rate	4.64%	4.22%	3.86%
Expected volatility	75.0%	80.0%	70.0%
Expected life in years	5.8	5.0	5.0
Dividend yield	None	None	None
Weighted-average fair value at grant date	$0.97	$1.04	$0.63

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The risk-free interest rate is based on the currently available rate on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option converted into a continuously compounded rate. The expected volatility of stock options under SFAS 123(R) is based on an average of historical volatility of the Company for the previous three fiscal years. The Company believes that this term most accurately reflects the future volatility of the Company’s common shares. The previous three year period was used as it reflects the time that the Company has been a reseller and system integrator, which is a significantly different business model than prior to that time as an OEM manufacturer. The expected life of the Company’s options used in the valuation of options granted for fiscal year 2007 was based on the use of the simplified method as described in the SEC’s Staff Accounting Bulletin No. 107. The simplified method was used due to the lack of available data to reliably estimate future exercise patterns, as the Company excluded exercise patterns prior to becoming a reseller and system integrator. Prior to the adoption of SFAS 123(R), the expected life of the Company’s options was based on historical exercise patterns. The dividend yield reflects the fact that the Company has never declared or paid any cash dividends on its common shares and does not currently anticipate paying cash dividends in the future.

Stock Option Plan

The Company granted stock options under its 1987 Incentive Stock Option Plan and Non-Qualified Stock Option Plan, its 1992 Stock Incentive Plan, its 1996 Stock Incentive Plan, and its 2001 Stock Incentive Plan, at prices equal to the fair market value of the Company’s common stock at date of grant.

The Company’s stockholders approved the 2001 Stock Incentive Plan (SIP), the 2001 Non-Employee Director Option Program (Program) and the 2001 Employee Stock Purchase Plan (ESPP) on July 11, 2001. Upon approval of these plans, all prior plans were terminated. Therefore, the Company will no longer issue options under its prior plans and has granted stock options under its SIP. Options currently outstanding under prior plans as of April 7, 2007, remain in effect in accordance with the respective terms of such plans. In the second quarter of fiscal year 2004, the Board approved the amended Stock Incentive Plan (the Amended SIP) to increase the number of shares issuable by 2,500,000 shares. Under the Amended 2001 SIP, the maximum aggregate number of shares of common stock available for grant was 6,500,000 shares, subject to annual increase pursuant to the “evergreen” provision of the Amended SIP. At the Company’s annual stockholder meeting on October 30, 2006, the Company’s stockholders approved a proposal to increase the number of shares available under the 2001 SIP by 5,000,000 shares. A maximum of 1,200,000, 450,000 and 9,477,000 shares are authorized for issuance under the ESPP, the Program and the SIP, respectively. The Program functions as part of the SIP. The maximum contractual term of options issued under these plans is 10 years.

In connection with the acquisition of certain assets and liabilities of Collective, on June 2, 2006, the Company adopted the 2006 Stock Incentive Plan (CT), pursuant to which the options and restricted stock granted to former employees of Collective hired by the Company in connection with the acquisition were granted. As of April 7, 2007, there were 2,651,400 shares available for issuance under this plan. After receiving stockholder approval at the Company’s annual meeting on October 30, 2006, a total of 253,597 restricted shares and 1,461,711 options were granted to employees acquired from Collective. The Company does not expect that any awards will be made under the 2006 Stock Incentive Plan (CT) except for the initial grants of stock options and restricted stock required in connection with the Collective Acquisition.

Options granted vest over a period of three years from the date of grant. At April 7, 2007, the number of options exercisable was 6,730,153 and the weighted-average exercise price of those options was $3.75. As of April 7, 2007 there were 6,312,423 shares available for grant.

The Company has recorded approximately $1,737 of compensation expense relative to stock options in fiscal year 2007 in accordance with SFAS 123(R). As of April 7, 2007, there was approximately $1,785 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted average period of 2.20 years. Option activity under all equity plans through fiscal year 2007 are as follows (in thousands, except per share data):

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at April 3, 2004	10,832	$4.97
Granted	2,331	2.46
Exercised	(501)	1.33
Forfeited/Cancelled	(1,255)	6.34

Options outstanding at April 2, 2005	11,407	4.12
Granted	1,051	1.58
Exercised	(610)	.92
Forfeited/Cancelled	(2,239)	5.74

Options outstanding at April 1, 2006	9,609	3.70
Granted	2,866	.92
Exercised	(194)	.51
Forfeited/Cancelled	(2,858)	3.44

Options outstanding at April 7, 2007	9,423	$3.00

The per share weighted average fair value of stock options granted during fiscal years 2007, 2006 and 2005 was $.92, $1.11, and $1.54, respectively, on the date of grant. The total intrinsic value of options exercised for the fiscal year ended April 7, 2007 was $277.

A summary of stock options outstanding at April 7, 2007 follows:

		Weighted		Exercisable(1)
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
	Options	Contractual	Exercise	Number of	Exercise
Range of Exercise Price	Outstanding	Life	Price	Options	Price
	(In 000’s)	(In years)		(In 000’s)

$0.27 - $0.38	143	5.61	$0.34	143	$0.34
0.55 - 0.55	1,028	5.24	0.55	1,028	0.55
0.57 - 0.82	313	9.77	.81	9	.67
0.85 - 0.85	1,928	9.56	.85	437	.85
0.90 - 1.35	1,053	6.55	1.21	708	1.22
1.44 - 1.80	1,025	7.74	1.63	671	1.66
1.82 - 2.13	516	4.93	2.05	493	2.05
2.20 - 2.20	1,044	6.62	2.20	1,044	2.20
2.45 - 3.63	983	6.85	2.98	807	3.03
4.13 - 36.9	1,390	2.59	11.89	1,390	11.89

	9,423	6.61	$3.00	6,730	$3.75

Note:

(1)	Options vested and exercisable at April 7, 2007, April 1, 2006 and April 2, 2005, were 6,730,153, 7,463,679 and 7,904,875 respectively. At April 7, 2007, options expected to vest were 9,050,136 had a weighted average exercise price of $3.08, an aggregate intrinsic value of $277 and a weighted average remaining contractual term of 0.27 years.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At various times from March 2005 through March 2006, the Company issued options to purchase shares of its common stock under our 2001 Stock Incentive Plan to the Company’s directors, employees and consultants, with exercise prices ranging from a minimum of $1.44 per share to a maximum of $2.45 per share, for the purpose of providing incentive compensation to those directors, employees and consultants. The aggregate exercise price of the issued options is $1.2 million. The options were issued in accordance with applicable federal securities laws and registered on Form S-8. The Company believed in good faith that it could rely on a prior qualification order issued pursuant to Section 25111 of the California Corporations Code or an exemption from the qualification requirements thereof; however, the options may not in fact have been issued in compliance with the provisions of Section 25110 of the California Corporations Code. In order to comply with the securities laws of California, where the Company has its headquarters, the Company received approval of the terms of a repurchase offer. Under the terms approved by the California Department of Corporations, the Company would offer to repurchase any outstanding options issued during such period for a cash price equal to 20% of the aggregate exercise price of the option, plus interest at an annual rate of 7%.

Non-Employee Directors’ Option Program

On July 11, 2001, the Company’s stockholders approved the 2001 Non-Employee Director Option Program which functions as part of the SIP described above. Upon approval of the Program, the 1994 Directors’ Non-Qualified Stock Option Plan was terminated, although options currently outstanding under the prior plan shall remain in effect in accordance with the respective terms of such plan. Under the Program, each non-employee director elected to the Board of Directors following the effective date of the SIP will automatically be granted an option to acquire 50,000 shares of common stock at an exercise price per share equal to the fair market value of common stock on the date of grant. These options will vest and become exercisable in three equal installments on each anniversary of the grant date. Upon the date of each annual stockholders’ meeting, each non-employee director who has been a member of the Board of Directors for at least 11 months prior to the date of the stockholders’ meeting will receive an automatic grant of options to acquire 25,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. These options will vest and become exercisable in three equal installments on each anniversary of the grant date. As of April 7, 2007, there were options to purchase 5,620,997 shares outstanding under this program.

Employee Stock Purchase Plan

On July 11, 2001, the Company’s stockholders approved the ESPP. A maximum of 1,200,000 shares of common stock is authorized for issuance under the ESPP. Under the ESPP, all employees of the Company, and its designated parents or subsidiaries, whose customary employment is more than five months in any calendar year and more than 20 hours per week are eligible to participate. The ESPP was implemented through overlapping offer periods of 24 months duration commencing each January 1 and July 1. Purchase periods generally commence on the second day of each offer period and terminate on the next following June 30 or December 31 respectively. The price per share at which shares of common stock are to be purchased under the ESPP during any purchase period is eighty-five percent (85%) of the fair market value of the common stock on the second day of the offer period or eighty-five percent (85%) of the fair market value of the common stock on the last day of the purchase period, whichever is lower. During fiscal years 2007, 2006 and 2005, 120,901, 140,334 and 103,883 shares of common stock, respectively, were issued pursuant to the ESPP. The ESPP plan is considered compensatory under SFAS 123(R). The Company recorded $9 in compensation expense in fiscal year 2007 related to the ESPP plan. The fair value of the ESPP shares were estimated using the Black-Scholes model with the following assumptions calculated as of the beginning of the offering period: Risk free interest rate — 5.11%; Expected term — six months; Volatility: 67.0%; Dividend rate — none.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

During fiscal year 2007, the Company granted 4,238,597 shares of restricted stock to various company executives. Based on the fair market value at the date of grant, the Company expects to record $3,189 in compensation expense ratably over the vesting period of the restricted stock. The restricted stock vests one-third on the first anniversary date of the grant and the remaining two-thirds vests monthly thereafter over the following two years. The shares will be fully vested on the third anniversary date of the grant.

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

During the fourth quarter of fiscal year 2005, the Company granted 200,000 shares of restricted stock to the Company’s CEO. Based on the fair market value at the date of grant, the Company expects to record $540 in compensation expense ratably over the vesting period of the restricted stock. The restricted stock vests one-third on the first anniversary date of the grant and the remaining two-thirds vests monthly thereafter over the following two years. The shares will be fully vested on the third anniversary date of the grant. The Company recorded $180 and $180 in compensation expense in fiscal years 2007 and 2006, respectively.

The Company has recorded $819 in compensation expense relative to restricted stock awards in fiscal year 2007 in accordance with SFAS 123(R). As of April 7, 2007 there was $2,395 of total unrecognized compensation costs related to the restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.14 years. Restricted stock activity under all plans is summarized as follows:

		Wtd. Avg. Remaining
	Restricted Stock	Contractual Term
	Outstanding	(Years)

Non-vested restricted shares at April 1, 2006	127,778
Awarded	4,238,597
Vested	(304,318)
Cancelled/Forfeited	(399,999)

Non-vested restricted shares at April 7, 2007	3,662,058	1.14

The weighted average grant-date fair value of restricted stock awards granted during the fiscal year ended April 7, 2007 was $.98 per share. The total estimated fair value of restricted stock awards vested was $252 in fiscal year 2007.

(12)	PREFERRED STOCK

Series A Redeemable Convertible Preferred Stock

On June 17, 2004, the Company sold 566,797 shares of Series A Redeemable Convertible Preferred Stock (the “Series A”) in a private placement financing at $26.46 per share, which raised $13,564 in net proceeds. The sale included issuance of warrants to purchase 1,624,308 shares of the Company’s common stock at an exercise price of $3.10 per share. The warrants are exercisable on or after December 20, 2004, and expire on June 17, 2015. Each share of the Series A is convertible into common stock any time at the direction of the holders. Each share of Series A is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series A was initially convertible into

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ten shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The issuance of Series B Redeemable Convertible Preferred Stock (the “Series B”) as discussed below, triggered the anti-dilution provisions of the Series A. Upon issuance of the Series B on November 2, 2005, the conversion price of the Series A was reduced from $2.6465 to $2.0650 per share. As of April 7, 2007, each share of Series A was convertible into approximately 12.8 shares of common stock. As part of the private placement, a representative of the investors joined the Company’s Board of Directors.

The Series A contains a beneficial conversion discount because the Series A was priced based on 90% of the average closing price of the Company’s common stock during the 20 trading days prior to the Series A issuance. The beneficial conversion discount was computed at $8,835 including $3,000 attributable to the estimated fair value of the warrants. The estimated fair value of the warrants was computed based on the Black-Scholes valuation model using the following assumptions: Risk free rate — 4.71%; Volatility — 87%; Expected life — 10 years. The beneficial conversion discount is amortized as a non-cash charge to retained earnings, and included in the computation of earnings per share, over the five year period using the effective interest method from the Series A issuance date until the first available redemption date. Accumulated amortization of the beneficial conversion discount was $3,889 and $2,251 at April 7, 2007 and April 1, 2006, respectively. At April 7, 2007, the Series A is recorded net of the unamortized discount of $4,946.

The Series A carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. At April 7, 2007, the Company had accrued dividends of $3,602 for the Series A. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series A will be senior in all respects to all other equity holders of the Company, except that they will be junior to the holders of the Series B. The Company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.

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

The Series A is entitled to 8.5369 votes per share on all matters, except the election of directors, where the Series A has the right to elect one director to the Board. The Series A has approval rights as well with respect to certain significant corporate transactions. Pursuant to the terms of a related investors’ rights agreement, the Company agreed to register the sale of shares of common stock issuable upon conversion of the Series A. The registration statement for the Series A was declared effective on December 15, 2005. As part of the private placement financing, the Series A investors and Canopy entered into a proxy agreement whereby the Series A investors are able to vote Canopy’s shares as it relates to certain significant corporate transactions (see further discussion in “Risk Factors” in Item 1A of Part II of this Form 10-K).

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

Accordingly, on November 2, 2005, 1,582,023 shares of Series B were issued at a purchase price of $12.6420 per share, which was equal to ten times 90% of the average closing price of the Company’s common stock during the 15 trading days prior to the Series B issue date. The sale of Series B raised $19,140 in net proceeds. The Series B is convertible any time at the direction of the holders. Each share of Series B is convertible into a number of shares of

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series B is initially convertible into ten shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The Series B financing included the issuance of warrants to purchase 5,932,587 shares of the Company’s common stock at an exercise price of $1.26 per share. The warrants are exercisable immediately and have a ten year life. As part of the private placement, the Series B investors have the right to elect a director to the Company’s Board of Directors. As of April 7, 2007, the Series B holders have not yet elected to designate a director nominee. In conjunction with the Series B financing, the rights, preferences and privileges of the Series A were amended to: (i) remove the conversion limitation which previously limited the number of shares of common stock that could be issued upon aggregate conversions of the Series A; (ii) revise the liquidation preferences of the Series A in light of the issuance of the Series B; and (iii) make conforming changes to the preemptive rights of the Series A to reflect the issuance of the Series B.

The Series B contains a beneficial conversion discount because the Series B was priced based on 90% of the average closing price of the Company’s common stock during the 15 trading days prior to the Series B issuance. The beneficial conversion discount is computed at $10,169 including $2,490 attributable to the estimated fair value of the warrants. The estimated fair value of the warrants was computed based on the Black-Scholes valuation model using the following assumptions: Risk free rate — 4.58%; Volatility — 84%; Expected life — 10 years. The beneficial conversion discount is amortized as a non-cash charge to retained earnings, and included in the computation of earnings per share, over the five year period using the effective interest method from the Series B issuance date until the first available redemption date. Accumulated amortization of the beneficial conversion was $2,191 and $599 at April 7, 2007 and April 1, 2006, respectively. At April 7, 2007, the Series B is recorded net of the unamortized discount of $7,978.

The Series B carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. At April 7, 2007, the Company had accrued dividends of $2,320 for the Series B. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series B is senior in all respects to all other equity holders of the Company. The Company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.

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

The Series B is entitled to 8.7792 votes per share on all matters, except the election of directors, where the Series B has the right to elect one director to the Board. The Series B has certain approval rights as well. Pursuant to the terms of a related investors’ rights agreement, the Company agreed to register the sale of shares of common stock issuable upon conversion of the Series B. The registration statement for the Series B was declared effective on December 15, 2005. After completion of the Series A and Series B transactions, affiliates of Advent International and EMC own approximately 43.3% of the outstanding shares of the Company’s capital stock, on an as converted basis assuming conversion of all the shares of Series A and Series B and exercise of all the warrants they presently hold. On a combined basis, EMC, Canopy and affiliates of Advent International own approximately 68.1% of the outstanding shares of the Company’s capital stock on an as converted basis. Furthermore, if the Company has an indemnity obligation under the Securities Purchase Agreement the Company entered into in connection with the Series B financing, then the Company may, if the Company and the Series B investors agree, settle up to $2,000 of that indemnity obligation by issuing up to an additional $2,000 (158,203 shares) of Series B and warrants to purchase 37.5% of the number of shares of common stock into which such additional shares of Series B are convertible when issued. If any such indemnity obligation is not satisfied by issuing shares of Series B and warrants,

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

then it will be satisfied through a cash payment. For additional information regarding the voting agreement and the Series A financing, see “Certain Relationships and Related Transactions.”

(13)	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases facilities and certain equipment under non-cancelable operating leases. Under the lease agreements for facilities, the Company is required to pay insurance, taxes, utilities and building maintenance and is subject to certain consumer-price-index adjustments.

Future minimum lease payments at April 7, 2007 under all non-cancelable operating leases for subsequent fiscal years are as follows:

2008	$2,494
2009	1,310
2010	1,076
2011	691

$5,571

Rent expense totaled $2,842, $2,612 and $3,426, for fiscal years 2007, 2006 and 2005, respectively.

Litigation

The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters is not expected to have a materially-adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Employment Agreements/Indemnification

The Company has entered into agreements with certain executive officers of the Company that call for payment of compensation totaling 12 month’s base salary and the acceleration of vesting of stock options under certain circumstances related to a change in control of the Company. As of April 7, 2007, the total estimated payout related to these agreements would be $2.3 million.

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

The Company also has agreements with certain vendors, financial institutions, lessors and service providers pursuant to which the Company has agreed to indemnify the other party for specified matters, such as acts and omissions of the Company, its employees, agents or representatives. As of April 7, 2007, no claims have been filed under these indemnification agreements.

(14)	BUSINESS SEGMENT AND INTERNATIONAL INFORMATION

The Company is a systems integrator providing storage solutions for the mid-range enterprise market and has one reportable business segment. The Company has two operating segments which are identified by geographic

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regions: United States and Europe. These operating segments are aggregated into one reporting segment as they have similar economic characteristics and are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s operations are structured to achieve consolidated objectives. As a result, significant interdependence and overlap exists among the Company’s geographic areas. Accordingly, revenue, operating loss and identifiable assets shown for each geographic area may not be the amounts which would have been reported if the geographic areas were independent of one another. Revenue and transfers between geographic areas are generally priced to recover cost, plus an appropriate mark-up for profit. Operating loss is revenue less cost of revenues and direct operating expenses.

A summary of the Company’s operations by geographic area is presented below:

	2007	2006	2005

Revenue:
United States	$102,653	$93,357	$76,907
Germany	22,281	23,833	23,383
France	23,846	22,416	21,803
United Kingdom	17,178	15,821	9,706
Ireland	—	—	1,075

Total revenue	$165,958	$155,427	$132,874

	April 7,	April 1,	April 2,
	2007	2006	2005

Identifiable assets:
United States	$22,995	$51,297	$29,431
Germany	10,698	7,722	11,133
France	13,674	13,460	12,985
United Kingdom	6,753	6,765	3,587
Ireland	310	194	546

Tangible assets	54,430	79,438	57,682
Goodwill and intangible assets — United States	13,998	3,059	3,059
Goodwill — Europe	2,125	2,125	2,125

Total assets	$70,553	$84,622	$62,866

The Company’s revenues by product type are summarized below:

	2007	2006	2005

Server	$82,213	$78,358	$69,093
Tape libraries	9,184	16,555	9,445
Software	22,173	21,616	15,409
Service	52,388	38,898	38,927

	$165,958	$155,427	$132,874

No single customer accounted for more than 10% of revenue in fiscal year 2007, 2006 and 2005.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	RELATED-PARTY TRANSACTIONS

As discussed in Note 12, EMC was a participating investor in the Series A and Series B offerings. EMC contributed $4,000 of the $15,000 gross proceeds in the Series A offering and $5,000 of the $20,000 gross proceeds in the Series B offering. As of April 7, 2007, EMC beneficially owned 7,808,405 shares, or 11.03% of the Company’s common stock assuming conversion of the Series A and Series B and related warrants. At April 7, 2007 and April 1, 2006, there was $20,131 and $27,459 payable to EMC and $2,518 and $1,686 in trade receivables due from EMC, respectively. Professional service sales to EMC totaled $8,743 and $2,062 in fiscal year 2007 and 2006, respectively. The sale of EMC products accounted for 88% and 60% of net product revenue and total revenue in fiscal year 2007, respectively and 81% and 61% of net product revenue and total revenue in fiscal year 2006, respectively.

As discussed in Note 12, the holders of the Series A appointed Mr. Pehl to the Company’s Board of Directors. Mr. Pehl was formerly a director at Advent International. As of April 7, 2007, Advent beneficially owned 32.3% of the company’s common stock, assuming conversion of the Series A and Series B and related outstanding warrants.

In the normal course of business, the Company sells and purchases goods and services to and from subsidiaries of Canopy. Goods and services purchased from companies affiliated with Canopy were $120 and $120 for both the fiscal years ended April 7, 2007 and April 1, 2006, respectively. There were no goods and services sold to companies affiliated with Canopy for the fiscal year ended April 7, 2007 and April 1, 2006, respectively. Mr. William Mustard, one of the Company’s former Directors, was President and CEO of Canopy from March 10, 2005 through December 23, 2005. On June 15, 2006, Mr. Mustard announced his decision to not stand for reelection to our Board of Directors. On October 30, 2006, Mr. Ron Heinz, was elected to the Company’s Board of Directors. Mr. Heinz currently serves as the Managing Director of Canopy Venture Partners, LLC, a venture capital firm and an affiliate of The Canopy Group. As of April 7, 2007, Canopy beneficially owned 21% of the Company’s common stock, assuming conversion of the Series A and Series B and related outstanding warrants. Canopy also acts as a guarantor related to the Company’s loan agreement with Comerica, and the Company has issued warrants to Canopy in connection therewith (see Note 7).

As discussed in Note 2, part of the purchase price of the Collective acquisition was a $2,000 note payable. Approximately $444 of this amount is payable to Mr. Edward Ateyeh, former CEO of Collective and now the Company’s Executive Vice President of U.S. Services.

(16)	EMPLOYEE BENEFITS

The Company maintains an employee savings plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The Company’s contributions to the plan are determined at the discretion of the Board of Directors. During fiscal years 2007, 2006 and 2005, the Company did not contribute to the plan.

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)	QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for continuing operations for fiscal years 2007 and 2006 are as follows:

					Net Loss	Net Loss
				Net	Attributable to	per Share,
	Total	Gross	Operating	Income	Common	Basic and
	Revenue	Profit	Loss	(Loss)	Shareholders	Diluted

2007
Fourth quarter	$37,754	$7,251	$(5,426)	$(5,492)	$(7,130)	$(0.18)
Third quarter	45,221	9,270	(1,396)	(1,512)	(3,107)	(0.08)
Second quarter	40,291	8,510	(3,122)	(3,290)	(4,832)	(0.13)
First quarter	42,692	7,950	(1,194)	(869)	(2,354)	(0.07)

Total	$165,958	$32,981	$(11,138)	$(11,163)	$(17,423)

2006
Fourth quarter	$44,299	$8,589	$(117)	$201	$(1,253)	$(0.03)
Third quarter	40,162	7,887	(1,557)	(1,787)	(2,988)	(0.08)
Second quarter	31,635	6,401	(3,463)	(3,513)	(4,148)	(0.12)
First quarter	39,331	8,078	(2,090)	(3,003)	(3,622)	(0.10)

Total	$155,427	$30,955	$(7,227)	$(8,102)	$(12,011)

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

In the fourth quarter of fiscal year 2006, the Company recorded approximately $600 in non-recurring beneficial adjustments primarily due to a favorable VAT tax settlement in France, recorded to selling, general and administrative expense (See Note 6), and an adjustment to a long-term subcontract arrangement recorded to service cost of sales.

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

MTI TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	SUBSEQUENT EVENTS

On June 22, 2007, Canopy modified its amended waiver and consent which terminated the requirement to pay-down the indebtedness to Comerica and extended their letter of credit guarantee through December 31, 2007. In exchange for this waiver and consent amendment, the Company issued a warrant to Canopy to purchase an additional 125,000 shares of its common stock at an exercise price of $0.37 per share, the market price on the date of grant. The warrant is exercisable immediately and has a five year life. The warrants expire on certain dates between June 23, 2007 and June 22, 2012. The fair value of the warrant was estimated using the Black-Scholes valuation model to be approximately $30, using the following assumptions: Risk free rate — 5.02%; Volatility — 75%; Expected life — 5 years. This amount is being amortized into expense over the six-month term of the guarantee.

SCHEDULE II
MTI TECHNOLOGY CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended April 7, 2007, April 1, 2006 and April 2, 2005

	Balance at	Allowance for		Balance at
	Beginning	Bad Debts and	Write-offs and	End of
	of Period	Sales Returns	Adjustments	Period
	(In thousands)

Year ended April 7, 2007
Allowance for doubtful accounts	$361	$376	$(293)	$444
Allowance for sales returns	153	18	—	171

	$514	$394	$(293)	$615

Year ended April 1, 2006
Allowance for doubtful accounts	$251	$197	$(87)	$361
Allowance for sales returns	200	402	(449)	153

	$451	$599	$(536)	$514

Year ended April 2, 2005
Allowance for doubtful accounts	$237	$14	$—	$251
Allowance for sales returns	200	170	(170)	200

	$437	$184	$(170)	$451