Form 10-Q
period 2007-07-07
MTI TECHNOLOGY CORP
filed 2007-08-21
CIK 901696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 7, 2007
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of shares outstanding of the Registrant’s common stock, $.001 par value, as of August 16, 2007 was 39,362,157

MTI TECHNOLOGY CORPORATION

FINANCIAL STATEMENTS
Item 1 — Financial Statements
MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)
(Unaudited)

	July 7,	April 7,
	2007	2007
ASSETS

Current assets:
Cash	$6,834	$11,447
Accounts receivable, less allowance for doubtful accounts and sales returns of $595 and $615 at July 7, 2007 and April 7, 2007, respectively	28,527	30,327
Inventories, net	3,027	2,718
Prepaid expenses and other receivables	8,439	8,798

Total current assets	46,827	53,290
Property, plant and equipment, net	738	710
Intangible assets, net	2,610	2,758
Goodwill, net	13,365	13,365
Other assets	462	430

Total assets	$64,002	$70,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Line of credit	$5,167	$5,167
Current portion of notes payable	828	658
Accounts payable	20,268	22,375
Accrued liabilities	8,087	9,546
Accrued restructuring charges	574	593
Deferred revenue, current	13,465	14,678

Total current liabilities	48,389	53,017
Notes payable, noncurrent	699	869
Accrued preferred stock dividend	6,705	5,922
Deferred revenue, noncurrent	3,047	3,069

Total liabilities	58,840	62,877

Commitments and contingencies	—	—

Series A redeemable convertible preferred stock, 567 shares issued and outstanding at July 7, 2007 and April 7, 2007 net of discount of $4,489 and $4,946 at July 7, 2007 and April 7, 2007, respectively	10,511	10,054

Series B redeemable convertible preferred stock, 1,582 shares issued and outstanding at July 7, 2007 and April 7, 2007 net of discount of $7,543 and $7,978 at July 7, 2007 and April 7, 2007, respectively	12,457	12,022

Stockholders’ deficit:
Preferred stock, $.001 par value; 5,000 shares authorized; issued and outstanding 2,149 and 2,149 shares at July 7, 2007 and April 7, 2007, respectively, included in redeemable convertible preferred stock	—	—
Common stock, $.001 par value; 80,000 shares authorized; issued and outstanding 39,189 and 38,915 shares at July 7, 2007 and April 7, 2007, respectively	39	39
Additional paid-in capital	162,566	162,004
Accumulated deficit	(177,511)	(173,425)
Accumulated other comprehensive loss	(2,900)	(3,018)

Total stockholders’ deficit	(17,806)	(14,400)

Total liabilities and stockholders’ deficit	$64,002	$70,553

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended
	July 7,	July 1,
	2007	2006
Net product revenue	$22,124	$33,265
Service revenue	12,951	9,474

Total revenue	35,075	42,739

Product cost of revenue	17,265	27,131
Service cost of revenue	9,976	7,658

Total cost of revenue	27,241	34,789

Gross profit	7,834	7,950

Operating expenses:
Selling, general and administrative	9,915	9,144
Amortization of intangibles	148	—
Restructuring charges	24	—

Total operating expenses	10,087	9,144

Operating loss	(2,253)	(1,194)

Interest and other income (expense), net	(202)	48
Gain on foreign currency transactions	62	313

Loss before income tax expense	(2,393)	(833)
Income tax expense	18	36

Net loss	(2,411)	(869)

Amortization of preferred stock discount	(892)	(761)
Dividend on preferred stock	(783)	(724)

Net loss applicable to common shareholders	$(4,086)	$(2,354)

Net loss per share:
Basic and diluted	$(0.10)	$(0.07)

Weighted average shares used in per share computations:
Basic and diluted	38,989	36,048

See accompanying notes to condensed consolidated financial statements.

MTI TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	July 7,	July 1,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,411)	$(869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256	72
Provision for losses on accounts receivable	—	2
Provision for inventory obsolescence	107	128
Restructuring charges	24	—
Proceeds from sales of accounts receivable	4,465	—
Stock-based compensation expense	488	613
Changes in assets and liabilities:
Accounts receivable	(2,670)	(683)
Inventories	(417)	3,409
Prepaid expenses, other receivables and other assets	318	(257)
Accounts payable	(2,109)	(1,904)
Deferred revenue	(1,238)	(709)
Accrued and other liabilities	(1,502)	156

Net cash used in operating activities	(4,689)	(42)
Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(129)	(176)

Net cash used in investing activities	(129)	(176)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	74	11

Net cash provided by financing activities	74	11
Effect of exchange rate changes on cash	131	173

Net decrease in cash and cash equivalents	(4,613)	(34)
Cash and cash equivalents at beginning of period	11,447	21,660

Cash and cash equivalents at end of period	$6,834	$21,626

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$199	$103
Income taxes	95	56
Non-cash investing and financing activities:
Accrued dividends on preferred stock	$783	$724

MTI TECHNOLOGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company
     MTI Technology Corporation (MTI or the “Company”) is a multi-national provider of consulting services and comprehensive information infrastructure solutions for mid to large-size organizations. MTI offers a wide range of storage systems, software, services and solutions that are designed to help organizations get more value from their information and maximize their information technology (IT) assets. MTI is a reseller and service provider of EMC Automated Networked Storagetm systems and software pursuant to a reseller agreement with EMC Corporation, a world leader in information storage systems software, networks and services. Although it focuses primarily on EMC products, the Company also supports and services customers that continue to use MTI-branded RAID controller technology and partnered independent storage technology. The terms of the EMC reseller agreement do not allow the Company to sell data storage hardware that competes with EMC products. As an EMC reseller, MTI combines its core services capabilities, including storage networking assessment, installation, resource management and enhanced data protection, with the complete line of EMC Automated Networked Storage systems and software, focusing on the CLARiiON® family of systems. MTI designs and implements solutions that incorporate a broad array of third party products to meet customer requirements in the areas of storage area networks, network attached storage, high-availability systems for enhanced business continuance, data protection systems incorporating enhanced backup and recovery, Information Lifecycle Management, archiving and tape automation. The Company also enhances the value of its storage solutions through its 24 hour, seven days per week support and service infrastructure, which includes an international network of on-site field engineers, a storage solution laboratory, and global technical support centers. The sale of EMC products accounted for 88% and 56% of net product revenue and total revenue, respectively for the three months ended July 7, 2007 and 89% and 70% of net product revenue and total revenue, respectively for the three months ended July 1, 2006.
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

Overview
     The interim condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 7, 2007. In the opinion of management, the condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of the Company as of July 7, 2007 and April 7, 2007, the results of operations and cash flows for the three month periods ended July 7, 2007 and July 1, 2006. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending April 5, 2008.
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

Liquidity
     The Company requires substantial working capital to fund its operations. The Company has historically used cash generated from its operations, equity capital and bank financings to fund capital expenditures, as well as to invest in and operate its existing operations. Additionally, there is often a time gap between when the Company is required to pay for a product received from EMC (which is due net 45 days from shipment) and the time when the Company receives payment for the product from its customer (which often occurs after payment is due to EMC). A significant portion of the Company’s working capital resources must be used to cover amounts owed to EMC during the gap periods. If the Company is not able to maintain sufficient working capital resources to fund payments due to EMC during these gap periods, the Company could default on or be late in its payments to EMC, which could harm its relationship with EMC, cause EMC to stop or delay shipments to the Company’s customers or otherwise reduce the level of business it does with the Company, harm the Company’s ability to serve its customers and otherwise adversely affect the Company’s financial performance and operations.
     The Company is currently discussing an increase in its line of credit with the Company’s lender and Canopy to approximately $10.0 million. The Company contemplates that Canopy would receive a security interest in certain assets of the Company as consideration for the proposed extension in the line of credit. Any such increase in the line of credit may require third party approvals, which are not within our control. Discussions are still preliminary and there can be no assurance that the Company will reach agreement with its lender and Canopy, nor that any necessary approvals will be secured.
     The Company believes that its current cash and receivable balances, as supplemented by our financing arrangements, will be sufficient to meet the Company’s operating and capital expenditure requirements for at least the next 12 months if the Company is able to achieve the increase its the line of credit as discussed above. Projections for the Company’s capital requirements are subject to numerous uncertainties, including the cost savings expected to be realized from the restructuring, the actual costs of the integration of Collective, the amount of service and product revenue generated in fiscal year 2008 and general economic conditions. If the Company does not achieve additional availability under its line of credit, does not realize substantial cost savings from restructuring, improve revenues and margins, successfully integrate Collective and achieve profitability, the Company will need to seek additional funds in order to carry on its operations, and may seek to raise such funds through bank borrowings or public or private offerings of equity or debt securities or sales of assets which would likely require the approval of the Series A and Series B investors. No assurance can be given that the Series A and Series B investors will consent to such new financing, that additional financing will be available or that, if available, will be on terms favorable to the Company. If additional financing is required but not available, the Company would have to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that such measures would be successful.
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
     The following table summarizes the allocation of the purchase price at the date of acquisition:

Current assets	$4,927
Property, plant and equipment	107
Intangible assets	3,500
Goodwill	8,181

Total assets acquired	16,715
Current liabilities	(4,034)

Total purchase price	$12,681

     At July 7, 2007, the gross carrying amount and accumulated amortization of the acquired intangible assets are as follows:

	Gross Carrying	Accumulated
	Amount	Amortization
Customer relationships	$2,900	$290
Backlog	300	300
Trademarks/tradenames	250	250
Non-compete agreement	50	50

	$3,500	$890

     Amortization expense for each of the five succeeding fiscal years relating to the Company’s intangible assets with definite lives currently recorded in the consolidated balance sheets is as follows at July 7, 2007:

2009	$290
2010	$290
2011	$290
2012	$290
2013	$290
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
     If the acquisition of Collective would have occurred as of April 2, 2006, which was the beginning of our fiscal year 2007, total unaudited pro-forma revenue would have been $47,597 for the three months ended July 1, 2006. Pro-forma net loss and loss per share would not have been materially impacted from the acquisition of Collective for all periods presented.

     The shares issued as consideration in the transaction were subject to a 12 month lock-up agreement and have piggyback registration rights. The purchase price was subject to certain adjustments specified in the Asset Purchase Agreement. On July 11, 2007, MTI and the sellers agreed to a final payment schedule related to the working capital adjustment.
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
     The activity for the 2007 restructuring plan for the three months ended July 7, 2007 is presented below:

	Beginning	Additional		Ending
Category	Balance	Charges	Utilization	Balance
Workforce reduction	$8	$—	$(4)	$4

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
     The activity for the 2005 restructuring plan for the three months ended July 7, 2007 is presented below:

	Beginning	Additional		Ending
Category	Balance	Charges	Utilization	Balance
Facilities actions	$545	$—	$—	$545

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
     The activity for the 2002 restructuring plan for the three months ended July 7, 2007 is presented below:

	Beginning	Additional		Ending
Category	Balance	Charges	Utilization	Balance
Facilities actions	$40	$24	$(39)	$25

     In fiscal year 2008, the Company recorded a $48 charge for additional expenses incurred associated with exiting the German facility. This charge was offset by a $24 reduction in the abandonment reserve as a result of renegotiating the France office lease.
(4) INVENTORIES
     Inventories consist of the following:

	July 7,	April 7,
	2007	2007
Finished goods	$2,402	$1,454
Service spares and components	625	1,264

	$3,027	$2,718

     The Company recorded inventory provisions of $107 for the three months ended July 7, 2007 and $512 for the fiscal year ended April 7, 2007, primarily related to spare parts inventory.
(5) COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
     Prepaid expenses and other receivables are summarized as follows:

	July 7,	April 7,
	2007	2007
Prepaid maintenance contracts	$6,104	$6,678
Other	2,335	2,120

	$8,439	$8,798

Accrued liabilities are summarized as follows:

	July 7,	April 7,
	2007	2007
Salaries and benefits	$2,985	$3,844
Sales tax	1,789	1,765
Customer deposits	708	1,180
Commissions	987	1,272
Warranty costs	662	700
Other	956	785

	$8,087	$9,546

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
     The changes in the Company’s warranty obligation are as follows:

	Three Months	Three Months
	Ended	Ended
	July 7,	July 1,
	2007	2006
Balance at beginning of period	$700	$662
Current period warranty charges	40	134
Current period utilization	(78)	(109)

	$662	$687

(6) DEBT
     Credit Agreement and Lines of Credit
     In November 2002, the Company entered into an agreement with Comerica Bank for a line of credit of $7,000 at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by The Canopy Group, Inc. (“Canopy”) a major shareholder of the Company. On May 31, 2007, the Company renewed the Comerica line of credit through November 30, 2007 (the Company had previously renewed the line of credit on December 21, 2006 and June 20, 2006 extending its maturity through November 30, 2006 and May 31, 2007, respectively). On June 22, 2007, Canopy renewed its letter of credit guarantee through December 31, 2007 (Canopy had previously renewed its guarantee on June 20, 2006 and November 21, 2006 through December 31, 2006 and June 30, 2007, respectively). As of July 7, 2007, there was $5,167 and $312 in borrowings and letters of credit outstanding, respectively, under the Comerica Loan Agreement and $1,521 was available for borrowing.
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
     In exchange for this waiver and consent amendment, the Company issued a warrant to Canopy to purchase 125,000 shares of its common stock at an exercise price of $1.23 per share, the market price on the date of grant. The warrant is exercisable immediately and has a five year life. The fair value of the warrant was estimated using the Black-Scholes valuation model to be approximately $100, using the following assumptions: Risk free rate — 5.15%; Volatility — 75%; Expected life — 5 years. This amount was amortized into expense over the six-month term of the guarantee.
     On November 21, 2006, Canopy modified its amended waiver and consent which terminated the requirement to pay-down the indebtedness to Comerica and extended their letter of credit guarantee through June 30, 2007. In exchange for this waiver and consent amendment, the Company issued a warrant to Canopy to purchase an additional 125,000 shares of its common stock at an exercise price of $0.73 per share, the market price on the date of grant. The warrant is exercisable immediately and has a five year life. The fair value of the warrant was estimated using the Black-Scholes valuation model to be approximately $59, using the following assumptions: Risk free rate — 4.60%; Volatility — 75%; Expected life — 5 years. This amount was amortized into expense over the six-month term of the guarantee.
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
     In connection with the acquisition of Collective, on July 2, 2006, the Company entered into a note payable for $2,000 payable to the previous owners of Collective. The note bears interest at a rate of 5% and is payable in twelve quarterly payments, beginning September 30, 2006. As of July 7, 2007, Mr. Edward Ateyeh, former CEO of Collective and now the Company’s Executive Vice President of U.S. Services, was due $444 of the $2,000 note payable.

(7) SALES OF ACCOUNTS RECEIVABLE
     On November 27, 2006, the Company entered into an account purchase agreement (“the Agreement”) with Wells Fargo Bank National Association, acting through its Wells Fargo Business Credit (“WFBC”) operating division, whereby the Company may sell eligible accounts receivable to WFBC on a revolving basis. Under the terms of the Agreement, accounts receivable are sold to WFBC at their face value less a discount charge. The discount charge is based on the prime rate (currently 8.25% at July 7, 2007) plus a percentage, ranging from 1.5% to 2.0% per annum, depending on the volume of factored accounts receivable for the period from the date the receivable is sold to its collection date. At the date of sale, WFBC advances the Company ninety percent (90%) of the face amount of the accounts receivable sold. The remaining amount due, less the discount charged by WFBC, is paid to the Company when the accounts receivable are collected from the customer. Advances to the Company under the Agreement are collateralized by the accounts receivable pledged. Accounts receivable sales totaled $4.7 million for the three months ended July 7, 2007. WFBC has retained a security interest, as collateral under the Uniform Commercial Code, which includes all existing or arising accounts, the collected reserve account established and contract rights, inventory, and other assets to the extent they pertain to the purchased accounts receivable. In these transactions, the Company has surrendered control over the receivables in accordance with paragraph 9 of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” Under the terms of the sale, WFBC has the right to pledge or exchange the assets it receives. There are no conditions that both constrain WFBC from taking advantage of its right to pledge or exchange and provide more than a trivial benefit to the Company. The Company does not maintain effective control over the transferred assets. The Company accounts for these transactions as a sale, and removes the transferred receivables from the balance sheet at the time of sale. WFBC assumes the risk of credit losses on the transferred receivables, and the maximum risk of loss to the Company in these transactions arises from the possible non-performance of the Company to meet the terms of its contracts with customers. In accordance with SFAS 140, the fair value of this limited recourse liability is estimated and accrued based on the Company’s historical experience. At July 7, 2007, the amount due from WFBC was $316 and is included in prepaid expenses and other receivables in the Condensed Consolidated Balance Sheet. The discount charge recorded for the three months ended July 7, 2007 totaled $61. The discount charge is recorded in interest and other expense, net on the Condensed Consolidated Statement of Operations.
(8) BUSINESS SEGMENT AND INTERNATIONAL INFORMATION
     The Company is a systems integrator providing storage solutions for the mid-range enterprise market and has one reportable business segment. The Company has two operating segments which are identified by geographic regions: United States and Europe. These operating segments are aggregated into one reporting segment as they have similar economic characteristics and are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s operations are structured to achieve consolidated objectives. As a result, significant interdependence and overlap exists among the Company’s geographic areas. Accordingly, revenue, operating loss and identifiable assets shown for each geographic area may not be the amounts which would have been reported if the geographic areas were independent of one another. Revenue and transfers between geographic areas are generally priced to recover cost, plus an appropriate mark-up for profit. Operating loss is revenue less cost of revenues and direct operating expenses.
     A summary of the Company’s operations by geographic area is presented below:

	Three Months Ended
	July 7,	July 1,
	2007	2006
Revenue:
United States	$19,463	$25,382
Germany	6,889	5,777
France	3,972	7,742
United Kingdom	4,751	3,838

Total revenue	$35,075	$42,739

Operating income (loss):
United States	$(2,699)	$(1,534)

	Three Months Ended
	July 7,	July 1,
	2007	2006
Germany	301	(29)
France	(145)	155
United Kingdom	290	214

Total operating loss	$(2,253)	$(1,194)

	July 7,	April 7,
	2007	2007
Identifiable assets:
United States	$22,044	$22,995
Germany	10,529	10,698
France	10,190	13,674
United Kingdom	7,606	6,753
Ireland	268	310

Tangible assets	50,637	54,430
Goodwill and intangibles — United States	11,240	13,998
Goodwill — Europe	2,125	2,125

Total assets	$64,002	$70,553

     No single customer accounted for more than 10% of revenue for the three months ended July 7, 2007 or July 1, 2006.
(9) COMPREHENSIVE LOSS
     The components of comprehensive loss are as follows:

	Three Months Ended
	July 7,	July 1,
	2007	2006
Net loss	$(2,411)	$(869)
Foreign currency translation adjustment	118	(23)

Total comprehensive loss	$(2,293)	$(892)

(10) NET LOSS PER SHARE
     The following table sets forth the computation of basic and diluted loss per share: (in thousands, except per share data)

	Three Months Ended
	July 7,	July 1,
	2007	2006
Numerator:
Net loss	$(2,411)	$(869)
Amortization of preferred stock discount	(892)	(761)
Dividend on preferred stock	(783)	(724)

Net loss applicable to common stockholders	$(4,086)	$(2,354)

Denominator:
Basic and diluted weighted-average shares outstanding	38,989	36,048

Net loss per share applicable to common stockholders, basic and diluted	$(0.10)	$(0.07)

     Options and warrants to purchase 18,015,840 and 17,602,000 shares of common stock were outstanding at July 7, 2007 and July 1, 2006, respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive. The common share equivalents related to the convertible preferred stock were not included in the computation of diluted earnings per share as the effect would be anti-dilutive for all periods presented.
(11) STOCK-BASED COMPENSATION
Adoption of SFAS 123(R)
     Effective April 2, 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the fair value of stock-based employee compensation, including stock options and stock awards, be recognized as expense as the related services are performed. The Company used the modified prospective transition method to adopt the provisions of SFAS 123(R). Under this method, unvested awards at the date of adoption are amortized based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. SFAS 123(R) also changes the reporting of tax-related amounts within the statement of cash flows. Benefits of expected tax deductions in excess of recognized compensation costs (“windfall benefits”) are required to be recorded as a financing activity. The Company had no realized windfall tax benefit amounts for the three months ended July 7, 2007.
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
     The Company recorded $488 and $613 in stock-based compensation expense for the three months ended July 7, 2007 and July 1, 2006, respectively, with no net tax benefit recognized. Included in the stock-based compensation expense for the three months ended July 7, 2007 and July 1, 2006 is $235 and $62, respectively, related to restricted stock expense. The following table presents the stock-based compensation expense included in our cost of revenue and selling, general and administrative expenses for the three months ended July 7, 2007 and July 1, 2006:

	Three Months Ended
	July 7,	July 1,
	2007	2006
Service cost of revenue	$49	$49
Selling, general and administrative	439	564

Total stock-based compensation expense	$488	$613

     The fair value of each option granted during the three months ended July 1, 2006 is estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions (no options were granted during the three months ended July 7, 2007):

	Three Months Ended
	July 7,	July 1,
	2007	2006
Risk free interest rate	—	5.14%
Expected volatility	—	75.0%
Expected life in years	—	5.8
Dividend yield	—	None
Weighted-average fair value at grant date	—	$0.82
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
     The Company’s stockholders approved the 2001 Stock Incentive Plan (SIP), the 2001 Non-Employee Director Option Program (Program) and the 2001 Employee Stock Purchase Plan (ESPP) on July 11, 2001. Upon approval of these plans, all prior plans were terminated. Therefore, the Company will no longer issue options under its prior plans and has granted stock options under its SIP. Options currently outstanding under prior plans as of July 7, 2007 remain in effect in accordance with the respective terms of such plans. In the second quarter of fiscal year 2004, the Board approved the amended Stock Incentive Plan (the Amended SIP) to increase the number of shares issuable by 2,500,000 shares. Under the Amended SIP, the maximum aggregate number of shares of common stock available for grant was 6,500,000 shares, subject to annual increase pursuant to the “evergreen” provision of the Amended SIP. At the Company’s annual stockholder meeting on October 30, 2006, the Company’s stockholders approved an increase in the number of shares available under the 2001 SIP by 5,000,000 shares. A maximum of 1,200,000, 450,000 and 9,477,000 shares are authorized for issuance under the ESPP, the Program and the SIP, respectively. The Program functions as part of the SIP. The maximum contractual term of options issued under these plans is 10 years.
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
     Options granted typically vest over a period of three years from the date of grant. As of July 7, 2007, there were 6,745,179 shares available for grant.
     The Company has recorded approximately $234 and $546 of compensation expense relative to stock options for the three months ended July 7, 2007 and July 1, 2006, respectively, in accordance with SFAS 123(R). As of July 7, 2007, there was approximately $1,570 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.98 years. The following table summarizes the option activity under all equity plans for the three months ended July 7, 2007 as follows:

			Wtd. Avg.
		Wtd. Avg.	Contractual	Aggregate
	Options	Exercise	Term	Intrinsic
	Outstanding	Price	(years)	Value
Balance at April 7, 2007	9,423,411	$3.00
Granted	—	—
Exercised	(49,700)	0.55

			Wtd. Avg.
		Wtd. Avg.	Contractual	Aggregate
	Options	Exercise	Term	Intrinsic
	Outstanding	Price	(years)	Value
Forfeited/Expired	(497,006)	1.70

Balance at July 7, 2007	8,876,705	3.09	6.30	$2

Options exercisable at July 7, 2007	6,783,861	$3.70	5.4	$2

     The total intrinsic value of options exercised during the three months ended July 7, 2007 was $10.
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
Non-Employee Directors Option Program
     On July 11, 2001, the Company’s stockholders approved the 2001 Non-Employee Director Option Program which functions as part of the SIP described above. Upon approval of the Program, the 1994 Director’s Non-Qualified Stock Option Plan was terminated, although options currently outstanding under the prior plan shall remain in effect in accordance with the respective terms of such plan. Under the Program, each non-employee director elected to the Board of Directors following the effective date of the SIP will automatically be granted an option to acquire 50,000 shares of common stock at an exercise price per share equal to the fair market value of common stock on the date of grant. These options will vest and become exercisable in three equal installments on each anniversary of the grant date. Upon the date of each annual stockholders’ meeting, each non-employee director who has been a member of the Board of Directors for at least 11 months prior to the date of the stockholders’ meeting will receive an automatic grant of options to acquire 25,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. These options will vest and become exercisable in three equal installments on each anniversary of the grant date. As of July 7, 2007, there were options to purchase 575,000 shares outstanding under this program.
Employee Stock Purchase Plan
     On July 11, 2001, the Company’s stockholders approved the ESPP. A maximum of 1,200,000 shares of common stock is authorized for issuance under the ESPP. Under the ESPP, all employees of the Company, and its designated parents or subsidiaries, whose customary employment is more than five months in any calendar year and more than 20 hours per week are eligible to participate. The ESPP was implemented through overlapping offer periods of 24 months duration commencing each January 1 and July 1. Purchase periods generally commence on the second day of each offer period and terminate on the next following June 30 or December 31 respectively. The price per share at which shares of common stock are to be purchased under the ESPP during any purchase period is eighty-five percent (85%) of the fair market value of the common stock on the second day of the offer period or eighty-five percent (85%) of the fair market value of the common stock on the last day of the purchase period, whichever is lower. There were 51,909 shares purchased under the ESPP during the three months ended July 7, 2007. The ESPP plan is considered compensatory under SFAS 123(R). The Company recorded $19 and $10 in compensation expense for the three months ended July 7, 2007 and July 1, 2006, respectively, related to the ESPP plan. The fair value of the ESPP shares were estimated using the Black-Scholes model with the following assumptions calculated as of the beginning of the offering period: Risk free interest rate — 5.11%; Expected term — six months; Volatility: 67.0%; Dividend rate — none.

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
     The Company has recorded $235 and $57 of compensation expense relative to restricted stock awards for the three months ended July 7, 2007 and July 6, 2006, respectively, in accordance with SFAS 123(R). As of July 7, 2007, there was $2,263 of total unrecognized compensation costs related to the restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.04 years. Restricted stock activity under all plans is summarized as follows:

		Wtd. Avg. Remaining
	Restricted Stock	Contractual Term
	Outstanding	(years)
Non-vested restricted shares at April 7, 2007	3,662,058
Awarded	—
Vested	(323,668)
Cancelled/Forfeited	(385,000)

Non-vested restricted shares at July 7, 2007	2,953,390	1.04

     The weighted average grant-date estimated fair value of restricted stock awards granted during the three months ended July 7, 2007 was $.94 per share. The total estimated fair value of restricted stock awards vested was $118 for the three months ended July 7, 2007.
(12) PREFERRED STOCK
Series A Redeemable Convertible Preferred Stock
     On June 17, 2004, the Company sold 566,797 shares of Series A Redeemable Convertible Preferred Stock (the “Series A”) in a private placement financing at $26.46 per share, which raised $13,564 in net proceeds. The sale included issuance of warrants to purchase 1,624,308 shares of the Company’s common stock at an exercise price of $3.10 per share. The warrants are exercisable on or after December 20, 2004, and expire on June 17, 2015. Each share of the Series A is convertible into common stock any time at the direction of the holders. Each share of Series A is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series A was initially convertible into ten shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The issuance of Series B Redeemable Convertible Preferred Stock (the “Series B”) as discussed below, triggered the anti-dilution provisions of the Series A. Upon issuance of the Series B on November 2, 2005, the conversion price of the Series A was reduced from $2.6465 to $2.0650 per share. As of July 7, 2007, each share of

Series A was convertible into approximately 12.8 shares of common stock. As part of the private placement, a representative of the investors joined the Company’s Board of Directors.
     The Series A contains a beneficial conversion discount because the Series A was priced based on 90% of the average closing price of the Company’s common stock during the 20 trading days prior to the Series A issuance. The beneficial conversion discount was computed at $8,835 including $3,000 attributable to the estimated fair value of the warrants. The estimated fair value of the warrants was computed based on the Black-Scholes valuation model using the following assumptions: Risk free rate — 4.71%; Volatility — 87%; Expected life — 10 years. The beneficial conversion discount is amortized as a non-cash charge to retained earnings, and included in the computation of earnings per share, over the five year period using the effective interest method from the Series A issuance date until the first available redemption date. Accumulated amortization of the beneficial conversion discount was $4,346 and $3,889 at July 7, 2007 and April 7, 2007, respectively. At July 7, 2007, the Series A is recorded net of the unamortized discount of $4,489.
     The Series A carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. At July 7, 2007, the Company had accrued dividends of $3,953 for the Series A. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series A will be senior in all respects to all other equity holders of the Company, except that they will be junior to the holders of the Series B. The Company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.
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
     Accordingly, on November 2, 2005, 1,582,023 shares of Series B were issued at a purchase price of $12.6420 per share, which was equal to ten times 90% of the average closing price of the Company’s common stock during the 15 trading days prior to the Series B issue date. The sale of Series B raised $19,140 in net proceeds. The Series B is convertible any time at the direction of the holders. Each share of Series B is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series B is initially convertible into ten shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The Series B financing included the issuance of warrants to purchase 5,932,587 shares of the Company’s common stock at an exercise price of $1.26 per share. The warrants are exercisable immediately and have a ten year life. As part of the private placement, the Series B investors have the right to elect a director to the Company’s Board of Directors. As of July 7, 2007, the Series B holders have not yet elected to designate a director nominee. In conjunction with the Series B financing, the rights, preferences and privileges of the Series A were amended to: (i) remove the conversion limitation which previously limited the number of shares of common stock that could be issued upon aggregate conversions of the Series A; (ii) revise the liquidation preferences of the Series A in light of the issuance of the Series B; and (iii) make conforming changes to the preemptive rights of the Series A to reflect the issuance of the Series B.
     The Series B contains a beneficial conversion discount because the Series B was priced based on 90% of the average closing price of the Company’s common stock during the 15 trading days prior to the Series B issuance. The beneficial conversion discount is computed at $10,169 including $2,490 attributable to the estimated fair value of the warrants. The estimated fair value of the warrants was computed based on the Black-Scholes valuation model using the following assumptions: Risk free rate — 4.58%; Volatility — 84%; Expected life — 10 years. The beneficial conversion discount is amortized as a non-cash charge to retained earnings, and included in the computation of earnings per share, over the five year period using the effective interest method from the Series B issuance date until the first available redemption date. Accumulated amortization of the beneficial conversion was $2,626 and $2,191 at July 7, 2007 and April 7, 2007, respectively. At July 7, 2007, the Series B is recorded net of the unamortized discount of $7,543.
     The Series B carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. At July 7, 2007, the Company had accrued dividends of $2,752 for the Series B. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series B is senior in all respects to all other equity holders of the Company. The Company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.
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
(13) RELATED-PARTY TRANSACTIONS
     As discussed in Note 12, EMC was a participating investor in the Series A and Series B offerings. EMC contributed $4,000 of the $15,000 gross proceeds in the Series A offering and $5,000 of the $20,000 gross proceeds in the Series B offering. As of July 7, 2007, EMC beneficially owned 7,808,405 shares, or 11% of the Company’s common stock assuming conversion of the Series A and Series B and related warrants. At July 7, 2007 and April 7, 2007, there was $11,470 and $20,131 payable to EMC and $1,884 and $2,518 in trade receivables due from EMC, respectively. Professional service sales to EMC totaled $2,569 and $390 in the three months ended July 7, 2007 and July 1, 2006, respectively. The sale of EMC products accounted for 88% and 56% of net product revenue and total revenue, respectively in the three months ended July 7, 2007 and 89% and 70% of net product revenue and total revenue, respectively in the three months ended July 1, 2006.
     As discussed in Note 12, the holders of the Series A appointed Mr. Pehl to the Company’s Board of Directors. Mr. Pehl was formerly a director at Advent International. As of July 7, 2007, Advent beneficially owned 32% of the Company’s common stock, assuming conversion of the Series A and Series B and related outstanding warrants.

     In the normal course of business, the Company sells and purchases goods and services to and from subsidiaries of Canopy. Goods and services purchased from companies affiliated with Canopy were $30 and $30 for the three months ended July 7, 2007 and July 1, 2006, respectively. There were no goods and services sold to companies affiliated with Canopy for the three months ended July 7, 2007 and July 1, 2006, respectively. Mr. Heinz currently serves as the Managing Director of Canopy Venture Partners, LLC, a venture capital firm and an affiliate of The Canopy Group. As of July 7, 2007, Canopy beneficially owned 21% of the Company’s common stock, assuming conversion of the Series A and Series B and related outstanding warrants. Canopy also acts as a guarantor related to the Company’s loan agreement with Comerica, and the Company has issued warrants to Canopy in connection therewith (see Note 6).
     As discussed in Note 2, part of the purchase price of the Collective acquisition was a $2,000 note payable. Approximately $444 of this amount is payable to Mr. Edward Ateyeh, former CEO of Collective and now the Company’s Executive Vice President of U.S. Services.
(14) INCOME TAXES
     On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
     The Company adopted the provisions of FIN 48 on April 8, 2007. There were no unrecognized tax benefits as of the date of adoption. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties on the Company’s balance sheet as of July 7, 2007 and April 7, 2007, and has recognized $0 in interest and/or penalties in its statement of operations for the three months ended July 7, 2007.
     With limited exception, the Company is subject to taxation in the U.S., California and 37 other jurisdictions and five countries in which the Company has operations in Europe. The Company’s tax years for 1997 and forward are subject to examination, depending on tax jurisdiction.
     The adoption of FIN 48 did not impact the Company’s financial condition, results of operations, or cash flows. At April 8, 2007, the Company had net deferred tax assets of $60,598. The deferred tax assets are primarily composed of federal, state and foreign tax net operating loss carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.
(15) NEW ACCOUNTING PRONOUNCEMENTS
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the impact, if any, of adopting SFAS 159 on our consolidated results of operations and financial condition, however, the impact is not expected to be material.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our interim consolidated financial statements and notes thereto which appear elsewhere in this Quarterly Report on Form 10-Q and the MD&A contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on July 23, 2007. The following discussion contains forward-looking statements and should also be read in conjunction with the risk factors set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.
     The MD&A that follows is designed to provide information that will assist readers in understanding our consolidated financials statements, changes in certain items in those statements from year to year and the primary factors that caused those changes and how certain accounting principles, policies and estimates affect our financial statements.
Forward Looking Statements and Safe Harbor
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements regarding our expectations, hopes or intentions regarding the future. All statements included in this report that are not historical or based on historical facts constitute “forward-looking statements.” Words such as “expect,” “believe,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “seek,” “estimate,” “should,” “may,” “assume,” and “continue,” as well as variations of such words and similar expressions, also identify forward-looking statements. In particular, this Quarterly Report on Form 10-Q contains forward-looking statements regarding:
•	our belief that by providing a combination of systems, software, services and solutions to meet customers’ needs, we will be able to grow revenues and achieve profitability;

•	our expectations regarding the level of product revenue in the remainder of fiscal 2008;

•	our belief that our strategy will achieve higher service revenue and improved margins over time;

•	our expectations regarding our product margin percentage in the remainder of fiscal 2008;

•	our expectations regarding service revenue and margins in the remainder of fiscal 2008;

•	our expectation that service revenue growth may be improved as we shift emphasis from certain OEM relationships to direct selling;

•	our belief that our current cash and receivable balances, as supplemented by our financing arrangements, will be adequate to fund operations for at least the next 12 months; and

•	our business outlook, including all statements in the section titled “Outlook” below.
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

Overview and Executive Summary
     Our financial objective is to achieve profitable growth. Management believes that by providing a combination of systems, software, services and solutions to meet customers’ needs, we will be able to grow revenues and achieve profitability. In March 2003, we became a reseller and service provider of EMC storage systems and software, pursuant to a reseller agreement with EMC Corporation. This shift from a developer of technology to a reseller and total information storage infrastructure solutions provider has had the following primary financial implications:
•	We increased net product revenue significantly during the years immediately after the reseller agreement was signed. We recorded net product revenue of $116.5 million in fiscal year 2006, a 24% increase from fiscal year 2005, and $113.6 million in fiscal year 2007, a slight decrease of 2.3% from fiscal year 2006. For the three months ended July 7, 2007, we recorded net product revenue of $22.1 million, a 33% decrease over the comparable period of fiscal year 2007. We invested heavily in sales and service resources which led to increased losses in fiscal year 2005. In fiscal year 2006, we moderated headcount additions and reduced spending which led to decreased operating losses as compared to fiscal year 2005. In fiscal year 2007, our strategy was modified to place more emphasis on services in an effort to improve margins. We acquired Collective at the beginning of the second quarter of fiscal year 2007 and refocused our sales force on more complex, service-rich transactions. As a result, fiscal year 2007 net product revenues were flat. The decrease in net product revenues in fiscal year 2008 reflects the continuing shift from product to service sales. The percentage decrease was also higher due to $4.1 million in product fulfillment transactions recorded in the first quarter of fiscal year 2007.

•	Professional services sold directly to end-user customers is a principal focus of MTI. The Collective acquisition in July 2006 provided us with trained consultants and methodologies to deliver professional services. Although we expect direct engagements to grow, year-over-year comparisons will be negatively impacted by lower sub-contract professional service sales.

•	Maintenance revenue has been negatively impacted due to the comprehensive warranty provided on EMC products. We resell EMC hardware products with up to a three-year warranty and a seven-day, twenty-four hour service level. In contrast, MTI proprietary products were generally sold with a one year warranty and a five day, nine hour service level. Therefore, the sale of proprietary products provided an opportunity to generate maintenance revenue earlier due to the shorter warranty period and allowed the Company to generate maintenance revenue during the warranty period by selling maintenance contracts increasing the service level to seven days a week, twenty-four hours a day.
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
     On July 2, 2006, we completed the acquisition of Collective Technologies, LLC (“Collective”), a provider of enterprise-class IT infrastructure services and solutions (see Note 2 to our condensed consolidated financial statements). As a result of this acquisition, we are able to offer customers an expanded solutions and services portfolio, which includes:
•	Business Continuity (Disaster Recovery and Back-up and Recovery)

•	Virtualization Technology

•	Infrastructure Consolidation and Migration

•	Mail and Messaging

•	High Density Computing

•	Data Storage Solutions and Assessments

•	Systems Management

•	Data Management, Migration and Consulting
     Our financial results for the first quarter of fiscal 2008 include the full quarter results of operations of Collective. As such, the results of operations for the three months ended July 7, 2007 are not comparable to the comparable period of the prior fiscal year. These comparisons are further discussed below in “Results of Operations.” Also, see Note 2 to the condensed consolidated financial statements.
     Key financial highlights for the first quarter of fiscal 2008 include:
•	Service Revenues— We grew service revenues by 36% in the first quarter of fiscal year 2008 compared to the same period of the prior fiscal year, reflecting our emphasis on professional services and the effect of the Collective acquisition;

•	Gross Profit Margins — We recorded net product and service gross profit percentage of 22% and 23%, respectively in the first quarter of fiscal 2008 compared to 18% and 19%, respectively in the same quarter of the prior fiscal year; reflecting a shift to sales of more complex service solutions and the absence of product fulfillment transactions recorded in the first quarter of fiscal year 2007;

•	Selling, General and Administrative Expenses — Selling, general and administrative expenses were 8% higher in the first quarter of fiscal year 2008 compared to the same period of the prior fiscal year due primarily to the Collective acquisition.
Outlook
     The following information summarizes management’s outlook for the remainder of fiscal 2008:
•	We expect net product revenue to continue to be lower in fiscal year 2008 as we become more balanced between product and services revenue and due to a reduction in domestic sales headcount. We expect net product revenue to follow, to some extent, the seasonal patterns experienced in fiscal year 2007.

•	We believe product margins will benefit from our focus on selling more complex, service-rich solutions. However, our product margins can be volatile and are subject to many factors including competitive market forces.

•	We expect service revenue to decline year-over-year due primarily to reduced sub-contract revenues.

•	We expect operating expenses to be lower in the second half of fiscal year 2008 compared to the second half of fiscal year 2007 as we completely integrate Collective’s operations and realize the full effects of our restructuring activities, including headcount, facility and other operating cost reductions.

Critical Accounting Policies
     The preparation of the consolidated financial statements requires estimates and judgments that affect the reported amounts of revenues, expenses, assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities. Critical accounting policies are defined as those that are most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and could potentially produce materially different results under different assumptions and conditions. For a detailed discussion of the application of the following critical accounting policies and other accounting policies, see Notes to the Condensed Consolidated Financial Statements on our Form 10-K for the fiscal year ended April 7, 2007.
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
     In light of our acquisition of Collective and our growing emphasis on integration and consulting services, we performed an evaluation of the financial statement presentation of product revenue on a gross versus net margin basis. We concluded that the current method of accounting for product revenue on a gross method is appropriate.
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

     Income taxes. We are required to estimate our income taxes, which includes estimating our current income taxes as well as measuring the temporary differences resulting from different treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets or liabilities. We apply SFAS 109, “Accounting for Income Taxes". Under the asset and liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse, net of a valuation allowance. We have recorded a full valuation allowance against our deferred tax assets as management has determined that it is more likely than not that these assets will not be utilized. In the event that actual results differ from our estimates, our provision for income taxes could be materially impacted.
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
     Inventories. Our inventory consists of spare parts inventory and production inventory. Spare parts inventory is used for product under maintenance contracts and warranty, and is not held for re-sale. As of July 7, 2007, we had net spare parts inventory of $0.6 million and net production inventory of $2.4 million. Inventories are valued at the lower of cost (first-in, first-out) or market, net of an allowance for obsolete, slow-moving, and unsalable inventory. The allowance is based upon management’s review of inventories on-hand, historical product sales, and future sales forecasts. Historically, we used rolling forecasts based upon anticipated product orders to determine our component and product inventory requirements. As a reseller, we primarily procure inventory upon receipt of purchase orders from customers and as a result we believe the risk of EMC production inventory obsolescence is low. At times, in order to take advantage of favorable pricing, we may procure inventory in advance of receiving customer orders. Our allowance for spare parts inventory is calculated based on a review of product lifecycles and comparison to current and projected maintenance revenue. As maintenance contracts expire and are not renewed, the amount of spare parts inventory needed to support the legacy installed base decreases. Management regularly evaluates the carrying value of the spare parts inventory relative to the remaining legacy maintenance contracts. If we overestimate our product or component requirements, we may have excess inventory, which could lead to additional excess and obsolete charges.

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

	Three Months Ended
	July 7,	July 1,
	2007	2006

Net product revenue	63.1%	77.8%
Service revenue	36.9	22.2

Total revenue	100.0	100.0

Product gross profit	21.8	18.5
Service gross profit	23.0	19.2

Gross profit	22.2	18.6
Selling, general and administrative	28.2	21.4
Amortization of intangible assets	0.4	—
Restructuring charges	0.1	—

Operating loss	(6.5)	(2.8)
Interest and other income (expense), net	(0.6)	0.1
Gain (loss) on foreign currency transactions	0.2	0.7
Income tax expense	—	—

Net loss	(6.9)%	(2.0)%

     Net product revenue: The components of net product revenue by geographic region for the first quarter of fiscal years 2008 and 2007 are shown in the table below (in millions):

	Three Months Ended July 7, 2007			Three Months Ended July 1, 2006
	US	Europe	Total	US	Europe	Total

Server revenue	$8.6	$7.8	$16.4	$15.7	$9.7	$25.4
Software revenue	3.8	0.9	4.7	4.2	0.7	4.9
Tape library revenue	0.2	0.8	1.0	1.4	1.6	3.0

Total net product revenue	$12.6	$9.5	$22.1	$21.3	$12.0	$33.3

     Net product revenue for the first quarter of fiscal year 2008 decreased $11.2 million, or 33.6% from the same quarter of the prior fiscal year. This decrease was comprised of a decrease of $8.7 million and $2.5 million in both domestic and international product revenue, respectively. The decrease in net product revenue was comprised of decrease in server and software revenue of $9.2 million and a decrease in tape library revenue of $2.0 million. Server, software and tape library revenue accounted for 74%, 21% and 5% of total net product revenue in the first quarter of fiscal year 2008 as compared to 76%, 15% and 9% for the same quarter of the prior fiscal year, respectively. We believe the decrease in net product revenue is primarily the result of our strategy to place more emphasis on selling services, in an effort to improve margins, a reduction in sales headcount as a result of the restructuring of our domestic sales force in the third quarter of fiscal year 2007, and $4.1 million in product fulfillment sales in the first quarter of fiscal year 2007. In addition, the beginning product order backlog for the first quarter of fiscal year 2008 totaled $2.3 million compared to $4.8 million in the same quarter of the prior fiscal year. In the first quarter of fiscal year 2008, sales of EMC products represented $19.5 million, or 88% of total net product revenue compared with $29.7 million or 90% of total net product revenue for the same quarter of the prior year.
     Service Revenue: The components of service revenue for the third quarter of fiscal 2008 and 2007 are shown in the table below (in millions):

	Three Months Ended July 7, 2007			Three Months Ended July 1, 2006
	US	Europe	Total	US	Europe	Total
Professional services revenue	$4.8	$1.3	$6.1	$1.7	$1.2	$2.9
Maintenance revenue	2.1	4.8	6.9	2.4	4.2	6.6

Total service revenue	$6.9	$6.1	$13.0	$4.1	$5.4	$9.5

     Total service revenue for the first quarter of fiscal year 2008 increased $3.5 million, or 36% from the same quarter of the prior fiscal year. This increase was comprised of a $3.2 million increase in professional services revenue and a $0.3 million increase in maintenance revenue. The increase in professional services revenue is primarily related to the acquisition of Collective which was closed at the beginning of the second quarter of fiscal year 2007. The remainder of the professional services increase was due to a $0.1 million increase in professional services revenue in Europe resulting from a new initiative to sell professional services engagements not associated with product sales.
     Professional service engagements associated with product sales in the United States decreased corresponding with the year-over-year decline in product sales. We have not achieved the level of increase in professional service engagements initially anticipated from the Collective acquisition. The integration of the acquired services organization is taking longer to accomplish than planned. Most EMC hardware products are sold with up to a 3-year, 24x7 warranty. As a result, any maintenance revenue associated with post-warranty service contracts for those hardware product sales would not occur until expiration of the warranty period which has been an impediment to growth. Domestic legacy product sales continued to decline causing a decrease in maintenance revenue. Europe has been more successful in retaining existing customers, and maintenance revenues also benefited from currency fluctuations.
     Product Gross Profit: Product gross profit was $4.8 million for the first quarter of fiscal year 2008, a decrease of $1.3 million or 21% from the same quarter of the prior fiscal year. The gross profit percentage for net product sales was 22% for the first quarter of fiscal year 2008 compared to 18% for the same quarter of the prior fiscal year. The increase in the product gross profit percentage was due to increases in margins both domestically and in Europe.
     Service Gross Profit: Service gross profit was $3.0 million for the first quarter of fiscal year 2008, an increase of $1.2 million, or 64% from the same quarter of the prior fiscal year. The service gross profit percentage was 23% in the first quarter of fiscal year 2008 compared to 19% in the same quarter of the prior fiscal year. The increase in service gross profit was primarily due to increased professional services margins as a result of the acquisition of Collective as discussed above. Also contributing to the increased service gross profit margin was a decrease in sub-contractor consulting costs. Due to the consultants acquired with Collective, we did not rely as heavily on sub-contractors to deliver complex services in this period.
     Selling, General and Administrative: Selling, general and administrative expenses for the first quarter of fiscal year 2008 increased $0.8 million, or 8% from the same quarter of the prior fiscal year. As a percentage of total revenue, selling, general and administrative expenses for the first quarter of fiscal 2008 were 28% as compared to 21% for the same quarter of the prior year. The increase in selling, general and administrative expenses was due primarily to the costs added as a result of the acquisition of Collective. These costs were offset by reductions in salary and commission expenses as a result of decreased headcount and other cost reduction measures.
     Amortization of Intangible Assets: We recorded amortization charges of $0.1 million in the first quarter of fiscal year 2008. This charge is related to the amortization of intangible assets acquired in the acquisition of Collective which was closed in the second quarter of fiscal year 2007.
     Restructuring: The restructuring charge in the first quarter of fiscal year 2008 was comprised of charges related to the 2002 restructuring plan. These charges were related to a $48 charge for additional expenses incurred associated with exiting the German facility, partially offset by a $24 reduction in the abandonment reserve as a result of renegotiating our France office lease.

     Interest and Other Expense, Net: Interest and other expense, net for the first quarter of fiscal year 2008 increased $0.3 million in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007. The fluctuation was primarily due to increased interest expense due to the amortization of the warrant issued to Canopy in exchange for an extension of its guarantee of our line of credit, the expense associated with the sales of eligible accounts receivable through Wells Fargo Business Credit and interest on the note payable to the previous owners of Collective.
     Gain (loss) on Foreign Currency Transactions: We recorded gains on foreign currency transactions of $62 and $313 in the three months ended July 7, 2007 and July 1, 2006, respectively. The decrease in the foreign currency gains resulted from the weakening value of the US Dollar as compared to the Euro and the British Pound Sterling during the first quarter of fiscal year 2008.
     Income Taxes: On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
     We adopted the provisions of FIN 48 on April 8, 2007. There were no unrecognized tax benefits as of the date of adoption. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.
     Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0 accrued for interest and penalties on our balance sheet as of July 7, 2007 and April 7, 2007, and have recognized $0 in interest and/or penalties in our statement of operations for the three months ended July 7, 2007.
     With limited exception, we are subject to taxation in the U.S., California and 37 other jurisdictions and five countries that the Company has operations in Europe. Our tax years for 1997 and forward are subject to examination, depending on tax jurisdiction.
     The adoption of FIN 48 did not impact our financial condition, results of operations, or cash flows. At April 8, 2007, we had net deferred tax assets of $60,598. The deferred tax assets are primarily composed of federal, state and foreign tax net operating loss carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.
Liquidity and Capital Resources
     As of July 7, 2007, we had cash and cash equivalents of $6.8 million, compared to $11.4 million as of April 7, 2007. Net cash used in operating activities in fiscal year 2008 was $4.7 million. This was primarily due to the $2.4 million net loss and a $3.6 million decrease in accounts payable and accrued expenses, partially offset by a $1.8 million decrease in accounts receivable.
     In November 2002, we entered into an agreement with Comerica Bank for a line of credit of $7.0 million at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by The Canopy Group, Inc. (“Canopy”). On May 31, 2007, we renewed the Comerica line of credit through November 30, 2007 (we had previously renewed the line of credit on December 21, 2006 and June 20, 2006 extending its maturity through November 30, 2006 and May 31, 2007, respectively). On June 18, 2007 Canopy renewed its letter of credit guarantee through December 31, 2007 (Canopy had previously renewed its guarantee on June 20, 2006 and November 21, 2006 through December 31, 2006 and June 30, 2007, respectively). As of July 7, 2007, there was $5.2 and $0.3 in borrowings and letters of credit outstanding, respectively, under the Comerica Loan Agreement and $1.5 million was available for borrowing.
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
     On November 21, 2006, Canopy modified its amended waiver and consent which terminated the requirement to pay-down the indebtedness to Comerica and extended their letter of credit guarantee through June 30, 2007. In exchange for this waiver and consent amendment, we issued a warrant to Canopy to purchase an additional 125,000 shares of its common stock at an exercise price of $0.73 per share, the market price on the date of grant. The warrant is exercisable immediately and has a five year life. The fair value of the warrant was estimated using the Black-Scholes valuation model to be approximately $59, using the following assumptions: Risk free rate — 4.60%; Volatility — 75%; Expected life — 5 years. This amount was amortized into expense over the six-month term of the guarantee.
     On June 22, 2007, Canopy modified its amended waiver and consent which terminated the requirement to pay-down the indebtedness to Comerica and extended their letter of credit guarantee through December 31, 2007. In exchange for this waiver and consent amendment, we issued a warrant Canopy to purchase an additional 125,000 shares of its common stock at an exercise price of $0.37 per share, the market price on the date of grant. The warrant is exercisable immediately and has a five year life. The fair value of the warrant was estimated using the Black-Scholes valuation model to be approximately $30, using the following assumptions: Risk free rate — 5.02%; Volatility — 75%; Expected life — 5 years. This amount was amortized into expense over the six-month term of the guarantee.
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
     The shares issued as consideration in the transaction were subject to a 12 month lock-up agreement and have piggyback registration rights. On October 30, 2006, we also issued 703,597 restricted shares and 1,761,711 stock options to former employees of Collective that were hired in connection with the transaction. The purchase price was subject to certain adjustments specified in the Asset Purchase Agreement. On July 11, 2007, MTI and the sellers agreed to a final payment schedule related to the working capital adjustment.
     On November 27, 2006, we entered into an account purchase agreement (“the Agreement”) with Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit (“WFBC”) operating division whereby we may sell eligible accounts receivable to WFBC on a revolving basis. Under the terms of the Agreement, accounts receivable are sold to WFBC at their face value less a discount charge (based on the prime rate, currently 8.25%, plus a percentage, ranging from 1.5% to 2.0% per annum) depending on the volume of factored accounts receivable for the period from the date the receivable is sold to its collection date. At the date of sale, WFBC advances us ninety percent (90%) of the face amount of the accounts receivable sold. The remaining amount due, less the discount charged by WFBC, is paid to us when the account receivable is collected from the customer. Advances we receive under the Agreement are collateralized by the accounts receivable pledged. Accounts receivable sales were $4.7 million for the three months ended July 7, 2007. In these transactions, we have surrendered control over the receivables in accordance with paragraph 9 of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140). Under the terms of the sale, WFBC has the right to pledge or exchange the assets it receives. There are no conditions that both constrain WFBC from taking advantage of its right to pledge or exchange and provide more than a trivial benefit to us. We do not maintain effective control over the transferred assets. We account for these transactions as a sale, and remove the transferred receivables from the balance sheet at the time of sale. WFBC assumes the risk of credit losses on the transferred receivables, and the maximum risk of loss to us in these transactions arises from the possible non-performance by us to meet the terms of our contracts with customers. In accordance with paragraph 113, of SFAS 140, the fair value of this limited recourse liability is estimated and accrued based on our historical experience. At July 7, 2007, the amount due from WFBC was $316 and is included in prepaid expenses and other receivables in the Condensed Consolidated Balance Sheet. The discount charge recorded for the three months ended July 7, 2007 totaled $61. The discount charge is recorded in interest and other expense, net on the Condensed Consolidated Statement of Operations.
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

     We are currently discussing an increase in our line of credit with our lender and Canopy to approximately $10.0 million. We contemplate that Canopy would receive a security interest in certain of our assets as consideration for the proposed extension in the line of credit. Any such increase in the line of credit may require third party approvals, which are not within our control. Discussions are still preliminary and there can be no assurance that we will reach agreement with our lender and Canopy, nor that any necessary approvals will be secured.
     Our principal sources of liquidity is cash and cash equivalents. We believe that our current cash and receivable balances, as supplemented by our financing arrangements, will be adequate to fund operations for at least the next 12 months if we are able to achieve the increase in our line of credit as described above. Our credit terms with EMC are net 45 days from shipment. Our credit terms with our customers generally range from 30 to 60 days. Often there is a gap between when we pay EMC and when we ultimately collect the receivable from our customer. This gap is funded by our working capital. If we do not achieve additional availability under our credit line, if we experience a significant deterioration in our receivable collections, or if we are not successful in growing revenues and improving operating margins, we will need to seek additional sources of liquidity to fund operations.
     Our future is dependent upon many factors, including but not limited to, improving revenues and margins, continuing our relationship with EMC, expanding our service offerings, completing and successfully integrating our recent acquisition of Collective, receiving market acceptance of new products and services, recruiting, hiring, training and retaining qualified personnel, forecasting revenues, controlling expenses and managing assets. If we are not successful in these areas, our future results of operations could be adversely affected. If we need additional funds, there are no assurances that adequate financing will be available on acceptable terms, if at all. We may in the future seek additional financing from public or private debt or equity financing or sales of assets. There can be no assurance such financing will be available on terms favorable to us or at all, or that necessary approvals to obtain any such financing will be received. To the extent any such financing involves the issuance of equity securities, existing stockholders could suffer dilution.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     Our European operations transact in foreign currencies, which exposes us to financial market risk resulting from fluctuations in foreign currency exchange rates, particularly the British Pound Sterling and the Euro. We have used and may, in the future, use hedging programs, currency forward contracts, currency options and/or other derivative financial instruments commonly used to reduce financial market risks. As of July 7, 2007, we had no outstanding forward contracts. Should we decide to use hedging programs in the future, there can be no assurance that such actions will successfully reduce our exposure to financial market risks.
     Our exposure to short-term interest rate fluctuations is limited to our short-term borrowings under our line of credit. As of July 7, 2007, the balance on our line of credit was $5.2 million. Therefore, a 1% increase in interest rates would increase annual interest expense by $0.05 million.
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
Changes in Internal Control over Financial Reporting
     In the first quarter of fiscal year 2008, we implemented changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These remediation measures were implemented to address the control deficiencies and material weakness disclosed in our Annual Report on Form 10-K filed with the SEC on July 23, 2007. The remediation measures included the following:

•	Our Chief Financial Officer and/or experienced financial consultants retained by us review and approve the work performed by our corporate controller, including work on unusual or complex transactions and the consolidation of financial information.

•	Our access controls for our general ledger software have been updated to permit only the accounting manager and one other staff person to post journal entries and/or make other adjustments to the general ledger. All of their work will be reviewed and approved by our corporate controller. Our Chief Financial Officer and/or experienced financial consultants retained by us will seek to ensure these procedures are performed and will document their review on a quarterly basis.

•	Experienced financial consultants have been retained to augment our accounting and financial resources and assist us in appropriately identifying, interpreting and resolving the application of existing or new financial accounting standards and reporting requirements as well as the completeness and accuracy of our accounting information.
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
     The sale of EMC products accounted for 88% and 56% of net product revenue and total revenue, respectively, for the three month periods ended July 7, 2007 and 89% and 70% of net product revenue and total revenue, respectively for the three months ended July 1, 2006. We may fail to obtain required storage products in a timely manner or to obtain it in the quantities we desire in the future. If EMC were to decide to modify its channel strategy, it may cease supplying us with its storage products. If EMC were to unexpectedly cancel the reseller agreement, we may be unable to find other vendors as a replacement in a timely manner or of acceptable quality. Any interruption or delay in the supply of EMC storage products, or the inability to obtain these products at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. This lost storage product revenue could harm our business, financial condition and operating results, rendering us unable to continue operating at our current level of operations.
     In the second quarter of fiscal 2005 we became an EMC Premier Velocity Partner, which has allowed us to earn certain performance based and service rebates. We recorded EMC rebates of $ 1.7 million and $0.4 million in fiscal year 2007 and the three months ended July 7, 2007, respectively. There is no guarantee that we will earn these rebates in the future or that EMC will continue to offer such rebate program. Our failure to receive these performance rebates could have an adverse impact on our results of operations.
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
     We are currently discussing an increase in our line of credit with our lender and Canopy to approximately $10.0 million. We contemplate that Canopy would receive a security interest in certain of our assets as consideration for the proposed extension in the line of credit. Any such increase in the line of credit may require third party approvals, which are not within our control. Discussions are still preliminary and there can be no assurance that we will reach agreement with our lender and Canopy, nor that any necessary approvals will be secured.
     We believe that our current cash and receivable balances, as supplemented by our financing arrangements, will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months if we are able to achieve the increase in our credit line as described above. Projections for our capital requirements are subject to numerous uncertainties, including the cost savings expected to be realized from the restructuring, the actual costs of the integration of Collective, the amount of service and product revenue generated in fiscal year 2008 and general economic conditions. If we do not achieve additional availability under our credit line, if we do not realize substantial cost savings from our restructuring, improve revenues and margins, successfully integrate Collective and achieve profitability, we will need to seek additional funds in order to carry on our operations, and may seek to raise such funds through bank borrowings or public or private offerings of equity or debt securities or from other sources, which would likely require the approval of the Series A and Series B investors. No assurance can be given that our Series A and Series B investors will consent to such new financing, that additional financing will be available or that, if available, will be on terms favorable to us. If additional financing is required but not available to us, we would have to implement additional measures to conserve cash and reduce costs, which may include, among other things, making additional cost reductions. However, there is no assurance that such measures would be successful. Our failure to raise required additional funds would adversely affect our ability to:
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
     We have a history of recurring losses and net cash used in operations. In fiscal year 2007 and the first three months of fiscal year 2008, we incurred net losses of $11.2 million and $2.4 million, respectively. Our cash used in operations was $3.8 million and $4.7 million for fiscal year 2007 and the first three months of fiscal year 2008, respectively. We had a $1.6 million deficit in working capital as of July 7, 2007.
     In fiscal 2005 we implemented restructuring activities related to the closure of our Dublin, Ireland facility. In the second quarter of fiscal year 2007, we implemented additional restructuring activities associated with the reorganization of the company as a result of the acquisition of Collective. These measures included reductions in our workforce and the partial or complete closure of certain under-utilized facilities, including offices. We cannot predict with any certainty the long-term impact of our workforce reductions. Reductions in our workforce could negatively impact our financial condition and results of operations by, among other things, making it difficult to motivate and retain the remaining employees, which in turn may affect our ability to sell products and deliver services in a timely fashion. We also cannot assure you that these measures will be successful in achieving the expected benefits within the expected time frames, or at all, or that the workforce reductions will not impair our ability to achieve our current or future business objectives.
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
     We have identified a material weakness in our internal control over financial reporting as of April 7, 2007 arising from a combination of significant deficiencies in internal control, as discussed in Part II, Item 9A of our Annual Report on Form 10-K. In addition, due to the identification of the material weakness in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 7, 2007 our disclosure controls and procedures were not effective.
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
     As of July 7, 2007, The Canopy Group, Inc. (“Canopy”) beneficially owned 21% of the Company’s common stock assuming conversion of the Series A and Series B and related warrants outstanding, but excluding outstanding options. Mr. Ron Heinz was elected to our Board of Directors on October 30, 2006 and is the Managing Director of Canopy Venture Partners, LLC, a venture capital firm and an affiliate of The Canopy Group.
     In addition, the holders of our Series A and Series B, as a result of their acquisition of securities issued in our June 2004 and November 2005 private placements, currently beneficially own approximately 44% of the Company’s outstanding common stock, assuming conversion and exercise of all shares of preferred stock and warrants which they presently hold. Other than with respect to the election of directors, the holders of Series A and Series B generally have the right to vote on any matter with the holders of common stock, and each share of Series A is entitled to 8.5369 votes and each share of Series B is entitled to 8.7792 votes. The approval of the holders of a majority of the Series A and Series B, each voting as a separate class, will be required to approve certain corporate actions, including:
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

     During the first year of the acquisition, we have retained the majority of Collective’s revenue streams and introduced their service offerings into our direct selling effort. The rate of growth of direct sales of Collective services has been slower than anticipated. Also, the integration of administrative processes has not been completed.
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
     In the first quarter of fiscal year 2008, 66%of our total revenue was recorded in the last month of the quarter. We expect this pattern to continue, and possibly to increase, in the future. This uneven pattern makes our ability to forecast revenues, earnings and working capital requirements for each quarter difficult and uncertain. If we do not receive orders that we have anticipated or complete shipments within a given quarter, our results of operations could be harmed materially for that quarter. Additionally, due to receiving a significant portion of our orders in the last month of the quarter, we may experience a situation in which we have exceeded our credit limits with our vendors, thereby making our ability to ship to our customers within the necessary time frame very difficult. If we experience such situations and are unable to extend our credit limits with our vendors, this could materially harm our results of operations.
We are subject to financial and operating risks associated with international sales and services.
     International sales and services represented approximately 38% and 45% of total revenue for fiscal year 2007 and the first three months of fiscal year 2008, respectively. As a result, our results of operations are subject to the financial and operating risks of conducting business internationally, including:
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
     Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indications of our future performance. We cannot assure you that we will be profitable on a quarter-to-quarter basis or that our future revenues and operating results will meet or exceed the expectations of securities analysts and investors. Failure to be profitable on a quarterly basis or to meet such expectations could cause a significant decrease in the trading price of our common stock. The following table quantifies the fluctuations in our period-to-period results for fiscal year 2007 (amounts in thousands).

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
     We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. Due to the Collective acquisition, we will need to integrate Collective into our internal control procedures, and as a result, may identify deficiencies. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time; we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price. Based on our current market capitalization and the current legislation as written, we do not expect to be required to comply with Section 404 of the Sarbanes-Oxley Act until our fiscal year 2008.

Our stockholders may be diluted by the conversion of outstanding Series A and Series B and the exercise of warrants to purchase common stock.
     There are currently 566,797 shares of Series A outstanding, which are convertible at any time at the direction of their holders. Each share of Series A is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series A is presently convertible into approximately 12.8 shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The outstanding shares of Series A are currently convertible into an aggregate of approximately 7.3 million shares of common stock. Dividends accrue on the Series A at an annual rate of 8%, and the holders of Series A may convert the accrued dividends into shares of common stock to the extent the Company has not previously paid such dividends in cash. Accrued and unpaid Series A dividends totaled $3,953 at July 7, 2007. The holders of Series A are also entitled to anti-dilution protection, pursuant to which the conversion price would be reduced using a weighted-average calculation in the event the Company issues certain additional securities at a price per share less than the conversion price then in effect. In addition, the holders of Series A have preemptive rights to purchase a pro rata portion of certain future issuances of equity securities by the Company.
     There are also currently 1,582,023 shares of our Series B outstanding, which are convertible at any time at the direction of their holders. Each share of Series B is convertible into a number of shares of common stock equaling its stated value plus accumulated and unpaid dividends, divided by its conversion price then in effect. Each share of Series B is presently convertible into 10 shares of common stock, but is subject to adjustment upon certain dilutive issuances of securities by the Company. The outstanding shares of Series B are currently convertible into an aggregate of approximately 15.8 million shares of common stock. Dividends accrue on the Series B at an annual rate of 8%, and the holders of Series B may convert the accrued dividends into shares of common stock to the extent the Company has not previously paid such dividends in cash. Accrued and unpaid Series B dividends totaled $2,752 at July 7, 2007. The holders of Series B are also entitled to anti-dilution protection, pursuant to which the conversion price would be reduced using a weighted-average calculation in the event the Company issues certain additional securities at a price per share less than their conversion price then in effect. In addition, the holders of Series B have preemptive rights to purchase a pro rata portion of certain future issuances of equity securities by the Company.
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
     As of July 7, 2007, Canopy held warrants to purchase an aggregate of 375,000 shares of our common stock at a weighted average exercise price of $0.78 per share. The warrants expire on certain dates between November 21, 2006 and June 22, 2012.
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
Item 5 — Other Information
     The following information would otherwise be filed on Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement”:
     On August 3, 2007, we entered into a Lease Agreement (the “Lease”) with JS Northpointe L.P., a California Limited Partnership, to lease approximately 10,767 rentable square feet of general office space at 15641 Red Hill Avenue, Tustin, California 92780. We intend to relocate our corporate headquarters to the premises at the end of August 2007. The term of the lease is five (5) years and three (3) months, commencing September 1, 2007 and ending November 30, 2012. The initial base rental rate is $2.00 per rentable square foot per month ($21,534 per month). The lease rate will increase annually on the anniversary of the Lease by three percent (3%). The foregoing summary is qualified by reference to the full text of the Lease, which is filed as Exhibit 10.1 to this report and incorporated herein by reference.
     The following information would otherwise be filed on Form 8-K under the heading “Item 1.02. Termination of a Material Definitive Agreement”:
     On July 18, 2007, we received notice from CalWest Industrial Holdings, LLC (“Calwest”), a Delaware limited liability company that it intends to exercise its option to terminate the Lease Agreement dated July 31, 2005 between us and Calwest relating to the general office and warehouse space at 17595 Cartwright Road, Irvine, California 92614. The termination notice provides a termination date of August 31, 2007.
     The foregoing summary is qualified by reference to the full text of the letter of termination, which is filed as Exhibit 10.2 to this report and incorporated herein by reference.
Item 6 — Exhibits
     (a) Exhibits:
     See the attached Exhibit Index, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of August, 2007.

MTI TECHNOLOGY CORPORATION
By:	/s/ Scott Poteracki
Scott Poteracki
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
     (a) The following documents are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit(s)	Filing Date
10.1	Lease Agreement (Standard Multi-Tenant Office Lease – Gross), dated August 3, 2007, by and between JS Northpointe L.P. and MTI Technology Corporation, for MTI to lease the general office space at 15641 Red Hill Avenue, Suite 200, Tustin, California 92780.

10.2	Letter of Termination dated July 18, 2007 addressed to MTI Technology Corporation from the landlord of the general office and warehouse space at 17595 Cartwright Road, Irvine, California 92614.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).