Form 10-K/A
period 2007-04-07
MTI TECHNOLOGY CORP
filed 2007-09-11
CIK 901696

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

15641 Red Hill, Suite 200
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $36,917,379 on September 29, 2006 (the last business day of the registrant’s most recently completed second quarter) based on the closing sale price of such stock on that date.

The number of shares outstanding of registrant’s Common Stock, $0.001 par value, was 39,244,322 on July 18, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the MTI Technology Corporation (“we,” “our,” “us,” or the “Company”) Annual Report on Form 10-K for the year ended April 7, 2007 (the “Original Filing”) is being filed to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III of the Original Filing that was to be incorporated by reference from the information contained in the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of the Stockholders, to be filed with the Securities and Exchange Commission (“SEC”), in the Original Filing. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, or modify or update in any way disclosures contained in the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth the names, ages and positions of our director nominees as of August 3, 2007. A summary of the background and experience of each of these individuals is set forth after the table. There are no family relationships among our directors or executive officers.

Name	Age	Position(s)	Committee(s)

Thomas P. Raimondi, Jr.	49	Chairman of the Board of Directors Chief Executive Officer and President Nominee
William Atkins	68	Director, Nominee	Compensation
Lawrence P. Begley(1)	51	Director, Nominee	Audit, Compensation and Nominating
Franz L. Cristiani(2)	65	Director, Nominee	Audit and Nominating
Ronald E. Heinz, Jr.(3)	48	Director, Nominee	Nominating
Michael Pehl(4)	46	Director, Nominee
Kent D. Smith	58	Director, Nominee	Audit and Compensation

(1)	Chairman of the Compensation Committee.

(2)	Chairman of the Audit Committee and Lead Director.

(3)	Chairman of the Nominating Committee.

(4)	Series A Director.

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

William Atkins was elected a director in October 2006. Mr. Atkins has worked in the technology and consulting industry for over 45 years and retired as a Senior Partner of Deloitte Consulting in 2001. During his 35 years with Deloitte & Touche, he managed consulting practices at the office, regional, national and global levels and started, acquired, merged and sold technology subsidiaries of Deloitte Consulting. In the last six years, Mr. Atkins has consulted with multi-national firms and companies headquartered in the United States, Europe and Asia/Pacific. Mr. Atkins has been a member of the Board of Directors of Optaros, an open source consulting and systems integration company, a private company, since March 2005.

Lawrence P. Begley was elected a director in February 2005. Mr. Begley is a Managing Director of .406 Ventures Management, LLC, a venture capital firm focused on investing in market-innovative growth technology and services companies. From 2001 to 2006, Mr. Begley served as an independent financial consultant to several companies. From March 2000 to May 2001, Mr. Begley served as Executive Vice President, Chief Financial Officer and Treasurer for CCBN.com, a global leader in direct Internet communications between public companies and the investment community. From November 1999 to February 2000, Mr. Begley was Executive Vice President, Chief Financial Officer and Director for Razorfish, a global digital solutions provider. Mr. Begley was a member of the Board of Directors of Keane, Inc., from May 2005 to February 2007. Mr. Begley also serves as a member of the Board of Directors of various privately held companies. Mr. Begley is a certified public accountant.

Franz L. Cristiani was elected a director in December 2000. From 1976 to 1999, Mr. Cristiani was a partner with Arthur Andersen & Co., specializing in accounting services offered to public companies. Mr. Cristiani is presently self-employed. Mr. Cristiani has been a member of the Board of Directors of Vitasoy USA, a subsidiary of a Hong Kong public company, since January 2000. Mr. Cristiani was a member of the Board of Directors of several companies, including, Nature’s Sunshine Products Inc., from May 2004 to March 2007, BioMarin Pharmaceutical, Inc., from June 2002 to June 2006, and Accuray, Inc. from June 2004 to September 2006.

Ronald E. Heinz, Jr. was elected a director in October 2006. Since May 2006, Mr. Heinz has been the Managing Director of the general partner of Canopy Venture I, LP, a venture capital firm and an affiliate of The Canopy Group, Inc. From 2003 to 2006, Mr. Heinz was Chief Executive Officer of Helius, Inc., an IP data broadcasting company and a portfolio company of The Canopy Group, Inc. Prior to joining Helius, Mr. Heinz was the Chief Executive Officer of Phobos Corporation, an internet traffic management company that was acquired by SonicWALL, Inc. Post-merger, he served as Chief Operating Officer and Senior Vice President, Worldwide Sales and Marketing of SonicWALL from 2000 to 2003. Before joining Phobos, Mr. Heinz worked at Novell, Inc., for more than 12 years in various management roles, including most recently as a Corporate Officer and Senior Vice President, Worldwide Sales. Mr. Heinz has served as the Chairman of the Board of Directors of Helius, Inc., since 2003. Mr. Heinz also serves as a member of the Board of Directors of several privately held companies, including DirectPointe, a company that provides outsourced IT management services. See “Certain Relationships and Related Transactions,” below.

Michael Pehl was elected a director in June 2004. Mr. Pehl is the Managing General Partner of North Bridge Growth Equity, a growth equity firm which invests in technology and technology enabled middle market companies. From 2000 to 2006, Mr. Pehl was an Operating Partner of Advent International Corporation (“Advent”). Since 2006, he continues to provide services to Advent monitoring certain investments including MTI. Prior to working with Advent, he was President and COO of Razorfish Inc., which he joined in 1999 following the merger of Razorfish and iCube. Mr. Pehl was Chairman and CEO of iCube from 1996 to 1999. Prior to iCube, he founded International Consulting Solutions (“ICS”), an SAP implementation and business process consultancy. Since August 2003, Mr. Pehl has served as a member of the Board of Directors of Aspen Technology, Inc., a provider of software and services company to the process industries. The holders of the Series A Stock are entitled to elect one director to our board. Mr. Pehl serves as the Series A director. See “Certain Relationships and Related Transactions,” below.

Kent D. Smith was elected a director in August 2001. Since 2002, Mr. Smith has served as Vice President of Business Development of CA Wily Technology, a division of CA, a provider of enterprise application management solutions. From February 2001 to June 2002, Mr. Smith was a Partner of Smith, Diamond and Associates, a consulting firm specializing in sales and services consulting for technology companies. From 1995 to 2001, Mr. Smith was Executive Vice President for Worldwide Sales of Legato Systems, Inc., an organization that delivers worldwide enterprise class software solutions and services that was acquired by EMC Corporation.

Executive Officers

The following table sets forth the names and ages of all executive officers of our company as of August 3, 2007. A summary of the background and experience of each of these individuals is set forth below.

Name	Age	Position(s)

Thomas P. Raimondi, Jr.	49	Chairman, Chief Executive Officer, and President
Edward C. Ateyeh, Jr. (Ed Taylor)	54	Executive Vice President, U.S. Services
Keith Clark	53	Executive Vice President, Europe and Worldwide Operations
William J. Kerley	51	Chief Operating Officer, U.S. Services
Scott Poteracki	54	Executive Vice President, Chief Financial Officer and Secretary

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

Edward C. Ateyeh, Jr. (Ed Taylor) was named Executive Vice President, U.S. Services in July 2006, upon the completion of our acquisition of Collective Technologies, LLC (“Collective”). Collective was a provider of enterprise-class IT infrastructure solutions prior to the closing of our acquisition of its assets and liabilities on July 5, 2006. Mr. Ateyeh served as Chief Executive Officer of Collective from May 1994 to July 2006. Mr. Ateyeh also has served as Executive Vice President of Pencom Systems Incorporated, the parent company of Collective, since January 1977. Mr. Ateyeh is a member of the Board of Directors of Concero Incorporated.

Keith Clark was named Executive Vice President, Europe and Worldwide Operations in June 2007. From May 2005 to June 2007 he held the post of Executive Vice President Europe and prior to this, from February 2003 to May 2005, he was Executive Vice President, Worldwide Operations. Mr. Clark served as Senior Vice President and General Manager, Europe from April 2000 to February 2003 and as Vice President, European Operations from April 1994 to April 2000. Mr. Clark joined our company in January 1990 as European Client Services Manager. Before joining MTI, Mr. Clark served in a number of senior management positions within Europe during a ten-year period for System Industries, Inc., a data-storage company in the DEC marketplace.

William J. Kerley was named an executive officer of the company in October 2006. Mr. Kerley was appointed Chief Operating Officer, U.S. Services upon the completion of our acquisition of Collective in July 2006. Collective was a provider of enterprise-class IT infrastructure solutions prior to our acquisition of its assets and liabilities on July 5, 2006. Mr. Kerley served as Chief Operating Officer and Chief Financial Officer of Collective from October 2000 to July 2006. Before joining Collective, Mr. Kerley served as Senior Vice President and CFO of JDN Realty Corporation, a real estate company specializing in the development and asset management of retail shopping centers in Atlanta. Mr. Kerley held various management and financial roles, including serving as President of his own strategic and financial consulting business for three years.

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

Committees of our Board of Directors

Our Board of Directors currently has three committees: the Audit Committee, the Compensation Committee and the Nominating Committee.

Audit Committee.  The members of the Audit Committee during fiscal year 2007 were Messrs. Begley, Cristiani and Smith. Mr. Cristiani serves as the Chairman of the Audit Committee. In July 2004, our Board of Directors adopted the Amended and Restated Charter for the Audit Committee which is available on our website at www.mti.com. The Board of Directors has determined that each of the members of the Audit Committee is independent as defined in relevant rules of Nasdaq and the Securities and Exchange Commission (the “SEC”). The functions of the Audit Committee are discussed in its charter, and include:

•	appointing, compensating and overseeing of our independent auditors;

•	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

•	reviewing and approving related party transactions;

•	discussing earnings press releases and financial information and earnings guidance provided to analysts and rating agencies; and

•	producing an annual report for inclusion in our Proxy Statement, in accordance with applicable rules and regulations.

Mr. Cristiani was a partner with Arthur Andersen from 1976 to 1999, specializing in accounting services provided to public companies. The Board of Directors has determined that Mr. Cristiani is an “audit committee financial expert” as defined in relevant rules of the SEC and has the financial sophistication that would be required in relevant rules of Nasdaq. All members of our Audit Committee meet the financial literacy requirements that would be required in relevant rules of Nasdaq.

Compensation Committee.  The members of the Compensation Committee during fiscal year 2007 were Messrs. Atkins, Begley and Smith. On May 25, 2006, Mr. Smith resigned as Chairman of the Compensation Committee, but remained a member of the committee. On May 25, 2006, Mr. Begley was appointed Chairman of the Compensation Committee. The Board of Directors has determined that each of the members of the Compensation Committee is an independent director as defined in relevant Nasdaq rules. The Compensation Committee reviews and administers the company’s various incentive plans, including the cash compensation levels of members of management, the company’s bonus plan and the company’s stock incentive plans. Our Compensation Committee does not have a charter.

Nominating Committee.  The members of the Nominating Committee during fiscal year 2007 were Messrs. Begley, Cristiani and Heinz. Mr. Heinz served as the Chairman of the Nominating Committee during fiscal year 2007. The Board of Directors has determined that each of the members of the Nominating Committee is an independent director as defined in relevant Nasdaq rules, with the exception of Mr. Heinz. On October 30, 2006, the board determined that Mr. Heinz’s membership on the Nominating Committee is required for the best interest of the company and its stockholders. The Nominating Committee identifies individuals qualified to become members of the board and recommends to the board the director nominees for the next annual meeting of stockholders. The Board of Directors has established the goals and procedures described below for the Nominating Committee in order for it to carry out these functions. A copy of the Goals and Procedures of the Nominating Committee, as amended by the board on October 30, 2006, can be found on our website at www.mti.com.

The Director Nominating Process

In identifying new board candidates, the Nominating Committee seeks recommendations from existing board members and executive officers. In addition, the Nominating Committee considers any candidates that are recommended by any of the company’s shareholders who have chosen to make those recommendations in accordance with the procedures described below. The Nominating Committee also has the authority to engage an executive search firm and other advisors as it deems appropriate to assist in identifying qualified candidates for the board.

In assessing and selecting board candidates, the Nominating Committee considers such factors, among others, as the candidate’s independence, experience, knowledge, skills and expertise, as demonstrated by past employment and board experience; the candidate’s reputation for integrity; and the candidate’s participation in community and local, state, regional or national charitable organizations. When selecting a nominee from among candidates considered, the Nominating Committee will conduct background inquiries of and interviews with the candidates the Nominating Committee members believe are best qualified to serve as directors. The Nominating Committee considers a number of factors in making its selection of a nominee from among those candidates, including, among others, whether the candidate has the ability, willingness and enthusiasm to devote the time and effort required of members of the board; whether the candidate has any conflicts of interest or commitments that would interfere with the candidate’s ability to fulfill the responsibilities of directors of our company, including membership on board committees; whether the candidate’s skills and experience would add to the overall competencies of the board; and whether the candidate has any special background or experience relevant to our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires that our executive officers and directors file reports of beneficial ownership on Form 3 and changes in beneficial ownership on Forms 4 and 5 with the SEC. Based solely on our review of the Forms 3, 4 and 5 filed by or on behalf of our executive officers and directors, we believe that, during the fiscal year ended April 7, 2007, all Section 16(a) filing requirements applicable to our executive officers and directors were complied with pursuant to SEC rules, except that

•	a late filing on Form 4 for Mr. Poteracki was made on July 5, 2006 relating to a restricted stock award of 400,000 shares on June 21, 2006;

•	a late filing on Form 4 for Richard Ruskin, our former Executive Vice President of U.S. Sales and Marketing was made on July 5, 2006 relating to a restricted stock award of 250,000 shares on June 21, 2006;

•	a late filing on Form 4 for Todd Williams, our former Vice President, Corporate Controller and Principal Accounting Officer was made on July 5, 2006 relating to a restricted stock award of 70,000 shares on June 21, 2006;

•	a late filing on Form 4 for Nick Ganio, our former Executive Vice President of Worldwide Sales and Marketing was made on September 9, 2006 relating to a restricted stock award of 300,000 shares and a stock option grant of 150,000 shares upon his appointment on September 1, 2006;

•	a late filing on Form 4 for Mr. Atkins was made on November 2, 2006 with respect to a stock option grant of 50,000 shares upon his election as a director on October 30, 2006; and

•	a late filing on Form 4 for Mr. Heinz was made on November 2, 2006 with respect to a stock option grant of 50,000 shares upon his election as director on October 30, 2006.

Code of Business Conduct

We have adopted a Code of Business Conduct and Ethics (the “Code”) for our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Business Conduct and Ethics can be found on our website at www.mti.com. We will provide a copy of the Code to any person, without charge, upon written request to our Corporate Secretary.

Corporate Governance Documents

Copies of our Charter of the Audit Committee, Goals and Procedures of the Nominating Committee, and our Code of Business Conduct and Ethics are available on the Corporate Governance section of the Investor Relations page of our website at www. mti.com. Any stockholder who wishes to obtain a printed copy of any of our corporate governance documents may do so without charge by writing to us at our corporate offices located at 15641 Red Hill, Suite 200, Tustin, CA 92780, Attention: Corporate Secretary.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS AND OTHER INFORMATION

Compensation Discussion and Analysis

General Compensation Philosophy and Objectives

The Compensation Committee of our Board of Directors (the “committee”) reviews and administers our various incentive plans, including the cash compensation levels of members of management, our executive bonus plan and our stock incentive plans. The committee’s fundamental compensation policy is to make a substantial portion of an executive’s total potential compensation contingent upon the financial performance and strategic goals of our company. The committee believes that our stockholders benefit by aligning the long-term interests of stockholders and employees.

To provide a total compensation package that is competitive and enable us to attract, motivate, reward and retain key executives, each executive officer’s compensation package is typically comprised of the following key elements:

•	base salary reflecting the executive’s responsibilities and competitive with the base salary levels of computer companies comparable in size to us;

•	long-term incentive awards in the form of stock option and restricted stock;

•	annual bonuses upon the achievement of financial and operational objectives of our company; and

•	perquisites and benefits.

We consider the following factors in determining the base salary levels and perquisites of each executive officer:

•	industry surveys from AEA, Employers Group and Mercer Human Resource Consulting gathered by our human resources department;

•	review of the executive salaries at companies in the computer industry of similar size;

•	the qualifications of the executive; and

•	recommendation of our Chief Executive Officer (except for his own compensation, which is determined by the Compensation Committee).

Stock Option and Restricted Stock Awards

We award stock options and restricted stock under our various stock incentive plans at prices equal to the fair market value of our common stock at the date of grant. The awards to executive officers are based on their responsibilities and relative positions in the company and are considered an integral component of total compensation. The committee believes that the awards of stock options and restricted stock to be beneficial to stockholders because such awards increase management’s incentive to enhance stockholder value. Awards of stock options and restricted stock are proposed by our Chief Executive Officer and reviewed and approved by the Compensation Committee based on the individual’s potential contribution to the company’s overall performance. No specific quantitative weight is given to any particular performance measure. The committee believes that awards of stock options and restricted stock are necessary to retain and motivate our key employees.

CEO Base Salary

In March 2000, the annual base salary rate of Mr. Raimondi, our Chief Executive Officer, was set at $425,000 upon recommendation by the committee and approval of our board. That salary was determined primarily based upon the committee’s review of the salaries of chief executive officers at companies in the computer industry of similar size and in the same geographic area as the company. In July 2002, Mr. Raimondi voluntarily reduced, on a temporary basis, his base annual salary rate to assist in our cost-cutting efforts. The reduced salary rate was in effect at the end of the fiscal year 2003. Mr. Raimondi’s total annual salary as of the fiscal year ended April 2, 2005 was

$337,000. On May 25, 2005, the committee approved an increase in Mr. Raimondi’s base compensation from $337,000 per annum to $400,000 per annum beginning effective May 25, 2005. This action primarily restored voluntary salary reductions implemented in prior years. An annual incentive opportunity of $120,000 was subsequently added to his compensation structure, resulting in a total base plus incentive compensation structure of $520,000.

CEO Restricted Stock Awards

In April 2006, our board retained Taylor-Winfield, an independent compensation consulting firm to gather and analyze public data regarding chief executive officer compensation and chief executive officer stock incentive compensation of various companies of similar revenue range, geographic area, and in the computer industry. The report from the consultant provided chief executive officer compensation and stock incentive data which included base salary, bonus, stock option and restricted stock awards from comparable publicly traded technology companies.

On May 18, 2006, upon the recommendation of the committee on April 28, 2006, our board approved, subject to the receipt of requisite stockholder approval and other approvals, the award of 1,400,000 shares of restricted stock at the nominal purchase price of $0.01 per share to Mr. Raimondi with the shares to vest over a three-year period with one-third (1/3rd) of the shares to vest twelve (12) months after the grant date and one-twenty-fourth (1/24th) of the remaining unvested shares to vest at the end of the 13th month and each month thereafter. The award was also contingent on Mr. Raimondi’s surrender of certain stock options he held. On October 30, 2006, the stockholders approved the cancellation of the stock options in exchange for the award of the restricted stock. The award of shares of restricted stock to Mr. Raimondi was within the average range of shares of restricted stock awarded to chief executive officers at comparable companies as presented to our board by the independent consultant, Taylor-Winfield.

The following table indicates the stock options cancelled on October 30, 2006 in exchange for the award of shares of restricted stock to Mr. Raimondi.

Market Price
of Common
		Stock at Time	Weighted-Average
	Number of	the Board	per Share	Number of
	Stock	Approved the	Exercise Price of	Restricted	Price of
	Options	Cancellation of	Stock Options	Stock	Restricted
	Cancelled on	Stock Options	Cancelled on	Awarded on	Stock per
	10-30-06	(May 18, 2006)	10-30-06	10-30-06	Share
Name & Title	(#)	($/per Share)	($/per Share)	(#)	($/ per Share)

Thomas P. Raimondi, Jr.,	1,094,175	$1.27	$3.11	1,400,000	$0.01
Chief Executive Officer and President

Executive Base Salary, Restricted Stock Awards and Stock Option Grants

Edward C. Ateyeh, Jr. (Ed Taylor).  On July 5, 2006, in connection with our acquisition of Collective Technologies LLC, we entered into an employment agreement with Edward C. Ateyeh, Jr. (Ed Taylor) pursuant to which he joined us as our Executive Vice President, U.S. Services. Under his employment agreement, Mr. Ateyeh’s base salary is $300,000 per year and he is eligible to receive a cash bonus of up to $100,000 per year, subject to and contingent upon the achievement of financial and operational objectives determined from time to time by our Chief Executive Officer and/or our Board of Directors. We may annually review his base salary and potential bonus compensation and may determine, in our sole discretion, whether and how much the existing compensation will be adjusted, without regard to any policy or practice we may have for adjusting salaries or potential bonuses, provided, however, that we may not reduce his annual base salary. He is also eligible to participate in and to receive benefits available to our executive officers including our Healthcare Expense Reimbursement Plan. In addition, Mr. Ateyeh received 300,000 shares of restricted stock with a purchase price of $0.01 per share and options to purchase 300,000 shares of our common stock with the exercise price of $0.85 per share under our 2006 Stock Incentive Plan (CT). The shares of restricted stock vest over three years of continuous employment, 33.33% vest on the first anniversary of his employment agreement and the remaining unvested shares vest 4.16% on the 13th month and each month thereafter. The options vest over three years of continuous employment, 16.67% vest on the sixth month after the date of his employment agreement and the remaining unvested shares vest 3.33% on the seventh month and each month thereafter. See “Potential Payments Upon Termination or Change of Control” section of this proxy statement for more information.

Keith Clark.  As our Executive Vice President, Europe and Worldwide Operations, Mr. Clark’s base salary was $371,072 in fiscal year 2007. Mr. Clark’s salary was paid in British Pounds and translated to U.S. Dollars at the average exchange rate in the month the salary was paid. Mr. Clark’s annual base salary has not changed since fiscal year 2002. Under his employment contract, Mr. Clark is eligible to participate in and to receive benefits available to our employees residing in the United Kingdom, including the company’s private and permanent non-contributory health plans and life insurance plan. See “Potential Payments Upon Termination or Change of Control” section of this proxy statement for more information.

William J. Kerley.  On July 5, 2006, in connection with our acquisition of Collective Technologies LLC, we entered into an employment agreement with William J. Kerley pursuant to which Mr. Kerley joined us as our Chief Operating Officer, U.S. Services. Under his employment agreement, Mr. Kerley’s base salary is $235,000 per year and he is eligible to receive a cash bonus of up to $40,000 per year, subject to and contingent upon the achievement of financial and operational objectives determined from time to time by our Chief Executive Officer and/or our Board of Directors. We may annually review his base salary and potential bonus compensation and may determine, in our sole discretion, whether and how much the existing compensation will be adjusted, without regard to any policy or practice we may have for adjusting salaries or potential bonuses, provided, however, that we may not reduce his annual base salary. He is also eligible to participate in and to receive benefits available to our executive officers including our Healthcare Expense Reimbursement Plan. In addition, Mr. Kerley received 150,000 shares of restricted stock with a purchase price of $0.01 per share under our 2006 Stock Incentive Plan (CT). The shares of restricted stock vest over three years of continuous employment, 33.33% vest on the first anniversary of his employment agreement and the remaining unvested shares vest 4.16% on the 13th month and each month thereafter. See “Potential Payments Upon Termination or Change of Control” section of this proxy statement for more information.

Scott Poteracki.  In November 2004, Mr. Poteracki joined us as our Chief Financial Officer with a base salary of $270,000 per year.

Executive Bonus Plan

On May 25, 2005, the Compensation Committee adopted an executive bonus plan. Messrs. Raimondi and Poteracki are eligible to participate in the executive bonus plan, and they are eligible for bonuses of $120,000 and $90,000, respectively. No bonuses were earned or paid under this executive bonus plan in fiscal year 2007. Under the executive bonus plan, eligible executive officers may earn annual incentive compensation with the following guidelines:

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

On August 10, 2006, the Compensation Committee discussed management’s proposed executive incentive compensation plan for Mr. Raimondi, our Chief Executive Officer, Mr. Poteracki, our Chief Financial Officer and Mr. Williams, our former Controller (Mr. Williams resigned from the company in November 2006). After discussion, the committee unanimously approved:

•	The incentive plan for Mr. Williams with a target bonus of twenty-five percent (25%) of annual objectives to be established by our Chief Financial Officer.

•	To establish incentive plans for Messrs. Raimondi and Poteracki for fifty percent (50%) of their respective base pay upon the company’s achieving a certain level of annual operating income. If the operating income threshold is achieved, the incentive plans for Messrs. Raimondi and Poteracki will be tied to certain other financial metrics to be determined by the committee.

The company does not have a formalized executive bonus plan as of fiscal year ended April 7, 2007. No bonuses were earned or paid under this executive bonus plan in fiscal year 2007.

Perquisites and Benefits

We provide our executive officers with perquisites and benefits that we believe are reasonable, competitive and consistent with the company’s overall executive compensation program in order to attract and retain talented executives. Our executives are entitled to some benefits that are not otherwise available to all of our employees. The Audit Committee periodically reviews the executive perquisites. See the “Summary Compensation Table” for additional information regarding the perquisites we provided to each of our named executive officers in fiscal year 2007.

We provide the following perquisites and benefits to our executive officers:

•	Health insurance premiums are paid monthly by the company for the benefit of the executive officer.

•	Life insurance premiums are paid annually by the company for the benefit of the executive officer.

•	Medical expenses incurred by the executive officer and his immediate family members, if covered, under the company’s Healthcare Expense Reimbursement Plan are fully reimbursable.

•	Professional services fees relating to investment and tax planning are reimbursable up to $3,500 annually.

•	Monthly auto allowance.

Employment Agreements and Change of Control Agreements

Each of the named executive officers, except for Edward C. Ateyeh, Jr. (Ed Taylor), Keith Clark and William J. Kerley, is an “at-will” employee. Currently, we have no written or oral employment arrangements with our named executive officers, except for an employment contract that we entered into with Mr. Clark dated July 5, 2000 and the employment agreements that we entered into with each of Mr. Ateyeh and Mr. Kerley in July 2006.

We recognize that the possibility of a change of control (See “Definition of Cause, Good Reason and Change of Control” below) exists and that the threat or the occurrence of a change of control can result in significant distractions to our key personnel because of the uncertainties inherent in such a situation. Our board has determined that it is essential and in the best interest of the company and its stockholders to retain the services of our executive officers in the event of a threat or occurrence of a change of control and to ensure the executive officer’s continued dedication and efforts in such event without undue concern for the executive officer’s financial and employment security. Accordingly, to induce the executive officers to continue employment with our company, as well as to remain with us in the event of a threat or the occurrence of a change of control, we entered into a change of control agreement with each of our executive officers to provide certain benefits in the event that his employment is terminated as a result of, or in connection with, a change of control. See the “Potential Payments Upon Termination or Change of Control” section of this proxy statement for the Employment Agreements and Change of Control Agreements.

Accounting and Tax Implications of Executive Compensation

Accounting for Stock-Based Compensation.  Effective April 2, 2006, we adopted the fair value method of accounting for stock-based compensation in accordance Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123(R) or SFAS 123(R), “Share-Based Payment.” SFAS 123(R), requires that the fair value of stock-based employee compensation, including stock options and stock awards be recognized as expense as the related services are performed.

Internal Revenue Code Section 126(m) Limitation.  The Compensation Committee has considered the potential impact of Section 162(m) of the Internal Revenue Code (“Section 162(m)”) on the compensation paid to our named executive officers. Section 162(m) provides that for federal income tax purposes, the otherwise allowable deduction for compensation paid or accrued to executive officers of a publicly held corporation is limited to no more than $1,000,000 per year. The Compensation Committee believes that the company is not presently affected by Section 162(m) because, for the fiscal year ended April 7, 2007, no named executive officer’s compensation exceeded $1,000,000. We do not believe that the compensation of any named executive officer will exceed $1,000,000 in fiscal year 2008. Awards of stock option and restricted stock under our 2001 Stock Incentive Plan will be considered performance-based compensation. As performance-based compensation, the compensation attributable to awards of stock option and restricted stock to employees under our 2001 Stock Incentive Plan will not be subject to the compensation deduction limitations of Section 162(m).

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the disclosures contained in the “Compensation Discussion and Analysis” included herein. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in our Annual Report on Form 10-K for the fiscal year ended April 7, 2007 and our proxy statement for our 2007 Annual Meeting of Stockholders.

COMPENSATION COMMITTEE

Lawrence P. Begley, Chairman
William Atkins
Kent D. Smith

The foregoing Report of the Compensation Committee shall not be deemed “filed” under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, and shall not be deemed to be incorporated by reference in any previous or future documents filed by the company with the SEC under the Securities Act or the Exchange Act, except to the extent that the company specifically incorporates such Report of the Compensation Committee by reference in any such document.

Summary Compensation Table

The following table contains information regarding compensation of our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers (collectively, the “named executive officers”) in fiscal year 2007.

					Stock	Option	All Other
	Fiscal	Salary		Bonus	Awards(1)	Awards(2)	Compensation		Total(13)
Name and Principal Position	Year	($)		($)	($)	($)	($)		($)

Thomas P. Raimondi, Jr.	2007	400,000	(3)	—	347,339	—	62,988	(4)	810,327
Chairman of the Board, Chief Executive Officer and President
Scott Poteracki	2007	292,644	(5)	—	132,145	—	34,351	(6)	459,140
Executive Vice President, Chief Financial Officer and Secretary
Edward C. Ateyeh, Jr.(7)	2007	225,000	(8)	—	63,517	41,681	*		330,198
(Ed Taylor) Executive Vice President, U.S. Services
Keith Clark	2007	431,182	(9)	—	30,493	—	33,572	(10)	495,247
Executive Vice President, Europe and Worldwide Operations
William J. Kerley(11)	2007	176,250	(12)	—	128,853	43,138	*		348,241
Chief Operating Officer, U.S. Services

*	All perquisites and other personal benefits (including car allowance) for the named executive officers were less than $10,000 in fiscal year 2007.

(1)	The amounts listed in this column reflect the company’s accounting expense for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as the vesting and release of restricted stock). Amounts listed in this column represent the dollar amount we recognized in our financial statements in fiscal year 2007 for the restricted stock awarded to the named executive officers pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123(R) or SFAS 123(R), Share-Based Payment.” Assumptions made for the purpose of computing these amounts are discussed in our Annual Report on Form 10-K for the fiscal year ended April 7, 2007 in Note 11 to Consolidated Financial Statements, under the heading “Stock-Based Compensation.” No restricted stock awards were forfeited by any of the named executive officers in fiscal year 2007. See the Grants of Plan-Based Awards Table for information on restricted stock awarded in fiscal year 2007.

(2)	The amounts listed in this column reflect the company’s accounting expense for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as the exercising of stock options). Amounts listed in this column represent the dollar amount we recognized in our financial statements in fiscal year 2007 for the stock options granted to the named executive officers pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123(R) or SFAS 123(R), Share-Based Payment.” Assumptions made for the purpose of computing these amounts are discussed in our Annual Report on Form 10-K for the fiscal year ended April 7, 2007 in Note 11 to Consolidated Financial Statements, under the heading “Stock-Based Compensation.” See the Grants of Plan-Based Awards Table for information on stock option granted in fiscal year 2007. See the Table of Cancellation of Stock Options in Fiscal Year 2007 below.

(3)	Mr. Raimondi’s annual base salary is $400,000 as of May 2005.

(4)	Represents $54,704 in perquisites and other personal benefits, tax gross-ups of $7,464 for personal travel using company leased vehicle and $820 for life insurance premiums we paid for the benefit of Mr. Raimondi in fiscal year 2007. Of the $54,704 in perquisites and other personal benefits, $14,400, $2,977, $28,002, $8,525 and $800 represent auto allowance, health insurance, medical reimbursement, personal travel using company leased vehicle, and reimbursement of professional services fees relating to investment and tax planning, respectively.

(5)	Mr. Poteracki’s annual base salary is $270,000. Includes $22,644 for the payout of vacation hours.

(6)	Represents $27,921 in perquisites and other personal benefits and $6,430 for life insurance premiums we paid for the benefit of Mr. Poteracki in fiscal year 2007. Of the $27,921 in perquisites and other personal benefits, $9,000, $2,977, $14,108, $1,098 and $738 represent auto allowance, health insurance, medical reimbursement, personal travel using company leased vehicle, and reimbursement of professional services fees relating to investment and tax planning, respectively.

(7)	Mr. Ateyeh was named Executive Vice President, U.S. Services on July 5, 2006, upon the completion of our acquisition of Collective Technologies.

(8)	Mr. Ateyeh’s current annual base salary is $300,000.

(9)	Mr. Clark’s salary was paid in British Pounds and translated to U.S. Dollars at the average exchange rate in the month the salary was paid. The annual salary changes were due to the fluctuation of the U.S. Dollar against the British Pound. Mr. Clark’s annual base salary has not changed since fiscal year 2002. Includes $38,301 for commissions for the fiscal year 2007.

(10)	Represents $29,426 in perquisites and other personal benefits and $4,146 for life insurance premiums we paid for the benefit of Mr. Clark in fiscal year 2007. Of the $29,426 in perquisites and other personal benefits, $19,306, $4,018, and $6,102 represent auto allowance, health insurance, personal travel financed by the company, respectively. Paid in British Pounds and converted to U.S. Dollars at the average exchange rate in the month the expense was recorded.

(11)	Mr. Kerley became an executive officer on October 30, 2006.

(12)	Mr. Kerley’s current annual base salary is $235,000.

(13)	Represents the total dollar value of the compensation quantified in this table.

Grants of Plan-Based Awards in Fiscal Year 2007

The following table sets forth information regarding equity awards under our 2001 Stock Incentive Plan and 2006 Stock Incentive Plan (CT) granted to the named executive officers in fiscal 2007.

					All
			All		Other
			Other		Option			Grant
			Awards:		Awards:		Exercise	Date Fair
			Number		Number of		or Base	Value of
			of Shares		Securities		Price of	Stock and
			of Stock		Underlying		Option	Option
	Approval	Grant	or Units		Options		Awards	Awards(9)
Name	Date	Date	(#)		(#)		($/Sh)	($)

Thomas P. Raimondi, Jr.	05/18/06	10/30/06	1,400,000	(1)				1,176,000
Edward C. Ateyeh, Jr.	06/02/06	10/30/06			300,000	(2)	0.85	165,300
	06/02/06	10/30/06	300,000	(3)				252,000
Keith Clark	05/18/06	10/30/06	250,000	(4)	—			210,000
William Kerley	07/05/06	10/30/06			310,486	(5)	0.85	171,078
	07/05/06	10/30/06	115,588	(6)	—			97,094
	06/02/06	10/30/06	150,000	(7)	—			126,000
Scott Poteracki	05/18/06	06/21/06	400,000	(8)	—			504,000

(1)	Represents the restricted stock awarded to Mr. Raimondi in exchange for the cancellation of certain stock options as approved by the board on May 18, 2006 and by the stockholders on October 30, 2006. The restricted stock was awarded on October 30, 2006 with the purchase price of $0.01 per share, under the 2001 Stock Incentive Plan. See the Table of Cancellation of Stock Options in Fiscal Year 2007 below.

(2)	Represents the stock options granted to Mr. Ateyeh pursuant to his Employment Agreement dated July 5, 2006 and approved by the board on June 2, 2006 for issuance under the 2006 Stock Incentive Plan (CT) as adopted and approved by the stockholders on October 30, 2006. The stock option was granted on October 30, 2006 with the exercise price of $0.85 per share.

(3)	Represents the restricted stock awarded to Mr. Ateyeh pursuant to his Employment Agreement dated July 5, 2006 and approved by the board on June 2, 2006 for issuance under the 2006 Stock Incentive Plan (CT) as adopted and approved by the stockholders on October 30, 2006. The restricted stock was awarded on October 30, 2006 with the purchase price of $0.01 per share.

(4)	Represents the restricted stock awarded to Mr. Clark in exchange for the cancellation of certain stock options as approved by the board on May 18, 2006 and by the stockholders on October 30, 2006. The restricted stock was awarded on October 30, 2006 with the purchase price of $0.01 per share, under the 2001 Stock Incentive Plan. See the Table of Cancellation of Stock Options in Fiscal Year 2007 below.

(5)	Represents the stock options granted to Mr. Kerley in connection with the Asset Purchase Agreement dated June 6, 2006, as amended June 28, 2006 and July 5, 2006 by and between MTI Technology Corporation and Collective Technologies LLC. The stock option was granted on October 30, 2006 with the exercise price of $0.85 per share under the 2006 Stock Incentive Plan (CT) as adopted and approved by the stockholders on October 30, 2006.

(6)	Represents the restricted stock awarded to Mr. Kerley in connection with the Asset Purchase Agreement dated June 6, 2006, as amended June 28, 2006 and July 5, 2006 by and between MTI Technology Corporation and Collective Technologies LLC. The restricted stock was awarded on October 30, 2006 with the purchase price of $0.01 per share under the 2006 Stock Incentive Plan (CT) as adopted and approved by the stockholders on October 30, 2006.

(7)	Represents the restricted stock awarded to Mr. Kerley pursuant to his Employment Agreement dated July 5, 2006 and approved by the board on June 2, 2006 for issuance under the 2006 Stock Incentive Plan (CT) as adopted and approved by the stockholders on October 30, 2006. The restricted stock was awarded on October 30, 2006 with the purchase price of $0.01 per share.

(8)	Represents the restricted stock awarded to Mr. Poteracki as approved by the board on May 18, 2006, subject to receipt of all necessary qualifications under the California Corporate Securities Law, as amended, with respect to the offer, sale and issuance of each restricted stock. The order qualifying the 2001 Stock Incentive Plan was issued by the State of California, Department of Corporations on June 21, 2006. The restricted stock was awarded on June 21, 2006, with the purchase price of $0.01 per share.

(9)	The amounts listed in this column represent the valuation of the awards based on the grant date fair value of the restricted stock awarded or the stock options granted to the named executive officers in fiscal year 2007 pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123(R) or SFAS 123(R), Share-Based Payment.” Assumptions made for the purpose of computing these amounts are discussed in our Annual Report on Form 10-K for the fiscal year ended April 7, 2007 in Note 11 to Consolidated Financial Statements, under the heading “Stock-Based Compensation.” The accounting expense recognized by us in fiscal year 2007 for these awards are listed in the Stock Awards and Option Awards columns of the Summary Compensation Table of this proxy statement.

Outstanding Equity Awards at 2007 Fiscal Year End

The following table sets forth all outstanding equity awards held by the named executive officers as of the fiscal year ended April 7, 2007.

						Stock Awards
								Market
	Option Awards					Number		Value
	Number of	Number of				of Shares		of Shares
	Securities	Securities				or Units		or Units
	Underlying	Underlying				of Stock		of Stock
	Unexercised	Unexercised		Option		That		That
	Options	Options		Exercise	Option	Have Not		Have Not
	(#)(1)	(#)(2)		Price	Expiration	Vested		Vested
Name	Exercisable	Unexercisable		($)	Date(3)	(#)(4)		($)(5)

Thomas P. Raimondi, Jr.	8,854	—		1.800	07/09/2011
	17,709	—		0.900	10/03/2011
	168,000	—		0.550	07/03/2012	61,106	(6)	46,441
						1,400,000	(7)	1,064,000
Edward C. Ateyeh, Jr.	75,091	224,909	(8)	0.850	10/30/2016	300,000	(9)	228,000
Keith Clark	75,000	—		4.125	09/28/2010
	100,000	—		2.125	04/05/2011
	10,417	—		1.800	07/09/2011
	20,833	—		0.900	10/03/2011
	250,000	—		0.550	07/03/2012
	150,000	—		2.200	11/19/2013
	50,000	—		2.200	11/19/2013
	62,511	27,489	(10)	2.700	02/10/2015	250,000	(11)	190,000
William J. Kerley	77,715	232,771	(12)	0.850	10/30/2016	150,000	(13)	114,000
Scott Poteracki	272,254	77,746	(14)	1.740	11/11/2014	400,000	(15)	304,000

(1)	These stock options are vested as of April 7, 2007.

(2)	Stock Option Vesting Schedule: Shares vest over three years of continuous employment, 16.67% vest on the sixth month after the date of grant (base date) and the remaining unvested shares vest 3.33% on the seventh month and each month thereafter.

(3)	The grant date of each stock option is ten years prior to its expiration date.

(4)	Restricted Stock Vesting Schedule: Shares vest over three years of continuous employment, 33.33% will vest on the first anniversary of the date of grant (base date) and the remaining unvested shares will vest 4.16% on the 13th month and each month thereafter.

(5)	Market value of $0.76 was the closing price of our common stock as reported by the Nasdaq Capital Market at the end of 2007 fiscal year, April 7, 2007.

(6)	Represents the remaining unvested shares of the 200,000 shares of restricted stock awarded to Mr. Raimondi on February 10, 2005.

(7)	1,400,000 unvested shares of restricted stock awarded to Mr. Raimondi on October 30, 2006. This restricted stock award was granted in exchange for the cancellation of certain stock options as approved by the stockholders on October 30, 2006.

(8)	Represents the remaining unvested shares of the 300,000 stock options granted to Mr. Ateyeh on October 30, 2006, pursuant to his Employment Agreement of July 5, 2006 (base date).

(9)	300,000 unvested shares of restricted stock awarded to Mr. Ateyeh on October 30, 2006, pursuant to his Employment Agreement of July 5, 2006 (base date).

(10)	Represents the remaining unvested shares of the 90,000 stock options granted to Mr. Clark on February 10, 2005.

(11)	250,000 unvested shares of restricted stock awarded to Mr. Clark on October 30, 2006. This restricted stock award was granted in exchange for the cancellation of certain stock options as approved by the stockholders on October 30, 2006.

(12)	Represents the remaining unvested shares of the 310,486 stock options granted to Mr. Kerley on October 30, 2006, in connection with the acquisition of Collective Technologies on July 5, 2006 (base date).

(13)	150,000 unvested shares of restricted stock awarded to Mr. Kerley on October 30, 2006, pursuant to his Employment Agreement of July 5, 2006 (base date).

(14)	Represents the remaining unvested shares of the 350,000 stock options granted to Mr. Poteracki on November 11, 2004.

(15)	400,000 unvested shares of restricted stock awarded to Mr. Poteracki on June 21, 2006.

Option Exercises and Stock Vested at 2007 Fiscal Year End

No stock options were exercised by the named executive officers during fiscal year 2007. The following table sets forth all stock awards vested and value realized upon vesting in fiscal year 2007 by the named executive officers.

Stock Awards
Number of
	Shares		Value
	Acquired on		Realized on
	Vesting		Vesting
Name	(#)		($)(1)

Thomas P. Raimondi, Jr.	66,672	(2)	69,339
Edward C. Ateyeh, Jr.	—		—
Keith Clark	—		—
William J. Kerley	115,588	(3)	89,003
Scott Poteracki	—		—

(1)	The value realized equals the difference between the fair market value of our common stock on the vesting date and the restricted stock purchase price of $0.01, multiplied by the number of shares that vested.

(2)	Represents vested shares during fiscal year 2007 of the 200,000 shares of restricted stock awarded to Mr. Raimondi on February 10, 2005. Vesting Schedule: Shares vest over three years of continuous employment, 33.33% vest on the first anniversary of the date of grant and the remaining unvested shares vest 4.16% on the 13th month and each month thereafter.

(3)	Represents shares of restricted stock awarded to Mr. Kerley on October 30, 2006, in connection with the acquisition of Collective Technologies on July 5, 2006. All shares vested on January 5, 2007, six months after the closing of the acquisition.

Cancellation of Stock Options in Fiscal Year 2007

Cancellation of Stock Options held by Executive Officers in Exchange for Shares of Restricted Stock

In April 2006, the board retained Taylor-Winfield, an independent compensation consultant to gather and analyze public data regarding executive compensation and executive stock incentive compensation of various companies within the company’s revenue range, geographic area and industry. The report provided executive compensation and stock incentive data which included base salaries, bonuses, restricted stock awards and stock option grants from comparable publicly traded technology companies. The awards of shares of restricted stock to the named executive officers were within the average range of restricted stock awarded to similar executives at comparable companies as presented to the board by the independent consultant, Taylor-Winfield. The Compensation Committee recommended that the shares of restricted stock be awarded to the named executive officers in exchange for the cancellation of stock options for retention purposes and to provide these executives with greater incentive for performance.

On May 18, 2006, upon the recommendation of the Compensation Committee on April 28, 2006, the board approved, subject to the receipt of requisite stockholder and other approvals, the award of shares of restricted stock at the nominal purchase price of $0.01 per share to Thomas P. Raimondi, Jr., our CEO, Keith Clark, our Executive Vice President, Europe and Worldwide Operations and Todd Williams, our former Vice President, Corporate Controller and Principal Accounting Officer. The shares of restricted stock vest over a three-year period with one-third (1/3rd) of the shares to vest twelve (12) months after the grant date and one-twenty-fourth (1/24th) of the remaining unvested shares to vest at the end of the 13th month and each month thereafter. On October 30, 2006, the stockholders approved the cancellation of the stock options in exchange for the award of the restricted stock. The awards were also contingent upon the surrender of certain stock options held by Messrs. Raimondi, Clark and Williams.

Table of Cancellation of Stock Options in Fiscal Year 2007

The following table indicates the stock options cancelled on October 30, 2006 in exchange for the award of shares of restricted stock to the named executive officers.

Market Price
of Common
		Stock at time	Weighted-Average
	Number of	the Board	per Share	Number of
	Stock	Approved the	Exercise Price of	Restricted	Price of
	Options	Cancellation of	Stock Options	Stock	Restricted
	Cancelled on	Stock Options	Cancelled on	Awarded on	Stock per
	10-30-06	(May 18, 2006)	10-30-06	10-30-06	Share
Name & Title	(#)	($/per Share)	($/per Share)	(#)	($/per Share)

Thomas P. Raimondi, Jr.,	1,094,175	$1.27	$3.11	1,400,000	$0.01
Chief Executive Officer and President
Keith Clark	152,500	$1.27	$15.09	250,000	$0.01
Executive VP, Europe and Worldwide Operations
Todd Williams	80,000	$1.27	$3.11	80,000	$0.01
our former VP, Corporate Controller & Principal Accounting Officer

Pension Benefits

We do not provide pension benefits to our employees.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We have no nonqualified defined contribution or other nonqualified deferred compensation plans.

Potential Payments Upon Termination or Change of Control

Definition of Cause, Good Reason and Change of Control

Under the employment agreements of Messrs. Ateyeh and Kerley, “Cause” generally means:

(i) a material breach of any term of the employment agreement by executive and failure to cure such breach within thirty (30) days after written notice thereof from us;

(ii) the failure by executive to perform his duties (other than any such failure resulting from his incapacity due to death or physical or mental illness) coupled with a failure to cure the same within thirty (30) days after receipt of written notice thereof;

(iii) acts or omissions which are deemed by our Board of Directors to be in bad faith, or to constitute gross negligence, recklessness or willful misconduct, on the part of executive with respect to the performance of his duties;

(iv) the failure by executive to follow the reasonable instructions of the person(s) to whom executive reports or our Board of Directors coupled with a failure to cure the same within thirty (30) days after receipt of written notice thereof;

(v) executive’s engaging in misconduct that is deemed by our Board of Directors to be materially injurious to us, monetarily or otherwise;

(vi) executive’s conviction, plea of guilty or judicial determination of civil liability, based on a federal or state felony or serious criminal or civil offense, including, but not limited to, crimes or civil offenses involving theft, embezzlement, fraud or dishonesty, crimes or civil offenses based on banking or securities laws (including the Sarbanes-Oxley Act of 2002), and civil enforcement actions brought by federal or state regulatory agencies (including the Securities and Exchange Commission); or

(vii) executive’s use of illegal narcotics and/or, to the extent permitted by law, abuse of alcohol; provided, however, that as to alcohol abuse, executive shall be given notice and a thirty (30) day opportunity to remedy the problem to our satisfaction.

Under the employment agreements of Messrs. Ateyeh and Kerley, “Good Reason” generally means any of the following events or circumstances:

(i) a change in executive’s status, title, position or responsibilities (including reporting responsibilities) that represents a material adverse change from the executive’s status, title, position or responsibilities as in effect within the ninety (90) days preceding such change;

(ii) the assignment to executive of any duties or responsibilities that are materially inconsistent with executive’s status, title, position or responsibilities;

(iii) any removal of executive from or failure to reappoint or reelect executive to the office or position (or to a substantially similar office or position) in which executive has been engaged to serve under the employment agreement, except in connection with the termination of executive’s employment as a result of his death, or for Disability or Cause;

(iv) a reduction in executive’s annual base salary or failure to pay executive any compensation or benefits to which he is entitled within ten (10) days after receipt of written notice from executive;

(v) our requirement that executive to be based at any location outside a fifty (50)-mile radius from executive’s primary place of employment, except for reasonably required travel our business which is not materially greater than such travel requirements required of executive to adequately and appropriately perform his duties pursuant to the employment agreement;

(vi) our failure to continue in effect (without reduction in benefit level and/or reward opportunities) any material compensation or employee benefit plan in which executive is entitled to participate under the employment agreement unless such plan is replaced with a plan that provides substantially equivalent compensation or benefits to executive, or to provide executive with compensation and benefits, in the aggregate, at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each other employee benefit plan, program and practice in which executive is entitled to participate under the employment agreement;

(vii) the insolvency or the filing (by any party, including us) of a petition for bankruptcy filed by us, which petition is not dismissed within sixty (60) days after such filing;

(viii) any material breach by us of any provision of the employment agreement, and our failure to cure such breach within thirty (30) days from our receipt of written notice from executive setting forth the nature of the alleged breach;

(ix) any purported termination of executive’s employment for Cause by us which does not comply with the terms of the “If By Employer For Cause” section as described below; or

(x) our failure to obtain an agreement, satisfactory to executive, from any of our applicable successors and assigns to assume and agree to be bound by the terms and provisions of the employment agreement.

“Change of Control” as defined in our standard Change of Control Agreement will generally be deemed to have occurred:

(i) if as a result of transactions a person or group becomes the beneficial owner of more than twenty-five percent (25%) of the total voting power of our outstanding securities or when a beneficial owner increases his ownership by ten percent (10%) or more of our outstanding securities;

(ii) if during any period of two (2) consecutive years, a majority of our directors in office were not nominated for election to our Board of Directors by an approval of at least two-thirds (2/3rds) of the directors who were in office just prior to the time of such election;

(iii) if we merge or consolidate and we are not the surviving entity of at least eighty percent (80%) of the total voting power of our outstanding securities; or

(iv) if we completely liquidate or sell all or substantially all of our assets.

Employment Agreements

Each of the named executive officers, except for Edward C. Ateyeh, Jr. (Ed Taylor), Keith Clark and William J. Kerley, is an “at-will” employee. Currently, we have no written or oral employment arrangements with the named executive officers, except for an employment contract that we entered into with Mr. Clark dated July 5, 2000 and the employment agreement that we entered into each with Mr. Ateyeh and Mr. Kerley dated July 5, 2006.

Edward C. Ateyeh, Jr.  (Ed Taylor) Employment Agreement.  On July 5, 2006, in connection with our acquisition of Collective Technologies LLC, we entered into an employment agreement with Edward C. Ateyeh, Jr. (Ed Taylor) pursuant to which he joined us as our Executive Vice President, U.S. Services.

Mr. Ateyeh’s initial period of employment commenced on July 5, 2006 and will end on the second anniversary (July 5, 2008) of the date of his employment agreement, unless early termination under certain circumstances as described below. Mr. Ateyeh’s employment term will automatically renew for additional one (1) year period and on each anniversary, unless either party gives to the other written notice at least thirty (30) days in advance of the beginning of any one-year renewal period that the period of employment is to be terminated. Either party may elect not to renew the employment with or without cause. If we elect not to renew his employment agreement, then his termination will be deemed to be termination “By Employer Not For Cause” pursuant to item (c) described below. If he elects not to renew his employment agreement then his termination will be deemed to be a termination “By Employee Not for Good Reason” pursuant to item (e) as described below.

Under the employment agreement, Mr. Ateyeh’s base salary is $300,000 per year and he is eligible to receive a cash bonus of up to $100,000 per year, subject to and contingent upon the achievement of financial and operational objectives to be determined from time to time by our Chief Executive Officer and/or our Board of Directors. We may annually review his base salary and potential bonus compensation and may determine, in our sole discretion, whether and how much the existing compensation will be adjusted, without regard to any policy or practice we may have for adjusting salaries or potential bonuses, provided, however, that we may not reduce his annual base salary.

Mr. Ateyeh is also eligible to participate in and to receive benefits available to our executive officers including our Healthcare Expense Reimbursement Plan.

In addition, Mr. Ateyeh received 300,000 shares of restricted stock with a purchase per of $0.01 per share and options to purchase 300,000 shares of our common stock with the exercise price of $0.85 per share under our 2006 Stock Incentive Plan (CT). The shares of restricted stock vest over three years of continuous employment, 33.33% vest on the first anniversary of his employment agreement and the remaining unvested shares vest 4.16% on the 13th month and each month thereafter. The options vest over three years of continuous employment, 16.67% vest on the sixth month after the date of his employment agreement and the remaining unvested shares vest 3.33% on the seventh month and each month thereafter.

The provisions of termination of employment under Mr. Ateyeh’s employment agreement are as follows:

(a) If By Death.  We will pay to Mr. Ateyeh’s beneficiaries or estate, as appropriate, any compensation and other amounts then due and owing through the date of termination, including payment for accrued unused vacation, if any, vested benefits under any employee benefit plan and unreimbursed expenses due to him.

(b) If By Disability.  We will pay Mr. Ateyeh all compensation and other amounts to which he is entitled through the date of termination, including payment for accrued unused vacation, if any, vested benefits under any employee benefit plan and unreimbursed expenses due to him.

(c) If By Employer Not For Cause.  In the event we terminate Mr. Ateyeh’s employment without Cause, we will pay all compensation due and owing through the last day actually worked, including but not limited to payment for any accrued but unused vacation time, vested benefits under any employee benefit plan and unreimbursed expenses due to him.

In addition:

(i) we will pay Mr. Ateyeh an amount, in equal installments for a period of one (1) year after termination of the period of employment and pursuant to our standard payroll policies and practices, equal to one and one-half (1 1/2) times his annual base salary at the time of the termination of his employment plus one and one-half (1 1/2) times his target annual bonus in effect at the time of the termination,

(ii) we will pay Mr. Ateyeh’s COBRA premiums, if COBRA is properly elected, for a period of one (1) year after termination of the period of employment, for a period of one (1) year after termination of the period of employment, and

(iii) the restricted stock award subject to the award agreement and the stock option grant subject to the option agreement, to the extent not previously exercised, will automatically and immediately vest with respect to the greater of (x) the number of shares, if any, that would have vested if Mr. Ateyeh continued his service for a period of one (1) year after termination of the period of employment, or (y) two thirds (2/3) of the aggregate number of shares subject to such award.

Additionally, each party will negotiate (A) the receipt of any post-termination benefits or other payments will be contingent upon and subject to each party executing and delivering to one another a mutual general release of claims, in a form reasonably satisfactory to each party hereto, which is not revoked by either party, and (B) they will negotiate in good faith with the other party hereto the terms of such release as soon as reasonably practicable following his termination of employment.

(d) If By Employer For Cause.  In the event we terminate Mr. Ateyeh’s employment for Cause, we will pay all compensation and other amounts then due and owing, including payment for accrued unused vacation time, if any, vested benefits under any employee benefit plan and unreimbursed expenses due to him.

(e) If By Employee Not for Good Reason.  If Mr. Ateyeh terminates his employment without Good Reason, we will have the option, in our complete discretion, to make his termination effective at any time. Upon any termination of his employment without Good Reason, we will pay all compensation and other amounts due and owing through the end of the thirty (30) day notice period, including payment for accrued unused vacation time, if any, vested benefits under any employee benefit plan and unreimbursed expenses due to him.

(f) If By Employee for Good Reason.  If Mr. Ateyeh terminates his employment for Good Reason, we will pay all compensation due and owing through the last day actually worked, including but not limited to payment for any accrued but unused vacation time, vested benefits under any employee benefit plan and unreimbursed expenses due to him.

In addition:

(i) we will pay Mr. Ateyeh an amount, in equal installments for a period of one (1) year after termination of the period of employment and pursuant to our standard payroll policies and practices, equal to one and one-

half (1 1/2) times his annual base salary at the time of the termination of his employment plus one and one-half (1 1/2) times his target annual bonus in effect at the time of the termination,

(ii) we will pay Mr. Ateyeh’s COBRA premiums, if COBRA is properly elected, for a period of one (1) year after termination of the period of employment, and

(iii) the restricted stock award subject to the award agreement and the stock option grant subject to the option agreement, to the extent not previously exercised, will automatically and immediately vest with respect to the greater of (x) the number of shares, if any, that would have vested if he continued his service for a period of one (1) year after termination of the period of employment, or (y) two thirds (2/3) of the aggregate number of shares subject to such award.

Keith Clark Employment Contract.  On July 5, 2000, we entered into an employment contract with Keith Clark, our Executive Vice President, Europe and Worldwide Operations.

Under the employment contract, Mr. Clark is eligible to participate in and to receive benefits available to our employees residing in the United Kingdom, including the company’s private and permanent non-contributory health plans and life insurance plan.

The provisions of termination of employment under Mr. Clark’s employment contract are as follows:

•	In the event we terminate Mr. Clark’s employment, we are required to provide him notification on the last day of the calendar quarter that we will be terminating his employment in six months.

•	In the event Mr. Clark terminates his employment, he is required to provide us notification on the last day of the calendar quarter that he will be terminating his employment in six months.

William J. Kerley Employment Agreement.  On July 5, 2006, in connection with our acquisition of Collective Technologies LLC, we entered into an employment agreement with William J. Kerley pursuant to which Mr. Kerley joined us as our Chief Operating Officer, U.S. Services.

Mr. Kerley’s initial period of employment commenced on July 5, 2006 and will end on the second anniversary (July 5, 2008) of the date of his employment agreement, unless early termination under certain circumstances as described below. Mr. Kerley’s employment term will automatically renew for additional one (1) year period and on each anniversary, unless either party gives to the other written notice at least thirty (30) days in advance of the beginning of any one-year renewal period that the period of employment is to be terminated. Either party may elect not to renew the employment with or without cause. If we elect not to renew his employment agreement, then his termination will be deemed to be termination “By Employer Not For Cause” pursuant to item (c) described below. If he elects not to renew his employment agreement then his termination will be deemed to be a termination “By Employee Not for Good Reason” pursuant to item (e) as described below.

Under the employment agreement, Mr. Kerley’s base salary is $235,000 per year and he is eligible to receive a cash bonus of up to $40,000 per year, subject to and contingent upon the achievement of financial and operational objectives to be determined from time to time by our Chief Executive Officer and/or our Board of Directors. We may annually review his base salary and potential bonus compensation and may determine, in our sole discretion, whether and how much the existing compensation will be adjusted, without regard to any policy or practice we may have for adjusting salaries or potential bonuses, provided, however, that we may not reduce his annual base salary.

Mr. Kerley is also eligible to participate in and to receive benefits available to our executive officers including our Healthcare Expense Reimbursement Plan.

In addition, Mr. Kerley received 150,000 shares of restricted stock with a purchase price of $0.01 per share under our 2006 Stock Incentive Plan (CT). The shares of restricted stock vest over three years of continuous employment, 33.33% vest on the first anniversary of his employment agreement and the remaining unvested shares vest 4.16% on the 13th month and each month thereafter.

The provisions of termination of employment under Mr. Kerley’s employment agreement are as follows:

(a) If By Death.  We will pay to Mr. Kerley’s beneficiaries or estate, as appropriate, any compensation and other amounts then due and owing through the date of termination, including payment for accrued unused vacation, if any, vested benefits under any employee benefit plan and unreimbursed expenses due to him.

(b) If By Disability.  We will pay Mr. Kerley all compensation and other amounts to which he is entitled through the date of termination, including payment for accrued unused vacation, if any, vested benefits under any employee benefit plan and unreimbursed expenses due to him.

(c) If By Employer Not For Cause.  In the event we terminate Mr. Kerley’s employment without Cause, we will pay all compensation due and owing through the last day actually worked, including but not limited to payment for any accrued but unused vacation time, vested benefits under any employee benefit plan and unreimbursed expenses due to him.

In addition:

(i) we will pay Mr. Kerley an amount, in equal installments for a period of one (1) year after termination of the period of employment and pursuant to our standard payroll policies and practices, equal to one and one-half (1 1/2) times his annual base salary at the time of the termination of his employment plus one and one-half (1 1/2) times his target annual bonus in effect at the time of the termination,

(ii) we will pay Mr. Kerley’s COBRA premiums, if COBRA is properly elected, for a period of one (1) year after termination of the period of employment, for a period of one (1) year after termination of the period of employment, and

(iii) the restricted stock award subject to the award agreement, to the extent not previously exercised, will automatically and immediately vest with respect to the greater of (x) the number of shares, if any, that would have vested if he continued his service for a period of one (1) year after termination of the period of employment, or (y) two thirds (2/3) of the aggregate number of shares subject to such award.

Additionally, each party will negotiate (A) the receipt of any post-termination benefits or other payments will be contingent upon and subject to each party executing and delivering to one another a mutual general release of claims, in a form reasonably satisfactory to each party hereto, which is not revoked by either party, and (B) they will negotiate in good faith with the other party hereto the terms of such release as soon as reasonably practicable following his termination of employment.

(d) If By Employer For Cause.  In the event we terminate Mr. Kerley’s employment for Cause, we will pay all compensation and other amounts then due and owing, including payment for accrued unused vacation time, if any, vested benefits under any employee benefit plan and unreimbursed expenses due to him.

(e) If By Employee Not for Good Reason.  If Mr. Kerley terminates his employment without Good Reason, we will have the option, in our complete discretion, to make his termination effective at any time. Upon any termination of his employment without Good Reason, we will pay all compensation and other amounts due and owing through the end of the thirty (30) day notice period, including payment for accrued unused vacation time, if any, vested benefits under any employee benefit plan and unreimbursed expenses due to him.

(f) If By Employee for Good Reason.  If Mr. Kerley terminates his employment for Good Reason, we will pay all compensation due and owing through the last day actually worked, including but not limited to payment for any accrued but unused vacation time, vested benefits under any employee benefit plan and unreimbursed expenses due to him.

In addition:

(i) we will pay Mr. Kerley an amount, in equal installments for a period of one (1) year after termination of the period of employment and pursuant to our standard payroll policies and practices, equal to one and one-half (1 1/2) times his annual base salary at the time of the termination of his employment plus one and one-half (1 1/2) times his target annual bonus in effect at the time of the termination,

(ii) we will pay Mr. Kerley’s COBRA premiums, if COBRA is properly elected, for a period of one (1) year after termination of the period of employment, and

(iii) the restricted stock award subject to the award agreement, to the extent not previously exercised, will automatically and immediately vest with respect to the greater of (x) the number of shares, if any, that would have vested if he continued his service for a period of one (1) year after termination of the period of employment, or (y) two thirds (2/3) of the aggregate number of shares subject to such award.

Indemnification Agreements

We have entered into an Indemnification Agreement with each of our directors and executive officers, including the named executive officers. The form of Indemnification Agreement was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended April 5, 2003. Pursuant to the terms of each Indemnification Agreement, we are generally obligated to indemnify the director or executive officer, to the fullest extent permitted by law, against any expenses paid or incurred in connection with investigating, defending, being a witness in or participating in (including on appeal), or preparing to defend, be a witness in or participate in any suit or proceeding related to the fact that the individual is or was a director or officer of the company. The Indemnification Agreements also generally obligate us, to the extent permitted by law, to advance indemnifiable expenses to the directors and executive officers. Our bylaws also require that we indemnify and advance expenses to our directors and executive officers to the fullest extent permitted by law.

Change of Control Agreements

We have entered into Change of Control Agreements with each of our executive officers, including the named executive officers. Each Change of Control Agreement will continue in effect until the end of the calendar year, and will automatically renew for additional one-year terms unless either party to the applicable agreement provides notice to the other party at least ninety (90) days prior to the end of the term that the agreement will not be so extended. Furthermore, notwithstanding the foregoing, the agreement cannot be terminated within twelve (12) months following a change of control (see “Definition of Cause, Good Reason and Change of Control” above) of the company occurs. If, during the term of the applicable agreement, the named executive officer’s employment is terminated within twelve (12) months following a change of control of the company, and subject to the named executive officer’s execution of a release agreement in a form satisfactory to the company, the named executive officer will be entitled to the following compensation and benefits:

•	If the named executive officer’s employment is terminated (i) by the company for cause or disability (see “Definition of Cause, Good Reason and Change of Control” above), (ii) as a result of the named executive officer’s death or (iii) other than for good reason (see “Definition of Cause, Good Reason and Change of Control” above), then the named executive officer will receive his accrued compensation, and, if the termination was a result of the named executive officer’s death or disability, the named executive officer will also receive a pro rata bonus based on the number of days he was employed in the calendar year in which the termination occurred.

•	If the named executive officer’s employment is terminated for any reason other than those described above, then (i) the named executive officer will receive his accrued compensation and a pro rata bonus, (ii) the named executive officer will receive severance pay equal to the sum of his base salary at the time of the termination (or, if greater, within the 90 days prior thereto) plus his target bonus for the fiscal year in which the termination occurred, (iii) the named executive officer’s stock options and restricted stock that would have vested in the twelve (12) months following the termination assuming continued employment will become vested and exercisable, and (iv) the named executive officer’s health insurance, life insurance and other benefits will be continued at company expense for twelve (12) months following the termination.

The Change of Control Agreement supersedes all prior agreements between the parties with respect to the subject matter thereof, including the Severance Agreements previously entered into between the company and each of applicable executive officers.

The following table sets forth information regarding the estimated payments that would be made to each of our named executive officers upon voluntary termination, death or permanent disability or involuntary termination. The actual amounts to be paid out can only be determined at the time of such named executive officer’s separation from our company. The information set forth in the table assumes:

•	The termination and/or the change of control event occurred on April 7, 2007, which was the last day of our most recently completed fiscal year; and

•	The market value of our common stock on that date was $0.76 per share, which was the closing price of our common stock on the Nasdaq Capital Market on April 7, 2007.

		Death	Involuntary Termination
		or	Not		Change
	Voluntary	Permanent	For	For	of
	Termination(1)	Disability(1)	Cause(1)	Cause(1)	Control
Name	($)	($)	($)	($)	($)

Thomas P. Raimondi, Jr.
Accumulated Vacation Pay(2)	46,154	46,154	46,154	46,154	46,154
Change of Control with termination (i) by company for cause or executive’s disability (ii) executive’s death (iii) by executive other than for good reason(3)					See(3)
Change of Control with termination (i) by company without cause or (ii) by executive for good reason					See(1)
1. Severance Payment					400,000
2. Bonus					200,000
3. Acceleration of Unvested Options(4)					—
4. Acceleration of Unvested Restricted Stock(5)					1,095,830
5. Life Insurance Premium(6)					820
6. Health Insurance Premium(7)					2,977
Employment Agreement	—	—	—	—	—

TOTAL	46,154	46,154	46,154	46,154	1,745,780

		Death	Involuntary Termination
		or	Not		Change
	Voluntary	Permanent	For	For	of
	Termination(1)	Disability(1)	Cause(1)	Cause(1)	Control
Name	($)	($)	($)	($)	($)

Edward C. Ateyeh, Jr.
Accumulated Vacation Pay(2)	34,615	34,615	34,615	34,615	34,615
Change of Control with termination (i) by company for cause or executive’s disability (ii) executive’s death (iii) by executive other than for good reason(3)					See(3)
Change of Control with termination (i) by company without cause or (ii) by executive for good reason					See(1)
1. Severance Payment					300,000
2. Bonus					100,000
3. Acceleration of Unvested Options(4)					—
4. Acceleration of Unvested Restricted Stock(5)					225,000
5. Life Insurance Premium(6)(8)					See(8)
6. Health Insurance Premium(7)					2,977
Employment Agreement:		See(1)
1. Severance Payment(9)			450,000
2. Bonus(9)			150,000
3. Acceleration of Unvested Options(4)			—
4. Acceleration of Unvested Restricted Stock(5)			225,000

TOTAL	34,615	34,615	859,615	34,615	662,592

Keith Clark
Accumulated Vacation Pay(10)	28,544	28,544	28,544	28,544	28,544
Change of Control with termination (i) by company for cause or executive’s disability (ii) executive’s death (iii) by executive other than for good reason(3)					See(3)
Change of Control with termination (i) by company without cause or (ii) by executive for good reason					See(1)
1. Severance Payment					371,072
2. Bonus					—
3. Acceleration of Unvested Options(4)					—
4. Acceleration of Unvested Restricted Stock(5)					187,500
5. Life Insurance Premium(6)					4,146
6. Health Insurance Premium(7)					4,018
Employment Agreement	—	—	—	—	—

TOTAL	28,544	28,544	28,544	28,544	595,280

		Death	Involuntary Termination
		or	Not		Change
	Voluntary	Permanent	For	For	of
	Termination(1)	Disability(1)	Cause(1)	Cause(1)	Control
Name	($)	($)	($)	($)	($)

William J. Kerley
Accumulated Vacation Pay(2)	27,115	27,115	27,115	27,115	27,115
Change of Control with termination (i) by company for cause or executive’s disability (ii) executive’s death (iii) by executive other than for good reason(3)					See(3)
Change of Control with termination (i) by company without cause or (ii) by executive for good reason					See(1)
1. Severance Payment					235,000
2. Bonus					40,000
3. Acceleration of Unvested Options(4)					—
4. Acceleration of Unvested Restricted Stock(5)					112,500
5. Life Insurance Premium(6)					1,230
6. Health Insurance Premium(7)					2,977
Employment Agreement:		See(1)
1. Severance Payment(9)			352,500	—
2. Bonus(9)			60,000	—
3. Acceleration of Unvested Options(4)			—
4. Acceleration of Unvested Restricted Stock(5)			112,500

TOTAL	27,115	27,115	552,115	27,115	418,822

Scott Poteracki
Accumulated Vacation Pay(2)	31,154	31,154	31,154	31,154	31,154
Change of Control with termination (i) by company for cause or executive’s disability (ii) executive’s death (iii) by executive other than for good reason(3)					See(3)
Change of Control with termination (i) by company without cause or (ii) by executive for good reason					See(1)
1. Severance Payment					270,000
2. Bonus					135,000
3. Acceleration of Unvested Options(4)					—
4. Acceleration of Unvested Restricted Stock(5)					300,000
5. Life Insurance Premium(6)					6,430
6. Health Insurance Premium(7)					2,977
Employment Agreement	—	—	—	—	—

TOTAL	31,154	31,154	31,154	31,154	745,561

(1)	If the executive’s employment is terminated (i) voluntarily, (ii) as result of his death or permanent disability, (iii) by the company for cause, or (iv) by the company not for cause, we will pay his accrued compensation and other amounts then due and owing, including payment for accrued unused vacation time and unreimbursed expenses due to him.

(2)	Represents the accrued vacation amounts to be paid to the named executive officer assuming his vacation hours has accumulated to the maximum 240 hours pursuant to our paid time off policy.

(3)	If the executive’s employment is terminated (i) by the company for cause or disability (see “Definition of Cause, Good Reason and Change of Control” above), (ii) as a result of the executive’s death or (iii) by executive other than for good reason (see “Definition of Cause, Good Reason and Change of Control” above), then the executive will receive his accrued compensation, and, if the termination was a result of the executive’s death or disability, the executive will also receive a pro rata bonus based on the number of days he was employed in the calendar year in which the termination occurred.

(4)	If employment is terminated without cause within twelve (12) months following a change of control of the company (or in the event of the termination of employment of either Mr. Ateyeh or Mr. Kerley by us not for cause, or by either Mr. Ateyeh or Mr. Kerley for good reason pursuant to their respective Employment Agreements as described above), any unvested stock options will become fully vested and exercisable. Assumes that the vested options are exercised and the shares received upon exercise are immediately sold at $0.76 per share. Amounts in this column are the value of stock option based on the difference between the exercise price of the option and the $0.76 closing price of our common stock on April 7, 2007.

(5)	If employment is terminated without cause within twelve (12) months following a change of control of the company (or in the event of the termination of employment of either Mr. Ateyeh or Mr. Kerley by us not for cause, or by either Mr. Ateyeh or Mr. Kerley for good reason pursuant to their respective Employment Agreements as described above), any unvested shares of restricted stock will become fully vested and releasable. Assumes that the vested restricted stock is released and the shares are immediately sold at $0.76 per share. Amounts in this column is the value of restricted stock based on the difference between the purchase price of $0.01 per share and the $0.76 closing price of our common stock on April 7, 2007.

(6)	Life insurance premium to be paid for the benefit of the named executive officer for twelve (12) months following the termination.

(7)	Health insurance premium to be paid for the benefit of the named executive officer for twelve (12) months following the termination.

(8)	Mr. Ateyeh’s life insurance premium will be paid by us for twelve (12) months following the termination. We are currently waiting for the insurance underwriter to provide us with the amount of the annual premium.

(9)	Payment of severance and bonus is to be made in equal installments for a period of one (1) year after termination pursuant to the Employment Agreement of each of Messrs. Ateyeh and Kerley.

(10)	Represents the accrued vacation amount to be paid to Mr. Clark assuming his vacation hours has accumulated to the maximum 20 working days pursuant to his employment contract.

Compensation Committee Interlocks and Insider Participation

As of April 7, 2007, the Compensation Committee consisted of Messrs. Atkins, Begley and Smith. None of these persons is or has been an officer or employee of our company or any of its subsidiaries. In addition, there are no Compensation Committee interlocks among our company and other entities involving its executive officers and members of the Board of Directors who serve as executive officers of such entities.

Director Compensation

Each non-employee director receives annual compensation in the amount of $25,000, paid in quarterly installments at the beginning of each fiscal quarter. In addition, each Compensation Committee member, Audit Committee member, Nominating Committee member, Committee Chairman and Lead Director receives annual fees of $2,500, $5,000, $2,500, $5,000 and $15,000, respectively. Each non-employee director is also eligible for reimbursement for expenses incurred in connection with attendance at board and committee meetings in accordance with the company travel and expense policy. Each non-employee director is included in our executive medical plan. Our non-employee directors are permitted to participate in our investment and tax planning program. During fiscal year 2007, no expenses were reimbursed to, or fees incurred on behalf of, any non-employee director under this program.

Our employee director, Mr. Raimondi, did not receive any cash compensation for serving on the Board of Directors for the fiscal year ended April 7, 2007, but was reimbursed for expenses incurred in attending board meetings.

The following table sets forth compensation paid to our non-employee directors in fiscal year 2007.

	Fees Earned or	Option	All Other
	Paid in Cash	Awards(3)	Compensation(4)	Total
Name	($)	($)	($)	($)

William Atkins(1)	11,458	4,000	—	15,458
Lawrence P. Begley	38,750	31,332	—	70,082
Franz L. Cristiani	52,500	23,305	11,683	87,488
Ronald E. Heinz, Jr.(2)	13,542	4,000	—	17,542
Michael Pehl	25,000	44,041	—	69,041
Kent D. Smith	33,750	23,305	—	57,055

(1)	Mr. Atkins became a director on October 30, 2006.

(2)	Mr. Heinz became a director on October 30, 2006.

(3)	The amounts listed in this column reflect the company’s accounting expense for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as the exercising of stock options). Amounts listed in this column represent the dollar amount we recognized in our financial statements in fiscal year 2007 pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123(R), or SFAS 123(R), Share-Based Payment.” Assumptions made for the purpose of computing these amounts are discussed in our Annual Report on Form 10-K for the fiscal year ended April 7, 2007 in Note 11 to Consolidated Financial Statements, under the heading “Stock-Based Compensation.”

(4)	Amounts listed in this column represent medical reimbursement paid during fiscal year 2007.

Each non-employee director is granted a nonqualified option to purchase 50,000 shares of common stock under our 2001 Non-Employee Director Option Program (the “Program”) upon election or appointment to the Board of Directors. In addition, the Program provides that each non-employee director who is a director immediately prior to an annual meeting of our stockholders and who continues to be a director after such meeting, provided that such director has served as such for at least 11 months, will be granted an option to purchase 25,000 shares of common stock on the related annual meeting date. Options granted under the Program vest and become exercisable in three equal installments on each anniversary of their respective grant date. Messrs. Atkins and Heinz were each granted an option to purchase 50,000 shares of common stock with an exercise price of $0.85 on their election on October 30, 2006. On October 30, 2006, we granted each non-employee director other than Messrs. Atkins and Heinz an option to purchase 25,000 shares of common stock with an exercise price of $0.85. Immediately after our 2007 Annual Meeting and assuming their reelection and that Proposal One (the amendment to our Restated Certificate of Incorporation) is approved, Messrs. Begley, Cristiani, Pehl, and Smith will be granted options to purchase 25,000 shares of common stock at the fair market value on such date. In addition, after 11 months of service, Messrs. Atkins and Heinz will be granted options to purchase 25,000 shares of common stock at the fair market value on such date.

The following table sets forth the stock options granted in fiscal year 2007, the corresponding grant date fair value of those stock options and the aggregate number of stock options outstanding as of April 7, 2007, for each of our non-employee directors.

		Grant Date	Aggregate
	Number of	Fair Value of	Stock Option
	Stock Options	Stock Options	Awards
	Granted in	Awarded in	Outstanding
	FY2007(3)	FY2007(4)	as of 4-7-07
Name	(#)	($)	(#)

William Atkins(1)	50,000	27,550	50,000
Lawrence P. Begley	25,000	13,775	75,000
Franz L. Cristiani	25,000	13,775	185,000
Ronald E. Heinz, Jr.(2)	50,000	27,550	50,000
Michael Pehl	25,000	13,775	100,000
Kent D. Smith	25,000	13,775	175,000

(1)	Mr. Atkins became a director on October 30, 2006.

(2)	Mr. Heinz became a director on October 30, 2006.

(3)	Messrs. Atkins and Heinz were each granted an option to purchase 50,000 shares of common stock with an exercise price of $0.85 on their election on October 30, 2006. On October 30, 2006, we granted each non-employee director, Messrs. Begley, Cristiani, Pehl and Smith, an option to purchase 25,000 shares of common stock with an exercise price of $0.85.

(4)	The amounts listed in this column represent the valuation of the awards based on the grant date fair value of the stock options granted to our directors in fiscal year 2007 pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123(R) or SFAS 123(R), Share-Based Payment.” Assumptions made for the purpose of computing these amounts are discussed in our Annual Report on Form 10-K for the fiscal year ended April 7, 2007 in Note 11 to Consolidated Financial Statements, under the heading “Stock-Based Compensation.” The accounting expense recognized by us in fiscal year 2007 for these awards are listed in the Option Awards column of the Director Compensation Table of this proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Equity Compensation Plans

The following table sets forth information as of fiscal year ended April 7, 2007, relating to our equity compensation plans pursuant to which grants of stock options and restricted stock may be awarded.

				Number of
				Securities
	Number of		Weighted-	Remaining
	Securities		Average	Available for
	to be Issued		Exercise	Future Issuance
	Upon the		Price per	Under Equity
	Exercise of		Share of	Compensation
	Outstanding		Outstanding	Plans
	Options,		Options,	(Excluding
	Warrants		Warrants	Securities
	and Rights		and Rights	Reflected in
Plan Category	(#) (a)		($) (b)	Column(a))(c)

Equity compensation plans approved by stockholders:
2001 Stock Incentive Plan	5,045,997		$1.59	6,086,495	(1)
2001 Non-Employee Director Option Program(2)	575,000		$1.39	6,644
2006 Stock Incentive Plan (CT)	1,728,219		$0.85	0	(3)
All Terminated Stock Plans	2,074,194		$8.67	0
Equity compensation plans not approved by stockholders:	150,000	(4)	$18.75	0

Total	9,573,411			6,093,139

(1)	Each January 1, the aggregate number of shares of common stock available for issuance under our 2001 Stock Incentive Plan is increased by a number equal to three percent (3%) of the number of shares of common stock outstanding as of December 31 of the immediately preceding calendar year.

(2)	The 2001 Non-Employee Director Option Program functions as part of the 2001 Stock Incentive Plan.

(3)	The 2006 Stock Incentive Plan (CT) was adopted in connection with our acquisition of Collective Technologies in July 2006. We do not expect to grant future awards under the 2006 Stock Incentive Plan (CT).

(4)	Represents a warrant to purchase 150,000 shares of our common stock at an exercise price of $18.75 per share. The warrant was issued in August 1999 and expires in August 2009 to an individual who was affiliated with Canopy in connection with services provided to us. The warrant was fully exercisable at April 7, 2007.

Security Ownership of Certain Beneficial Owners and Management

As of August 3, 2007, we had three classes of voting securities: common stock, Series A Stock and Series B Stock. Holders of Series A Stock and Series B Stock currently vote on an as-converted basis with the common stock, equal to 8.5369 votes per share and 8.7792 votes per share, respectively. However, holders of Series A Stock and the Series B Stock do not vote on the election of directors other than a Series A or Series B director, as applicable.

As of August 3, 2007, each share of Series A Stock was convertible into approximately 12.8 shares of common stock, and the common stock table reflects ownership of Series A Stock on an as-converted basis. Holders of our Series A Stock generally vote with holders of our common stock on an as-converted basis on any matter (other than the election of directors) presented for stockholder action or consideration, except that the maximum number of votes represented by each share of Series A Stock is 8.5369 (subject to adjustment for stock splits, recapitalizations and similar adjustments to our capital stock).

As of August 3, 2007, each share of Series B Stock was convertible into 10 shares of common stock, and the common stock table reflects ownership of Series B Stock on an as-converted basis. Holders of our Series B Stock generally vote with holders of our common stock on an as-converted basis on any matter (other than the election of directors) presented for stockholder action or consideration, except that the maximum number of votes represented by each share of Series B Stock is 8.7792 (subject to adjustment for stock splits, recapitalizations and similar adjustments to our capital stock).

Additionally, Series A Stock and Series B Stock are each entitled to a separate class vote with respect to certain significant corporate actions, as described in “Certain Relationships and Related Transactions” and as set forth in the Certificates of Designations governing the Series A Stock and Series B Stock.

The following tables set forth certain information regarding the beneficial ownership of our voting stock as of August 3, 2007, by (i) each person known by us to own more than 5% of such shares, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. Ownership information has been supplied by the persons concerned. Except as otherwise indicated and subject to the effect of applicable community property laws, we believe that the persons named in this table have sole voting and investment power with respect to all shares. The table below represents shares of common stock on an as-converted basis.

Common Stock

	Shares Beneficially
	Owned(2)
Name and Address of Beneficial Owner(1)	Number	Percent

The Canopy Group, Inc(3)	14,838,285	20.79%
333 South 520 West, Suite 300 Lindon, UT 84042
Advent International Corporation(4)	22,832,669	31.99%
75 State Street, 29th Floor Boston, MA 02109
EMC Corporation(5)	7,808,405	10.94%
176 South Street Hopkinton, MA 01748
Thomas P. Raimondi, Jr.(6)	1,849,563	2.53%
William Atkins	0	*
Lawrence P. Begley(7)	58,334	*
Franz L. Cristiani(8)	153,334	*
Ronald E. Heinz, Jr.(9)	14,838,285	20.79%
Michael Pehl(10)	22,891,003	32.05%
Kent D. Smith(11)	133,334	*
Edward C. Ateyeh, Jr. (Ed Taylor)(12)	1,567,841	2.18%
Keith Clark(13)	983,967	1.36%
William J. Kerley(14)	396,409	*
Scott Poteracki(15)	830,563	1.15%
All directors and officers as a group (11 persons)(16)	43,702,633	57.67%

*	Less than 1%

Series A and B Convertible Preferred Stock

	Shares Beneficially Owned
	Series A	Series B
	Number	Number	Percent

Digital Media & Communications III Limited Partnership(17)	87,007	248,370	15.61%
Digital Media & Communications III-A Limited Partnership(17)	41,661	118,925	7.47%
Digital Media & Communications III-B Limited Partnership(17)	15,418	44,012	2.77%
Digital Media & Communications III-C Limited Partnership(17)	216,073	616,803	38.76%
Digital Media & Communications III-D C.V.(17)	28,568	81,550	5.12%
Digital Media & Communications III-E C.V.(17)	19,045	54,366	3.42%
Advent Partners DMC III Limited Partnership(17)	6,122	17,475	1.10%
Advent Partners II Limited Partnership(17)	1,757	5,015	0.32%
EMC Corporation(18)	151,146	395,507	25.44%

TOTAL	566,797	1,582,023	100.00%

(1)	Unless otherwise indicated, the address for each beneficial owner is c/o MTI Technology Corporation, Attn: Corporate Secretary, 17595 Cartwright Road, Irvine, California 92614.

(2)	The number and percentage of shares beneficially owned have been determined in accordance with the rules of the SEC and are based on 39,357,157 issued and outstanding shares of our common stock (not including shares issuable upon exercise of options or warrants except to the extent held by the named person) and 2,148,820 issued and outstanding shares of Series A Stock and Series B Stock, each as of August 3, 2007. The data included in this table reflects shares of common stock issuable upon conversion of these outstanding shares of convertible preferred stock.

(3)	Based on the Schedule 13G filed with the SEC on February 24, 2004. Includes 125,000 warrants issued on June 20, 2006, 125,000 warrants issued on November 21, 2006 and 125,000 warrants issued on June 22, 2007.

(4)	Includes 5,640,595 shares issuable upon exercise of warrants. Please see discussion regarding Series A Stock and Series B Stock financing and the proxy agreement among Canopy and the holders of Series A Stock and Series B Stock under “Certain Relationships and Related Transactions.”

(5)	Includes 1,916,300 shares issuable upon exercise of warrants. Please see discussion regarding the Series A Stock and Series B Stock financing and the proxy agreement among Canopy and the holders of Series A Stock and Series B Stock under “Certain Relationships and Related Transactions.”

(6)	Includes 194,563 shares issuable upon exercise of options exercisable within 60 days of August 3, 2007. Includes 200,000 shares of restricted stock awarded on February 10, 2005. Also includes 1,400,000 shares of restricted stock awarded on October 30, 2006 in exchange for the cancellation of certain stock options held by the named executive officer, as approved by the stockholders on October 30, 2006.

(7)	Includes 33,334 shares issuable upon exercise of options exercisable within 60 days of August 3, 2007.

(8)	Includes 143,334 shares issuable upon exercise of options exercisable within 60 days of August 3, 2007.

(9)	Represents shares and warrants owned by Canopy. Mr. Heinz is the Managing Director of the general partner of Canopy Venture L, LP, a venture capital firm and an affiliate of The Canopy Group, Inc. Except to the extent of his pecuniary interest therein, Mr. Heinz disclaims beneficial ownership of all shares held by Canopy.

(10)	Represents shares and warrants owned by Advent International Corporation, plus 58,334 shares issuable upon exercise of options exercisable within 60 days of August 3, 2007. Mr. Pehl was an Operating Partner of Advent. Except to the extent of his pecuniary interest therein, Mr. Pehl disclaims beneficial ownership of all shares held by Advent. Please see discussions regarding our private placements of the Series A Stock and Series B Stock and regarding the proxy agreement among Canopy and the holders of Series A Stock and Series B Stock under “Certain Relationships and Related Transactions.”

(11)	Represents 133,334 shares issuable upon exercise of options exercisable within 60 days of August 3, 2007.

(12)	Mr. Ateyeh received 851,100 shares of common stock and a warrant to purchase 300,000 shares of common stock in connection with the Asset Purchase Agreement dated June 6, 2006, as amended June 28, 2006 and July 5, 2006, by and between MTI Technology Corporation and Collective Technologies, LLC. The warrants are exercisable on July 5, 2007. Also pursuant to his Employment Agreement of July 5, 2006, Mr. Ateyeh received 300,000 shares of restricted stock awarded on October 30, 2006 and 300,000 shares of stock options granted on October 30, 2006, of which 116,741 shares are issuable upon exercise of the options and exercisable within 60 days of August 3, 2007.

(13)	Includes 733,755 shares issuable upon exercise of options exercisable within 60 days of August 3, 2007. Also includes 250,000 shares of restricted stock awarded on October 30, 2006 in exchange for the cancellation of certain stock options held by the named executive officer, as approved by the stockholders on October 30, 2006.

(14)	Mr. Kerley was elected as an officer on October 30, 2006. In connection with the Asset Purchase Agreement dated June 6, 2006, as amended June 28, 2006 and July 5, 2006, by and between MTI Technology Corporation and Collective Technologies, LLC., Mr. Kerley received 115,588 shares of restricted stock which were awarded on October 30, 2006 which were fully vested and released on January 5, 2007 and 310,486 shares of stock options granted on October 30, 2006, of which 120,821 shares are issuable upon exercise of the options and exercisable within 60 days of August 3, 2007. Also pursuant to his Employment Agreement of July 5, 2006, Mr. Kerley received 150,000 shares of restricted stock awarded on October 30, 2006.

(15)	Includes 330,563 shares issuable upon exercise of options exercisable within 60 days of August 3, 2007. Also includes 400,000 shares of restricted stock awarded on June 21, 2006.

(16)	Includes shares held by entities affiliated with directors and executive officers as described above, as well as an aggregate of 8,180,379 shares issuable upon exercise of stock options and warrants exercisable within 60 days of August 3, 2007.

(17)	The address for this entity is c/o Advent International Corporation, 75 State Street, 29th Floor, Boston, Massachusetts 02109. Advent International Corporation holds sole voting and investment power (including dispositive power) over the securities held by this entity. Michael Pehl, one of our directors, was an Operating Partner with Advent International Corporation, and therefore may be deemed to exercise voting and investment power (including dispositive power), over the shares held by this entity. Mr. Pehl disclaims beneficial ownership of the shares held by this entity, except to the extent of his pecuniary interest therein.

(18)	The address for EMC Corporation is 176 South Street, Hopkinton, Massachusetts 01748.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

Our Audit Committee Charter requires that the Audit Committee review and approve all related party transactions. Our Code of Business Conduct and Ethics requires that our directors, officers and employees to be aware of possible conflicts of interest, and to handle any such conflicts ethically and in compliance with applicable law. Conflicts of interest are prohibited as a matter of company policy, except if approved by the Board of Directors on a case-by-case basis.

Certain Relationships and Related Transactions

Canopy Group — Letter of Credit

In November 2002, we entered into an agreement with Comerica Bank for a line of credit of $7,000,000 at an interest rate equal to the prime rate. The line of credit is secured by a letter of credit that is guaranteed by The Canopy Group Inc (“Canopy”). The line of credit with Comerica was set to expire on May 31, 2007 and the letter of credit from Canopy was to expire on June 30, 2007. However, on May 31, 2007, we renewed the Comerica line of credit through November 30, 2007 and Canopy renewed its letter of credit guarantee through December 31, 2007.

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

On November 21, 2006, Canopy modified its amended waiver and consent and extended their letter of credit through June 30, 2007; therefore, enabled us to renew the Comerica line of credit through May 31, 2007. In exchange for this amendment, we issued Canopy a warrant to purchase 125,000 shares of our common stock at an exercise price of $0.73 per share , the fair market value of the date of grant. The warrant is exercisable immediately and has a term of five years.

On June 22, 2007, Canopy modified its amended waiver and consent and extended their letter of credit through December 31, 2007; therefore, enabled the renewal of the Comerica line of credit through November 30, 2007. In exchange for the amendment, a warrant to purchase 125,000 shares of our common stock was issued to Canopy on June 22, 2007. The warrant is exercisable immediately at $0.37 per share and has a term of five years.

As of August 3, 2007, Canopy holds approximately 20.79% of our common stock, assuming conversion of our outstanding convertible preferred stock and outstanding warrants, but excluding our outstanding stock options.

In the ordinary course of business on our standard terms and conditions, we may sell and purchase goods and services to and from affiliated companies of Canopy. During fiscal year 2007, there were no sales to companies affiliated with Canopy. During fiscal year 2007, we purchased goods and services from DirectPointe totaling $120,000. Canopy has an equity interest in DirectPointe.

Richard Ruskin — Severance Agreement

On November 29, 2006, we entered into a Severance and Release Agreement with Richard Ruskin, the company’s former Executive Vice President of U.S. Sales and Marketing. The severance agreement addresses the terms and conditions of Mr. Ruskin’s termination effective September 30, 2006 as our former Executive Vice President of U.S. Sales and Marketing. As severance, we paid Mr. Ruskin $154,500, which is equal to six (6) months of his annual base salary, bonus and auto allowance prior to his termination, in eleven equal installments pursuant to our regular payroll practices and less applicable taxes. Through April 1, 2007, we paid his monthly premium for insurance coverage pursuant to COBRA as he elected such coverage. We also agreed that 50,000 of the 250,000 shares of MTI restricted stock that Mr. Ruskin was previously granted would vest and be released to him on June 21, 2007 and the remaining shares would be forfeited as of his termination date. On November 29, 2006 and in connection with the Severance and Release Agreement, we also entered into a Consulting Agreement with Mr. Ruskin pursuant to which he will provide us with consulting services, at a rate of $125 per hour, through June 30, 2007. Mr. Ruskin is free to accept other employment during the severance period. Mr. Ruskin agreed to a general release of all claims he has or may have against us, and to customary restrictions on his use of our proprietary information following his termination.

Nick Ganio — Severance Agreement

On May 18, 2007, we entered into a Severance and Release Agreement with Nick Ganio, the company’s former Executive Vice President of Worldwide Sales and Marketing. The severance agreement addresses the terms and conditions of Mr. Ganio’s termination effective May 18, 2007 as our former Executive Vice President of Worldwide Sales and Marketing. As severance, we paid Mr. Ganio $175,000 an amount equal to six (6) months of his total compensation following his employment termination date of May 18, 2007, pursuant to our regular payroll practices and less applicable taxes. For a period of twelve (12) months following his employment termination, we paid his premium for insurance coverage pursuant to COBRA as he elected such coverage and reimbursed him for other medical, vision and dental expenses he incurred that would have been covered under our existing executive medical plan had he been employed as an executive at the time. During the severance period, Mr. Ganio is free to accept other employment. Mr. Ganio agreed to a general release of all claims he has or may have against us, and to customary restrictions on his use of our proprietary information following his termination.

EMC Corporation — Security Agreement

On March 31, 2003, we entered into a reseller agreement with EMC and as a result we have become a reseller and service provider of EMC systems and software. Sales of EMC products accounted for 88% of our net product revenue and 60% of total revenue in fiscal year 2007. On June 1, 2004, we assigned to EMC all of our rights, title and interest in and to all of our patents and patent applications. On December 30, 2004, we entered into a security agreement with EMC whereby we granted EMC a security interest in certain of our assets to secure our obligations to EMC under our existing supply agreements. The assets pledged as collateral consisted primarily of our accounts receivable generated from the sale of EMC products and services, related inventory and the proceeds of such accounts receivable and inventory. In exchange for this security interest, EMC increased our purchasing credit limit to $20,000,000 and terminated a prior letter of credit. However, on June 7, 2006, due to our improved financial position and established payment history, EMC terminated its security agreement and released its security interest in our assets. Our purchasing credit limit with EMC is currently determined based upon the needs of our business and our financial position.

Series A Convertible Preferred Stock (the “Series A Stock”)

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

The issuance of Series B Stock, as discussed below, triggered the anti-dilution provisions of the Series A Stock. Upon issuance of the Series B Stock on November 2, 2005, the conversion price of the Series A Stock was reduced from $2.6465 to $2.0650 per share. Currently, each share of Series A Stock is convertible into approximately 12.8 shares of common stock.

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

Series B Convertible Preferred Stock (the “Series B Stock”)

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

The Series B Stock carries a cumulative dividend of 8% per year payable when and if declared by the Board of Directors. In the event of liquidation, dissolution or winding up of the company, the holders of the Series B Stock are senior in all respects to all other equity holders of the company. The company has the option to pay the dividends in cash or common stock, when approved by the Board of Directors.

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

As of August 3, 2007, affiliates of Advent and EMC own approximately 42.93% of the outstanding shares of the company’s capital stock, on an as-converted basis assuming conversion of all the shares of Series A Stock and Series B Stock and exercise of all the warrants they presently hold. On a combined basis, EMC, Canopy and affiliates of Advent own approximately 63.72% of the outstanding shares of the company’s capital stock on an as-converted basis. Furthermore, if the company has an indemnity obligation under the Securities Purchase Agreement the company entered into in connection with the Series B Stock financing, then the company may, if the company and the holders of the Series B Stock agree, settle up to $2,000,000 of that indemnity obligation by issuing up to an additional $2,000,000 (158,203 shares) of Series B Stock and warrants to purchase 37.5% of the number of shares of common stock into which such additional shares of Series B Stock are convertible when issued. If any such indemnity obligation is not satisfied by issuing shares of Series B Stock and warrants, then it will be satisfied through a cash payment.

As of August 3, 2007, EMC beneficially owned 7,808,405 shares, or approximately 10.94% of the company’s common stock assuming conversion of the Series A Stock and Series B Stock and related warrants. On April 7, 2007, there was $4,425,290 payable to EMC and $1,364,379 in trade receivables due from EMC. The sale of EMC products represented 88% of net product revenue and 60% of total revenue during the fiscal year ended April 7, 2007.

The holders of the Series A Stock appointed Mr. Pehl to the company’s Board of Directors. Mr. Pehl was formerly an Operating Partner at Advent International. As of August 3, 2007, Advent beneficially owned 31.99% of the company’s common stock, assuming conversion of the Series A Stock and Series B Stock and related outstanding warrants.

Edward C. Ateyeh, Jr. (Ed Taylor) — Collective Technologies, LLC Acquisition

On July 5, 2006, in connection with our acquisition of Collective Technologies, LLC (“Collective”), the company entered into an employment agreement with Edward C. Ateyeh, Jr. (Ed Taylor) pursuant to which Mr. Ateyeh joined us as our Executive Vice President, U.S. Services. Under his employment agreement, Mr. Ateyeh’s base salary is $300,000 per year and he is eligible to receive a cash bonus of up to $100,000 per year. In addition, Mr. Ateyeh received 300,000 shares of restricted stock and options to purchase 300,000 shares of the company’s common stock.

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

William J. Kerley — Collective Technologies, LLC Acquisition

On July 5, 2006, in connection with our acquisition of Collective, the company entered into an employment agreement with William J. Kerley pursuant to which Mr. Kerley joined us as our Chief Operating Officer, U.S. Services on July 5, 2006 and became an executive officer on October 30, 2006. Under his employment agreement, Mr. Kerley’s base salary is $235,000 per year and he is eligible to receive a cash bonus of up to $40,000 per year and received 150,000 shares of restricted stock. See “William J. Kerley Employment Agreement” above.

Mr. Kerley served as chief operating officer and chief financial officer of Collective from October 2000 to July 5, 2006. In connection with the acquisition of Collective, Mr. Kerley received 115,588 shares of restricted stock which were awarded on October 30, 2006 and fully vested and released on January 5, 2007 and 310,486 shares of stock options granted on October 30, 2006.

Indemnification and Change of Control Agreements

We have entered into Indemnification Agreements with our directors and executive officers and Change of Control Agreements with our executive officers. See “Indemnification Agreements” and “Change of Control Agreements” above.

Indemnification Agreements

We have entered into an Indemnification Agreement with each of our directors and executive officers. The form of Indemnification Agreement was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended April 5, 2003. Pursuant to the terms of each Indemnification Agreement, we are generally obligated to indemnify the director or executive officer, to the fullest extent permitted by law, against any expenses paid or incurred in connection with investigating, defending, being a witness in or participating in (including on appeal), or preparing to defend, be a witness in or participate in any suit or proceeding related to the fact that the individual is or was a director or officer of the company. The Indemnification Agreements also generally obligate us, to the extent permitted by law, to advance indemnifiable expenses to the directors and executive officers. Our bylaws also require that we indemnify and advance expenses to our directors and executive officers to the fullest extent permitted by law.

Director Independence

The Board of Directors has determined that each member of the board is currently an “independent director” as defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules, with the exception of Mr. Raimondi, our Chief Executive Officer, Mr. Heinz and Mr. Pehl. In reaching this conclusion, the board considered relevant facts and circumstances with respect to any direct or indirect relationships between our company and each of the other non-management directors. The board determined that any relationships that now exist, or may have existed in the past, between our company and each of the other non-management directors have no material effect on their independence and do not otherwise disqualify any of them from being deemed an independent director under relevant Nasdaq Marketplace Rules. In evaluating the independence of its members, the Board of Directors uses the independence standards of the Nasdaq Stock Market. However our common stock is no longer listed on the Nasdaq Stock Market, and therefore we are not subject to the director independence or other requirements of Nasdaq or any other exchange.

In accordance with the Board of Directors’ independence determination, four of the seven current members of the board that are standing for election are independent directors. All of the members of the standing committees of the board are currently independent directors with the exception of Mr. Heinz.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP currently serves as our independent registered public accounting firm and has served as such since September 30, 2003. Grant Thornton LLP has audited our consolidated financial statements, made limited reviews of the interim financial reports, reviewed filings with the SEC and provided consulting services and general advice regarding related accounting matters. The Audit Committee has appointed Grant Thornton LLP to serve as our independent auditors for the fiscal year ending April 5, 2008.

Audit, Audit-Related and Tax Fees.  The following table presents fees for professional services rendered by Grant Thornton LLP for fiscal years 2007 and 2006.

Fees Paid to Grant Thornton LLP

	Audit	Audit-Related	Tax Fees
	Fees($)	Fees ($)(1)	($)(2)

2007	1,031,294	22,690	—
2006	661,821	182,493	—

(1)	Audit related fees consisted principally of reviews of registration statements, issuance of consents and foreign statutory audits.

(2)	Tax fees consisted principally of tax compliance and tax consulting services. Services relating to taxes for fiscal years 2007 and 2006 were provided by KPMG LLP.

Financial Information Systems Design and Implementation Fees

Grant Thornton LLP performed no services and no fees were incurred or paid relating to financial information systems design and implementation during fiscal years 2007 and 2006.

All Other Fees

No other services and no other fees were incurred or paid to Grant Thornton LLP during fiscal years 2007 and 2006.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditors.

Prior to engagement of the independent auditors for the next year’s audit, our management expects to submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditors can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-related services are for assurance and related services that are traditionally performed by the independent auditors, including review of registration statements, issuances of consents, due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by the independent auditors’ tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other fees are those associated with services not captured in the other categories. We generally do not request such services from the independent auditors.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditors and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditors for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditors.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following Consolidated Financial Statements of MTI and the Reports of Independent Registered Public Accounting Firms were attached to the Original Filing beginning on pages 43 and 41, respectively.

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

Consolidated Statements of Operations for fiscal years 2007, 2006, and 2005

Consolidated Statements of Stockholders’ Equity (Deficit) for fiscal years 2007, 2006, and 2005

Consolidated Statements of Cash Flows for fiscal years 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2) The following financial statement schedule for fiscal years 2007, 2006, and 2005 were submitted with the Original Filing:

Schedule II — Valuation and Qualifying Accounts (See page 79 of the Original Filing)

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits

An exhibit index has been filed as part of this report and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th of September, 2007.

MTI TECHNOLOGY CORPORATION

By:	/s/ THOMAS P. RAIMONDI, JR.
Thomas P. Raimondi, Jr.
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit			Incorporated by Reference
Number		Exhibit Description	Form	Exhibit(s)	Filing Date

2.1		Asset Purchase Agreement, dated June 6, 2006, between MTI Technology Corporation and Collective Technologies, LLC	10-K	2.1	June 30, 2006
2.2		Amendment No. 1 to Asset Purchase Agreement, dated June 28, 2006, by and among MTI Technology Corporation, Collective Technologies LLC and Pencom Incorporated	8-K	2.1	July 11, 2006
2.3		Amendment No. 2 to Asset Purchase Agreement, dated July 5, 2006, by and among MTI Technology Corporation, Collective Technologies LLC and Pencom Incorporated	8-K	2.2	July 11, 2006
3.1		Restated Certificate of Incorporation of the Company	S-1	3.1	February 11, 1994
3.2		Certificate of Amendment of Restated Certificate of Incorporation of the Company	14-C	A	April 3, 2000
3.3		Second Amended and Restated Bylaws of the Company	10-Q	10.101	November 16, 2004
3.4		Certificate of Designation of Series B Convertible Preferred Stock	8-K	3.1	November 3, 2005
3.5		Certificate of Designation of Series A Convertible Preferred Stock	8-K	3(i).1	June 22, 2004
3.6		Certificate of Amendment of Certificate of Designation of Series A Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on November 1, 2005	8-K	3.2	November 3, 2005
4.1		Specimen of Amended Stock Certificate	10-K	4.2	July 11, 2003
4.2		Form of Common Stock Purchase Warrant	8-K	4.1	November 3, 2005
4.3		Amended and Restated Investor Rights Agreement, dated November 2, 2005, by and among the Company and the Investors set forth therein	8-K	10.1	November 3, 2005
4.4		Amended and Restated Registration Rights Agreement, dated January 11, 2002, between the Company and Silicon Valley Bank	10-Q	4.8	February 19, 2002
4.5		Form of Common Stock Purchase Warrant	8-K	4.1	July 11, 2006
4.6		Registration Rights Agreement, dated July 5, 2006, by and between MTI Technology Corporation and Collective Technologies LLC	8-K	4.2	July 11, 2006
10.1		Letter Agreement, dated October 11, 2005, by and among the Company, EMC Corporation and certain affiliates of Advent International Corporation	8-K	10.1	October 12, 2005
10	.2*	Severance and Release Agreement dated November 21, 2005 by and between the Company and Jon Caputo	8-K	10.1	November 22, 2005
10	.3*	Form of Nonqualified Stock Option Agreement under the Stock Incentive Plan	S-1	10.14	March 21, 1994
10	.4*	Form of Indemnification Agreement for Officers of the Company	10-K	10.2	July 11, 2003
10	.5*	Form of Indemnification Agreement for Directors of the Company	10-K	10.3	July 11, 2003
10	.6*	Form of Change of Control Agreement	8-K	10.1	February 13, 2006
10	.7*	1987 Incentive Stock Option and Nonqualified Stock Option Plan of the Company	S-1	10.21	February 11, 1994

Exhibit			Incorporated by Reference
Number		Exhibit Description	Form	Exhibit(s)	Filing Date

10	.8*	Form of Incentive Stock Option Agreement under the Stock Incentive Plan	S-1	10.30	March 21, 1994
10	.9*	Form of Nonqualified Common Stock Option Agreement under the 1987 Stock Option Plan	S-1	10.23	February 11, 1994
10	.10*	Directors’ Non-Qualified Stock Option Plan	S-1	10.32	March 21, 1994
10.11		Loan and Security Agreement, dated November 13, 2002, by and between Comerica Bank California and the Company	10-Q	10.70	November 19, 2002
10	.12*	1996 Stock Incentive Plan, as amended	10-Q	10.29	November 16, 1999
10	.13*	Severance Agreement, dated as of July 15, 1998, between the Company and Tom Raimondi	10-K	10.30	August 2, 1999
10	.14*	Severance Agreement, dated as of February 7, 2001, between the Company and Keith Clark	10-K	10.24	June 12, 2001
10	.15*	MTI Technology Corporation 2001 Stock Incentive Plan	8-K	99.1	November 3, 2006
10	.16*	MTI Technology Corporation 2001 Non-Employee Director Option Program	10-K	10.31	June 12, 2001
10	.17*	MTI Technology Corporation 2001 Employee Stock Purchase Plan	10-K	10.32	June 12, 2001
10.18		Reseller Agreement effective as of March 31, 2003, between EMC Corporation and the Company. (Portions of this exhibit are omitted and were filed separately with the Secretary of the SEC pursuant to the Company’s application requesting confidential treatment under Rule 406 of the Securities Act.).	10-K	10.61	July 11, 2003
10.19		Amendment 1 to Reseller Agreement, dated February 1, 2004, between EMC Corporation and the Company.	10-K	10.87	July 1, 2004
10.20		Third Amendment to Loan and Security Agreement, dated as of June 15, 2005, by and between Comerica Bank and the Company	10-K	10.95	July 18, 2005
10	.21*	Summary of Executive Compensation and Bonus Arrangements	10-K	10.21	June 30, 2006
10	.22*	Summary of Director Compensation Arrangements	10-K	10.22	June 30, 2006
10	.23*	Contract of Employment between the Company and Keith Clark	10-K	10.1	August 1, 2005
10.24		Lease Agreement, dated August 2, 2005, by and between CalWest Industrial Holdings, LLC and the Company	8-K	10.1	August 8, 2005
10.25		Securities Purchase Agreement, dated August 19, 2005, by and among the Company, EMC Corporation, and certain affiliates of Advent International Corporation	8-K	10.1	August 22, 2005
10	.26*	Form of Restricted Stock Award Agreement under the 2001 Stock Incentive Plan	10-K	10.24	June 30, 2006
10	.27*	Form of Stock Option Award Agreement (Officers) under the 2001 Stock Incentive Plan	10-K	10.25	June 30, 2006
10	.28*	Form of Stock Option Award Agreement (Employees) under the 2001 Stock Incentive Plan	10-K	10.26	June 30, 2006
10.29		EMC Security Agreement, dated December 30, 2004	10-K	10.28	June 30, 2006
10.30		Termination of EMC Letter Agreement and Security Agreement, dated June 7, 2006
10.31		Amendment to Second Waiver and Consent, dated June 20, 2006, between the Company and The Canopy Group	8-K	10.2	June 26, 2006

Exhibit			Incorporated by Reference
Number		Exhibit Description	Form	Exhibit(s)	Filing Date

10.32		Second Waiver and Consent, dated December 28, 2004, between the Company and The Canopy Group	10-K	10.30	June 30, 2006
10.33		Fourth Amendment to Loan and Security Agreement, dated June 20, 2006, between Comerica Bank and the Company	8-K	10.1	June 26, 2006
10.34		Warrant, dated June 20, 2006, issued by the Company to The Canopy Group	8-K	10.3	June 26, 2006
10	.35*	MTI Technology Corporation 2006 Stock Incentive Plan (CT)	8-K	99.2	November 3, 2006
10	.36*	Form of Restricted Stock Award Agreement under the 2006 Stock Incentive Plan (CT)	10-K	10.34	June 30, 2006
10	.37*	Form of Stock Option Award Agreement (Officers) under the 2006 Stock Incentive Plan (CT)	10-K	10.35	June 30, 2006
10	.38*	Form of Stock Option Award Agreement (Employees) under the 2006 Stock Incentive Plan (CT)	10-K	10.36	June 30, 2006
10.39		Form of Promissory Note	8-K	10.1	July 11, 2006
10	.40*	Employment Agreement, dated July 5, 2006, by and between MTI Technology Corporation and Edward C. Ateyeh, Jr.	8-K	10.2	July 11, 2006
10	.41*	Employment Agreement, dated July 5, 2006, by and between MTI Technology Corporation and William Kerley	10-Q	10.3	November 14, 2006
10.42		Amendment No. 2 to Second Waiver and Consent, entered into as of November 21, 2006, by and between The Canopy Group, Inc. and MTI Technology Corporation	8-K	10.1	November 28, 2006
10.43		Warrant to Purchase Common Stock of MTI Technology Corporation, dated November 21, 2006, issued to The Canopy Group, Inc.	8-K	10.2	November 28, 2006
10	.44*	Severance and Release Agreement, dated December 1, 2006, by and between MTI Technology Corporation and Richard L. Ruskin	8-K	10.1	December 4, 2006
10.45		Fifth Amendment to Loan and Security Agreement, entered into as of December 21, 2006, by and between Comerica Bank, successor by merger to Comerica Bank-California, and MTI Technology Corporation	8-K	10.1	December 28, 2006
10.46		Account Purchase Agreement, dated November 27, 2006, by and between MTI Technology Corporation and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division	10-Q	10.7	February 16, 2007
10.47		Sixth Amendment to Loan and Security Agreement, entered into as of May 31, 2007, by and between Comerica Bank, successor by merger to Comerica Bank — California, and MTI Technology Corporation	8-K	10.1	June 6, 2007
10.48		Amendment No. 3 to Second Waiver and Consent, dated as of June 22, 2007, by and between The Canopy Group, Inc. and MTI Technology Corporation.	8-K	10.1	June 28, 2007
10.49		Warrant to Purchase Common Stock of MTI Technology Corporation, dated June 22, 2007, issued to The Canopy Group, Inc.	8-K	10.2	June 28, 2007
21.1		List of Subsidiaries	10-K	21.1	June 30, 2006
23.1		Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP	10-K	23.1	July 23, 2007
24.1		Powers of Attorney	10-K	24.1	July 23, 2007

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit(s)	Filing Date

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.1	July 23, 2007
31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.2	July 23, 2007
31.3	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by CEO pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.1	July 23, 2007
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.2	July 23, 2007

*	Management or compensatory plan or arrangement.